Form 10-Q
period 2021-03-31
OCEANFIRST FINANCIAL CORP
filed 2021-05-06
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of May 3, 2021 there were 60,332,307 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

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
The Company has grown significantly through the acquisitions of Capital Bank of New Jersey (“Capital Bank”) on January 31, 2019 and Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”), each on January 1, 2020. These acquisitions added $2.56 billion in assets, $1.87 billion in loans and $2.04 billion in deposits.
Key developments relating to the Company’s financial results and corporate activities were as follows:

~~•~~Loan and Deposit Growth: Total loan growth for the quarter was $116.4 million, reflecting record loan originations of $747.8 million. Deposits increased $75.2 million, as compared to the prior linked quarter.
•Operations: The Company continues to expand its commercial banking activities with the hiring of nine commercial bankers. The additional lenders are expected to help fuel organic loan growth throughout the remainder of the year. Additionally, the Company consolidated four branches in April 2021 bringing the total number of branches consolidated to 57 over the past five years. These consolidations will increase the average branch size to $164 million and will help further offset operating expenses in the second quarter.
•Net Interest Margin: Net interest margin for the quarter was 2.93%, as compared to 2.97% in the prior linked quarter. The total costs of deposits decreased to 0.37% from 0.45%, respectively.
Net income available to common stockholders was $31.7 million, or $0.53 per diluted share, for the quarter ended March 31, 2021 as compared to $16.5 million, or $0.27 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders was $1.0 million for the quarter ended March 31, 2021. Net income available to common stockholders for the quarter ended March 31, 2021 included merger related expenses of $381,000, branch consolidation expenses of $1.0 million and net gain on equity investments of $8.3 million.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.95% at March 31, 2021.
The Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended March 31, 2021, will be paid on May 21, 2021 to common stockholders of record on May 10, 2021. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock. This dividend will be paid on May 17, 2021 to preferred stockholders of record on April 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020	March 31, 2020
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,577,472	$11,448,313	$10,489,074
Loans receivable, net of allowance for loan credit losses	7,820,590	7,704,857	7,913,541
Deposits	9,502,812	9,427,616	7,892,067
Stockholders’ equity	1,498,719	1,484,130	1,409,834
SELECTED OPERATING DATA:
Net interest income	73,604	77,851	79,645
Credit loss (benefit) expense	(620)	4,072	9,969
Other income	20,835	40,620	13,697
Operating expenses	51,683	70,916	62,796
Net income	32,697	33,064	16,533
Net income available to common stockholders	31,693	32,060	16,533
Diluted earnings per share	0.53	0.54	0.27
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	24.84	24.57	23.38
Cash dividend per share	0.17	0.17	0.17
Dividend payout ratio per common share	32.08%	31.48%	62.96%
Stockholders’ equity to total assets	12.95	12.96	13.44
Return on average assets (2) (3)	1.12	1.09	0.64
Return on average stockholders’ equity (2) (3)	8.59	8.65	4.70
Net interest rate spread (4)	2.78	2.79	3.29
Net interest margin (5)	2.93	2.97	3.52
Operating expenses to average assets (2) (3)	1.83	2.40	2.44
Efficiency ratio (3) (6)	54.73	59.86	67.28
Loan to deposit ratio	82.84	82.27	100.51
ASSET QUALITY:
Non-performing loans	$34,128	$36,410	$16,263
Non-performing assets	34,234	36,516	16,747
Allowance for loan credit losses as a percent of total loans receivable (7) (9)	0.76%	0.78%	0.37%
Allowance for loan credit losses as a percent of total non-performing loans (8) (9)	175.74	166.81	182.22
Non-performing loans as a percent of total loans receivable (7) (8)	0.43	0.47	0.21
Non-performing assets as a percent of total assets (8)	0.30	0.32	0.16
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Performance ratios include the net gain on equity investments, merger related expenses, and branch consolidation expenses of $6.9 million, or $5.2 million, net of tax expense, for the quarter ended March 31, 2021. Performance ratios include net gain on equity investments, gain on sale of Paycheck Protection Program (“PPP”) loans, Federal Home Loan Bank (“FHLB”) advance prepayment fees, merger related expenses, and branch consolidation expenses of $11.7 million, or $8.9 million, net of tax expense, for the quarter ended December 31, 2020. Performance ratios include merger related expenses, branch consolidation expenses, and Two River and Country Bank opening credit loss expense under the Current Expected Credit Loss (“CECL”) model of $13.6 million, or $10.4 million, net of tax benefit, for the quarter ended March 31, 2020.
(4) The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities
(5) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(6) Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(7) Total loans receivable excludes loans held-for-sale.

(8) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(9) The loans acquired from prior bank acquisitions were recorded at fair value. The net credit mark on these loans, not reflected in the allowance for loan credit losses, was $25.7 million, $28.0 million, and $38.3 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Impact of COVID-19

On March 16, 2020, the Company announced a series of actions intended to help mitigate the impact of the COVID-19 virus outbreak on customers, employees and communities. The Company offers its Borrower Relief Programs to address the needs of customers who were current on their loan payments as of either December 31, 2019 or the date of the modification. In addition, in keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loans are not considered troubled debt restructured (“TDR”) loans at March 31, 2021 and will not be reported as past due during the deferral period.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which contains provisions that directly impact financial institutions. The Act extends the PPP, which was originally established under the CARES Act, and provides the Company the ability to continue its Borrower Relief Program. In keeping with regulatory guidance under the CARES Act, these loan deferrals are not considered TDR loans at March 31, 2021 and the Company will not report them as past due during the deferral period.

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

The Company also accepted and processed applications for loans under the PPP. At March 31, 2021, $109.7 million in PPP loans and $2.5 million in deferred fees remained on the balance sheet, which include $60.0 million of PPP loan originations during the quarter ended March 31, 2021.

For further discussion, refer to Part I, Item 1A in the December 31, 2020 Form 10-K - Risk Factors - Risk Related to the COVID-19 Pandemic.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2021 and March 31, 2020. The yields and costs are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended
	March 31, 2021			March 31, 2020
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$1,138,911	$277	0.10%	$63,726	$342	2.16%
Securities (1)	1,311,683	6,689	2.07	1,186,535	7,921	2.68
Loans receivable, net (2)
Commercial	5,127,940	53,670	4.24	4,960,991	59,875	4.85
Residential real estate	2,327,838	20,069	3.45	2,473,410	24,628	3.98
Home equity loans and lines	275,943	3,523	5.18	339,003	4,070	4.83
Other consumer	50,964	646	5.14	87,478	1,371	6.30
Allowance for loan credit losses, net of deferred loan fees	(52,887)	—	—	(10,220)	—	—
Loans receivable, net	7,729,798	77,908	4.09	7,850,662	89,944	4.61
Total interest-earning assets	10,180,392	84,874	3.38	9,100,923	98,207	4.34
Non-interest-earning assets	1,259,109			1,231,886
Total assets	$11,439,501			$10,332,809
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,711,976	4,311	0.47%	$2,807,793	5,132	0.74%
Money market	757,634	367	0.20	614,062	1,040	0.68
Savings	1,522,603	179	0.05	1,403,338	1,555	0.45
Time deposits	1,221,123	3,639	1.21	1,459,348	6,209	1.71
Total	7,213,336	8,496	0.48	6,284,541	13,936	0.89
Federal Home Loan Bank ("FHLB") advances	—	—	—	631,329	2,824	1.80
Securities sold under agreements to repurchase	129,444	95	0.30	82,105	95	0.47
Other borrowings	228,368	2,679	4.76	118,851	1,707	5.78
Total borrowings	357,812	2,774	3.14	832,285	4,626	2.24
Total interest-bearing liabilities	7,571,148	11,270	0.60	7,116,826	18,562	1.05
Non-interest-bearing deposits	2,212,273			1,687,582
Non-interest-bearing liabilities	160,500			113,477
Total liabilities	9,943,921			8,917,885
Stockholders’ equity	1,495,580			1,414,924
Total liabilities and equity	$11,439,501			$10,332,809
Net interest income		$73,604			$79,645
Net interest rate spread (3)			2.78%			3.29%
Net interest margin (4)			2.93%			3.52%
Total cost of deposits (including non-interest-bearing deposits)			0.37%			0.70%
(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost net of allowance for securities credit losses.
(2)Amount is net of deferred loan fees and costs, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held for sale and non-performing loans.
(3)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020
Total assets increased $129.2 million, to $11.58 billion at March 31, 2021, from $11.45 billion at December 31, 2020. Cash and due from banks decreased $98.5 million, to $1.17 billion at March 31, 2021, from $1.27 billion at December 31, 2020. Total debt securities increased by $230.3 million at March 31, 2021, as compared to December 31, 2020, which was partly offset by a decrease in equity investments of $56.9 million due to sales. Loans receivable, net of allowance for loan credit losses, increased by $115.7 million, to $7.82 billion at March 31, 2021, from $7.70 billion at December 31, 2020.

Deposits increased $75.2 million, to $9.50 billion at March 31, 2021, from $9.43 billion at December 31, 2020. The loan-to-deposit ratio at March 31, 2021 was 82.8%, as compared to 82.3% at December 31, 2020.

Stockholders’ equity increased to $1.50 billion at March 31, 2021, as compared to $1.48 billion at December 31, 2020. For the quarter ended March 31, 2021, the Company repurchased 500,000 shares under its stock repurchase program at a weighted average cost of $19.94, and there were 1.5 million shares available for repurchase at March 31, 2021 under the existing repurchase program.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020
General
Net income available to common stockholders was $31.7 million, or $0.53 per diluted share, for the quarter ended March 31, 2021 as compared to $16.5 million, or $0.27 per diluted share, for the corresponding prior year period. The dividend paid to preferred stockholders was $1.0 million for the three months ended March 31, 2021. The current quarter results benefited from the modest release of credit loss expense and improved levels of operating expenses. Net income available to common stockholders for the quarter ended March 31, 2021 included merger related expenses of $381,000, branch consolidation expenses of $1.0 million and net gain on equity investments of $8.3 million. These items increased net income by $5.2 million, net of tax, for the quarter ended March 31, 2021. Net income available to common stockholders for the same prior year period included merger related expenses of $8.5 million, branch consolidation expenses of $2.6 million, and Two River and Country Bank opening credit loss expense under the CECL model of $2.4 million. These items decreased net income by $10.4 million, net of tax, for the quarter ended March 31, 2020.
Interest Income
Interest income for the quarter ended March 31, 2021 decreased to $84.9 million, as compared to $98.2 million in the corresponding prior year period. Average interest-earning assets increased by $1.08 billion for the quarter ended March 31, 2021, as compared to the same prior year period, primarily concentrated in interest-earning deposits. Average loans receivable, net of allowance for loan credit losses, decreased by $120.9 million for the quarter ended March 31, 2021, as compared to the same prior year period. For the quarter ended March 31, 2021, the yield on average interest-earning assets decreased to 3.38% from 4.34% in the corresponding prior year period.
Interest Expense
Interest expense for the quarter ended March 31, 2021 was $11.3 million, as compared to $18.6 million in the corresponding prior year period. Average interest-bearing liabilities increased $454.3 million for the quarter ended March 31, 2021, as compared to the same prior year period. For the quarter ended March 31, 2021, the cost of average interest-bearing liabilities decreased to 0.60%, from 1.05% in the corresponding prior year period. The total cost of deposits (including non-interest bearing deposits) was 0.37% for the quarter ended March 31, 2021, as compared to 0.70% in the same prior year period.
Net Interest Income
Net interest income for the quarter ended March 31, 2021 decreased to $73.6 million, as compared to $79.6 million for the same prior year period, reflecting a reduction in net interest margin, partly offset by an increase in interest-earning assets. The net interest margin for the quarter ended March 31, 2021 decreased to 2.93%, from 3.52% for the same prior year period. The net interest margin compression was primarily due to the excess balance sheet liquidity, driven by a strategic decision to accumulate liquidity entering the economic downturn, the lower interest rate environment, and to a lesser extent, the origination of low-yielding PPP loans.

Credit Loss (Benefit) Expense
For the quarter ended March 31, 2021, the benefit for credit loss expense was $620,000, as compared to a provision for credit loss expense of $10.0 million for the corresponding prior year period. The benefit for credit loss expense for the quarter was significantly influenced by an improved economic outlook with expectations for strong GDP growth and improved employment levels. Net loan recoveries were $280,000 for the quarter ended March 31, 2021, as compared to net loan charge-offs of $1.2 million for the corresponding prior year period. Non-performing loans totaled $34.1 million at March 31, 2021, as compared to $16.3 million at March 31, 2020.
Other Income
For the quarter ended March 31, 2021, other income increased to $20.8 million as compared to $13.7 million for the corresponding prior year period. Other income for the quarter ended March 31, 2021 included $8.3 million of net gain on equity investments. The net gain on equity investments was primarily a result of several programs implemented by the Company in 2020 to invest excess liquidity in high quality equity securities with attractive dividend yields which were sold in January 2021. The remaining items in other income decreased by $1.1 million for the quarter ended March 31, 2021, as compared to the corresponding prior year period, was primarily due to decreases in commercial loan swap income of $2.9 million and fees and service charges of $1.1 million, partially offset by an increase in gain on sale of loans of $1.7 million, and referral fees of $662,000 related to the origination of PPP loans.
Operating Expenses
Operating expenses decreased to $51.7 million for the quarter ended March 31, 2021, as compared to $62.8 million in the same prior year period. Operating expenses for the quarter ended March 31, 2021 included $1.4 million of merger related and branch consolidation expenses, as compared to $11.1 million in the same prior year period. Excluding the impact of merger related and branch consolidation expenses, the $1.4 million decrease in operating expenses for the quarter ended March 31, 2021 was primarily due to decreases in compensation and benefits expense of $1.5 million and occupancy and equipment of $580,000, partially offset by an increase in federal deposit insurance expense of $1.2 million.
Provision for Income Taxes
The provision for income taxes was $10.7 million for the quarter ended March 31, 2021, as compared to $4.0 million for the same prior year period. The effective tax rate was 24.6% for the quarter ended March 31, 2021, as compared to 19.7% for the same prior year period. The higher effective tax rate for the current year period, as compared to the prior year period, is primarily due to the impact of a New Jersey tax code change and a higher allocation of taxable income to New York.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, access to the Federal Reserve discount window, other borrowings, including subordinated debt, and to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple banks.
At March 31, 2021 and December 31, 2020, the Bank had no outstanding overnight borrowings from the FHLB. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. There were no FHLB advances at March 31, 2021 and December 31, 2020.
The Company’s cash needs for the quarter ended March 31, 2021 were primarily satisfied by the sale of equity investments, an increase in deposits, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities and loan originations. The Company’s cash needs for the three months ended March 31, 2020 were primarily satisfied by the net proceeds from FHLB advances, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt investment securities, and acquired cash from acquisitions. The cash was principally utilized for loan originations, to fund short-term borrowing maturities, to fund deposit outflows, and repurchase of stock.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2021, outstanding commitments to originate loans totaled $344.3 million and outstanding undrawn lines of credit totaled $1.10 billion, of which $725.8 million were commitments to commercial borrowers and $377.7 million were commitments to consumer borrowers and residential construction borrowers. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $745.3 million at March 31, 2021. Based upon historical experience, management is optimistic about its ability to retain a significant portion of its maturing time deposits.
The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios. In response to COVID-19, management identified additional sources of contingent liquidity, including expanded borrowing capacity with the FHLB, the Federal Reserve and existing correspondent bank relationships. The Company strengthened balance sheet liquidity entering the economic downturn.
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. The Company determined to recommence repurchases under its existing stock repurchase plan in February 2021. For the quarter ended March 31, 2021, the Company repurchased 500,000 shares of common stock. At March 31, 2021, there were 1,519,145 shares available to be repurchased under the stock repurchase program authorized in December of 2019.
Cash dividends on common stock declared and paid during the first three months of March 31, 2021 were $10.2 million, as compared to $10.3 million for the same prior year period. On April 29, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend is payable on May 21, 2021 to common stockholders of record at the close of business on May 10, 2021.
Cash dividends on preferred stock declared and paid during the first three months of March 31, 2021 were $1.0 million. The Company also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, payable on May 17, 2021 to preferred stockholders of record on April 30, 2021.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding Company of OceanFirst Bank, are capital distributions from the Bank, the issuance of preferred and common stock, and debt. For the three months ended March 31, 2021, the Company received a dividend payment of $10.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by the applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders. At March 31, 2021, OceanFirst Financial Corp. held $164.5 million in cash.
As of March 31, 2021 and December 31, 2020, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2021	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$968,486	8.90%	$435,143	4.00%		$543,929	5.00%
Common equity Tier 1 (to risk-weighted assets)	968,486	12.09	560,545	7.00	(1)	520,506	6.50
Tier 1 capital (to risk-weighted assets)	968,486	12.09	680,662	8.50	(1)	640,623	8.00
Total capital (to risk-weighted assets)	1,029,255	12.85	840,818	10.50	(1)	800,779	10.00
Company:
Tier 1 capital (to average assets)	$1,019,971	9.86%	$413,609	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	893,043	11.09	563,570	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,019,971	12.67	684,334	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,244,228	15.45	845,354	10.50	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2020	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$942,122	8.48%	$444,648	4.00%		$555,810	5.00%
Common equity Tier 1 (to risk-weighted assets)	942,122	12.11	544,625	7.00	(1)	505,724	6.50
Tier 1 capital (to risk-weighted assets)	942,122	12.11	661,331	8.50	(1)	622,429	8.00
Total capital (to risk-weighted assets)	1,004,480	12.91	816,938	10.50	(1)	778,036	10.00
Company:
Tier 1 capital (to average assets)	$998,273	9.44%	$423,028	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	871,385	11.05	552,075	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,273	12.66	670,377	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,230,370	15.60	828,113	10.50	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.50%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At March 31, 2021 and December 31, 2020, the Company maintained a stockholders’ equity to total assets ratio of 12.95% and 12.96%, respectively.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated to repurchase loans previously sold under certain circumstances under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. As a result of the COVID-19 pandemic, some of these loans were placed on forbearance and the Company may be required to repurchase them in future periods. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At each of March 31, 2021 and December 31, 2020, the reserve for repurchased loans and loss sharing obligations was $1.2 million.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2021 (in thousands):

Contractual Obligations	Total	Less than One Year	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
Debt obligations	$362,641	$134,663	$431	$483	$227,064
Commitments to fund undrawn lines of credit
Commercial	725,835	725,835	—	—	—
Consumer/construction	377,656	377,656	—	—	—
Commitments to originate loans	344,329	344,329	—	—	—
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

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,616	$1,551
Commercial real estate – owner occupied	11,676	13,054
Commercial real estate – investor	12,366	10,660
Residential real estate	6,398	8,642
Home equity loans and lines	2,072	2,503
Total non-performing loans	34,128	36,410
Other real estate owned	106	106
Total non-performing assets	$34,234	$36,516
Purchased with credit deterioration (“PCD”) loans (1)	$44,421	$48,488
Delinquent loans 30-89 days	$16,477	$34,683
Allowance for loan credit losses as a percent of total loans	0.76%	0.78%
Allowance for loan credit losses as a percent of total non-performing loans	175.74	166.81
Non-performing loans as a percent of total loans	0.43	0.47
Non-performing assets as a percent of total assets	0.30	0.32
(1)     PCD loans are not included in non-performing loans or delinquent loans totals.

The Company’s non-performing loans totaled $34.1 million at March 31, 2021, as compared to $36.4 million at December 31, 2020. Included in the non-performing loans total was $4.8 million and $5.2 million of TDR loans at March 31, 2021 and December 31, 2020, respectively. Non-performing loans do not include $44.4 million and $48.5 million of acquired PCD loans at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the allowance for loan credit losses totaled $60.0 million, or 0.76% of total loans, as compared to $60.7 million, or 0.78% of total loans at December 31, 2020. These ratios exclude existing unamortized credit and PCD marks on acquired loans of $25.7 million and $28.0 million at March 31, 2021 and December 31, 2020, respectively.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. For principal and interest deferrals as well as principal only deferrals, all payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at March 31, 2021 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale (in thousands):

	March 31, 2021	December 31, 2020
Special Mention	$150,221	$165,843
Substandard	189,087	194,477
The decrease in special mention and substandard loans was primarily due to the improvement in the Bank’s borrowers’ ability to service their loans.

Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. These judgments and policies involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. Certain assets are carried in the consolidated statements of financial condition at fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is the most critical accounting policy because it is important to the presentation of the Company’s financial condition and results of operations. These critical accounting policies and their application are reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence.
The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed in the Company’s 2020 Form 10-K under Item 1A - Risk Factors, as supplemented by the Company’s subsequent filings with the Securities and Exchange Commission (the “SEC”) and elsewhere therein and the following: changes in interest rates, general economic conditions, public health crises (such as the governmental, social and economic effects of the novel coronavirus), levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, increased defaults as a result of economic disruptions caused by the novel coronavirus, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes (particularly with respect to the novel coronavirus), monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and Board of Governors of the Federal Reserve System (the “FRB”), the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations.
Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the timing of inoculation against the virus and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan credit losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; if legislation or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks would be increased as the result of an increased use of the Bank’s online banking platform or an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.
These risks and uncertainties are further discussed in the Company’s 2020 Form 10-K under Item 1A - Risk Factors and elsewhere therein and in subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of interest rate risk (“IRR”) modeling. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2021, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At March 31, 2021, the Company’s one-year gap was positive 22.82% as compared to positive 18.05% at December 31, 2020.

At March 31, 2021	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$892,817	$935	$2,425	$—	$—	$896,177
Debt securities	260,294	193,546	378,665	229,376	291,219	1,353,100
Equity investments	—	—	—	—	50,159	50,159
Restricted equity investments	—	—	—	—	52,199	52,199
Loans receivable (2)	2,086,681	1,789,639	2,357,314	1,024,286	657,792	7,915,712
Total interest-earning assets	3,239,792	1,984,120	2,738,404	1,253,662	1,051,369	10,267,347
Interest-bearing liabilities:
Interest-bearing checking accounts	1,325,348	169,565	433,608	359,164	1,335,447	3,623,132
Money market deposit accounts	74,189	54,688	128,083	104,901	420,598	782,459
Savings accounts	159,727	114,349	293,030	238,336	763,086	1,568,528
Time deposits	255,552	489,599	304,466	46,312	14,829	1,110,758
FHLB advances	—	—	—	—	—	—
Securities sold under agreements to repurchase and other borrowings	238,080	198	431	122,991	941	362,641
Total interest-bearing liabilities	2,052,896	828,399	1,159,618	871,704	2,534,901	7,447,518
Interest sensitivity gap (3)	$1,186,896	$1,155,721	$1,578,786	$381,958	$(1,483,532)	$2,819,829
Cumulative interest sensitivity gap	$1,186,896	$2,342,617	$3,921,403	$4,303,361	$2,819,829	$2,819,829
Cumulative interest sensitivity gap as a percent of total interest-earning assets	11.56%	22.82%	38.19%	41.91%	27.46%	27.46%
(1)Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan credit losses unamortized discounts and deferred loan fees.
(3)Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2021 and December 31, 2020. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2020 Form 10-K.

	March 31, 2021					December 31, 2020
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$2,135,781	31.6%	19.4%	$345,402	17.1%	$1,890,335	38.5%	17.3%	$340,098	16.2%
200	2,000,867	23.2	17.9	329,626	11.7	1,752,255	28.4	15.7	325,436	11.2
100	1,831,006	12.8	16.1	312,951	6.1	1,578,917	15.7	13.9	309,644	5.8
Static	1,623,437	—	14.0	294,985	—	1,365,119	—	11.8	292,572	—
(100)	1,336,840	(17.7)	11.4	281,029	(4.7)	1,074,346	(21.3)	9.2	284,763	(2.7)
The interest rate sensitivity at March 31, 2021 and December 31, 2020, continue to be impacted by the loan and debt securities portfolio growth as well as a cash liquidity position that remains elevated.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$1,173,665	$1,272,134
Debt securities available-for-sale, at estimated fair value	268,511	183,302
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,717 at March 31, 2021 and $1,715 at December 31, 2020 (estimated fair value of $1,099,745 at March 31, 2021 and $968,466 at December 31, 2020)	1,082,326	937,253
Equity investments, at estimated fair value	50,159	107,079
Restricted equity investments, at cost	52,199	51,705
Loans receivable, net of allowance for loan credit losses of $59,976 at March 31, 2021 and $60,735 at December 31, 2020	7,820,590	7,704,857
Loans held-for-sale	43,175	45,524
Interest and dividends receivable	32,819	35,269
Other real estate owned	106	106
Premises and equipment, net	110,093	107,094
Bank owned life insurance	264,548	265,253
Assets held for sale	5,340	5,782
Goodwill	500,319	500,319
Core deposit intangible	22,273	23,668
Other assets	151,349	208,968
Total assets	$11,577,472	$11,448,313
Liabilities and Stockholders’ Equity
Deposits	$9,502,812	$9,427,616
Securities sold under agreements to repurchase with retail customers	134,465	128,454
Other borrowings	228,176	235,471
Advances by borrowers for taxes and insurance	20,980	17,296
Other liabilities	192,320	155,346
Total liabilities	10,078,753	9,964,183
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both March 31, 2021 and December 31, 2020	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,478,355 and 61,040,894 shares issued at March 31, 2021 and December 31, 2020, respectively; and 60,329,504 and 60,392,043 shares outstanding at March 31, 2021 and December 31, 2020, respectively	610	609
Additional paid-in capital	1,142,290	1,137,715
Retained earnings	398,280	378,268
Accumulated other comprehensive income	312	621
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(7,129)	(7,433)
Treasury stock, 1,148,851 and 648,851 shares at March 31, 2021 and December 31, 2020, respectively	(35,645)	(25,651)
Total stockholders’ equity	1,498,719	1,484,130
Total liabilities and stockholders’ equity	$11,577,472	$11,448,313

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Interest income:
Loans	$77,908	$89,944
Debt securities	5,355	6,772
Equity investments and other	1,611	1,491
Total interest income	84,874	98,207
Interest expense:
Deposits	8,496	13,936
Borrowed funds	2,774	4,626
Total interest expense	11,270	18,562
Net interest income	73,604	79,645
Credit loss (benefit) expense	(620)	9,969
Net interest income after credit loss (benefit) expense	74,224	69,676
Other income:
Bankcard services revenue	3,052	2,481
Trust and asset management revenue	599	515
Fees and service charges	3,737	4,873
Net gain on sales of loans	1,916	173
Net gain on equity investments	8,287	155
Net loss from other real estate operations	(8)	(150)
Income from bank owned life insurance	1,415	1,575
Commercial loan swap income	1,111	4,050
Other	726	25
Total other income	20,835	13,697
Operating expenses:
Compensation and employee benefits	28,366	29,885
Occupancy	5,061	5,276
Equipment	1,578	1,943
Marketing	434	769
Federal deposit insurance and regulatory assessments	1,864	667
Data processing	4,031	4,177
Check card processing	1,372	1,276
Professional fees	2,837	2,302
Other operating expense	3,353	3,802
Amortization of core deposit intangible	1,395	1,578
Branch consolidation expense	1,011	2,594
Merger related expenses	381	8,527
Total operating expenses	51,683	62,796
Income before provision for income taxes	43,376	20,577
Provision for income taxes	10,679	4,044
Net income	32,697	16,533
Dividends on preferred shares	1,004	—
Net income available to common stockholders	$31,693	$16,533
Basic earnings per share	$0.53	$0.28
Diluted earnings per share	$0.53	$0.27
Average basic shares outstanding	59,840	59,876
Average diluted shares outstanding	60,101	60,479
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income	$32,697	$16,533
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities (net of tax benefit of $112 in 2021 and net tax expense of $586 in 2020)	(416)	2,149
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $73 in 2021 and $84 in 2020)	107	115
Reclassification adjustment for gains included in net income (net of tax benefit of $173 in 2020)	—	(547)
Total other comprehensive (loss) income	(309)	1,717
Total comprehensive income	32,388	18,250
Less: Dividends on preferred shares	1,004	—
Comprehensive income available to common stockholders	$31,384	$18,250
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2021 and March 31, 2020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$1,153,119
Net income	—	—	—	16,533	—	—	—	16,533
Other comprehensive income, net of tax	—	—	—	—	1,717	—	—	1,717
Stock compensation	—	2	1,106	—	—	—	—	1,108
Effect of adopting Accounting Standards Update(“ASU”) No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	43	—	—	304	—	347
Cash dividend $0.17 per share	—	—	—	(10,274)	—	—	—	(10,274)
Exercise of stock options	—	2	1,305	(650)	—	—	—	657
Purchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holding Company, Inc.	—	44	112,792	—	—	—	—	112,836
Balance at March 31, 2020	$—	$609	$1,078,438	$364,273	$509	$(8,344)	$(25,651)	$1,409,834

Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$1,484,130
Net income	—	—	—	32,697	—	—	—	32,697
Other comprehensive loss, net of tax	—	—	—	—	(309)	—	—	(309)
Stock compensation	—	—	1,237	—	—	—	—	1,237
Allocation of ESOP stock	—	—	48	—	—	304	—	352
Cash dividend $0.17 per share	—	—	—	(10,152)	—	—	—	(10,152)
Exercise of stock options	—	1	3,290	(1,529)	—	—	—	1,762
Purchase 500,000 shares of common stock	—	—	—	—	—	—	(9,994)	(9,994)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	(1,004)
Balance at March 31, 2021	$1	$610	$1,142,290	$398,280	$312	$(7,129)	$(35,645)	$1,498,719

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$32,697	$16,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,064	2,126
Allocation of ESOP stock	352	347
Stock compensation	1,237	1,108
Net excess tax expense (benefit) on stock compensation	90	(299)
Amortization of servicing asset	25	12
Net premium amortization in excess of discount accretion on securities	1,467	842
Net amortization of deferred costs on borrowings	212	63
Amortization of core deposit intangible	1,395	1,578
Net accretion of purchase accounting adjustments	(3,804)	(5,637)
Net amortization of deferred costs and discounts on loans	437	40
(Benefit) provision for credit losses	(620)	9,969
Net gain on sale and write-down of other real estate owned	—	(2)
Net write down of fixed assets held-for-sale to net realizable value	427	—
Net gain on equity securities	(8,287)	(155)
Net gain on sales of loans	(1,916)	(173)
Proceeds from sales of residential loans held for sale	69,416	7,673
Mortgage loans originated for sale	(65,151)	(25,282)
Increase in value of bank owned life insurance	(1,415)	(1,575)
Net loss on sale of assets held for sale	22	—
Decrease (increase) in interest and dividends receivable	2,450	(2,095)
Deferred tax (benefit) provision	(57)	245
Decrease in other assets	27,442	10,877
(Decrease) increase in other liabilities	(21,610)	47,501
Total adjustments	4,176	47,163
Net cash provided by operating activities	36,873	63,696
Cash flows from investing activities:
Net increase in loans receivable	(111,302)	(160,211)
Proceeds from sale of loans	—	9,313
Purchase of debt securities available-for-sale	(100,921)	(9,980)
Purchase of debt securities held-to-maturity	(178,316)	—
Purchase of equity investments	(10,575)	(36)
Proceeds from sale of equity investments	99,060	—
Proceeds from maturities and calls of debt securities available-for-sale	22,850	10,223
Proceeds from maturities and calls of debt securities held-to-maturity	6,565	13,001
Proceeds from sales of debt securities available-for-sale	—	5,869
Principal repayments on debt securities available-for-sale	46	—
Principal repayments on debt securities held-to-maturity	52,371	35,401
Proceeds from bank owned life insurance	2,120	155
Proceeds from the redemption of restricted equity investments	344	36,581
Purchases of restricted equity investments	(485)	(47,216)
Proceeds from sales of other real estate owned	—	89
Proceeds from sales of assets held-for-sale	420	—
Purchases of premises and equipment	(5,336)	(1,798)
Net cash consideration received for acquisition	—	23,460
Net cash used in investing activities	(223,159)	(85,149)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$75,694	$(29,963)
Increase (decrease) in short-term borrowings	6,011	(50,297)
Proceeds from Federal Home Loan Bank advances	—	460,000
Repayments of Federal Home Loan Bank advances	—	(162,700)
Repayments of other borrowings	(7,529)	(27)
Increase in advances by borrowers for taxes and insurance	3,684	4,832
Exercise of stock options	1,762	657
Payment of employee taxes withheld from stock awards	(1,094)	(1,972)
Purchase of treasury stock	(9,994)	(14,814)
Dividends paid	(11,156)	(10,274)
Net cash provided by financing activities	57,378	195,442
Net (decrease) increase in cash and due from banks and restricted cash	(128,908)	173,989
Cash and due from banks and restricted cash at beginning of period	1,318,661	133,226
Cash and due from banks and restricted cash at end of period	$1,189,753	$307,215
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$1,272,134	$120,544
Restricted cash at beginning of period	46,527	12,682
Cash and due from banks and restricted cash at beginning of period	$1,318,661	$133,226
Cash and due from banks at end of period	$1,173,665	$256,470
Restricted cash at end of period	16,088	50,745
Cash and due from banks and restricted cash at end of period	$1,189,753	$307,215
Cash paid during the period for:
Interest	$10,376	$19,293
Income taxes	568	—
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	180	199
Net loan (recoveries) charge-offs	(280)	1,154
Transfer of loans receivable to other real estate owned	—	106

Acquisition:
Non-cash assets acquired:
Securities	$—	$208,880
Restricted equity investments	—	5,334
Loans	—	1,559,497
Premises and equipment	—	9,744
Accrued interest receivable	—	4,161
Bank owned life insurance	—	22,440
Deferred tax asset	—	(800)
Other assets	—	10,077
Goodwill and other intangible assets, net	—	139,275
Total non-cash assets acquired	$—	$1,958,608
Liabilities assumed:
Deposits	$—	$1,594,403
Borrowings	—	92,618
Other liabilities	—	33,602
Total liabilities assumed	$—	$1,720,623
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp. Casaba Real Estate Holdings Corporation, CBNJ Investments Corp., Country Property Holdings, Inc., and TRCB Investment Corp. Certain other subsidiaries were dissolved in 2020 and are included in the consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the full year 2021 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Two River, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total purchase price:	$197,050
Assets acquired:
Cash and cash equivalents	$51,102
Securities	64,381
Loans	940,072
Accrued interest receivable	2,382
Bank owned life insurance	22,440
Deferred tax asset	3,158
Other assets	15,956
Core deposit intangible	12,130
Total assets acquired	1,111,621
Liabilities assumed:
Deposits	(941,750)
Other liabilities	(59,026)
Total liabilities assumed	(1,000,776)
Net assets acquired	$110,845
Goodwill recorded in the merger	$86,205
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Country Bank, net of total consideration paid (in thousands):

At January 1, 2020
Estimated Fair Value
Total purchase price:	$112,836
Assets acquired:
Cash and cash equivalents	$20,799
Securities	144,499
Loans	618,408
Accrued interest receivable	1,779
Deferred tax asset	(3,117)
Other assets	9,195
Core deposit intangible	2,117
Total assets acquired	793,680
Liabilities assumed:
Deposits	(652,653)
Other liabilities	(67,240)
Total liabilities assumed	(719,893)
Net assets acquired	$73,787
Goodwill recorded in the merger	$39,049
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
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Two River and Country Bank acquisitions were as follows. Refer to Note 7, Fair Value Measurements, for a discussion of the fair value hierarchy.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Two River operated 14 properties and Country Bank operated five properties, subject to lease agreements.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $12.1 million, and $2.1 million, for the acquisitions of Two River and Country Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding	60,300	60,362
Less: Unallocated ESOP shares	(386)	(460)
Unallocated incentive award shares	(74)	(26)
Average basic shares outstanding	59,840	59,876
Add: Effect of dilutive securities:
Incentive awards	261	603
Average diluted shares outstanding	60,101	60,479
For the three months ended March 31, 2021 and 2020, antidilutive stock options of 1,672,000 and 1,033,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At March 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$169,337	$2,570	$(8)	$171,899	$—
Collateralized loan obligations (“CLOs”)	96,410	96	(40)	96,466	—
Mortgage-backed securities - FNMA	144	2	—	146	—
Total debt securities available-for-sale	$265,891	$2,668	$(48)	$268,511	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	278,179	7,043	(1,106)	284,116	(90)
Corporate debt securities	72,821	1,542	(1,912)	72,451	(1,511)
Mortgage-backed securities:
FHLMC	303,539	4,256	(3,178)	304,617	—
FNMA	335,307	5,978	(2,481)	338,804	—
GNMA	59,904	1,614	(23)	61,495	—
SBA	5,190	—	(58)	5,132	—
Other	32,269	861	—	33,130	(116)
Total mortgage-backed securities	736,209	12,709	(5,740)	743,178	(116)
Total debt securities held-to-maturity	$1,087,209	$21,294	$(8,758)	$1,099,745	$(1,717)
Total debt securities	$1,353,100	$23,962	$(8,806)	$1,368,256	$(1,717)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At December 31, 2020
Debt securities available-for-sale:
U.S. government and agency obligations	$173,790	$3,152	$(2)	$176,940	$—
CLOs	6,174	—	(4)	6,170	—
Mortgage-backed securities - FNMA	190	2	—	192	—
Total debt securities available-for-sale	$180,154	$3,154	$(6)	$183,302	$—
Debt securities held-to-maturity:
State and municipal obligations	238,405	11,500	(231)	249,674	(48)
Corporate debt securities	72,305	1,615	(2,652)	71,268	(1,550)
Mortgage-backed securities:
FHLMC	232,942	5,383	(124)	238,201
FNMA	293,615	7,640	(147)	301,108
GNMA	67,334	2,014	(12)	69,336
SBA	5,392	—	(60)	5,332
Other	32,321	1,226	—	33,547	(117)
Total mortgage-backed securities	631,604	16,263	(343)	647,524	(117)
Total debt securities held-to-maturity	$942,314	$29,378	$(3,226)	$968,466	$(1,715)
Total debt securities	$1,122,468	$32,532	$(3,232)	$1,151,768	$(1,715)
There was no allowance for securities credit losses on debt securities available-for-sale at March 31, 2021 and December 31, 2020.
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Allowance for credit losses
Beginning balance	$(1,715)	$—
Impact of CECL adoption	—	(1,268)
Provision for credit loss expense	(2)	(1,261)
Total ending allowance balance	$(1,717)	$(2,529)

During 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer, which continues to be reflected in accumulated other comprehensive income on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Amortized cost	$1,087,209	$942,314
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for securities credit loss	(1,717)	(1,715)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,181	10,001
Carrying value	$1,082,326	$937,253
There were no realized gains or losses on debt securities for the three months ended March 31, 2021 and 2020.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of debt securities at March 31, 2021 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2021, corporate debt securities with an amortized cost of $54.3 million, and estimated fair value of $54.0 million, and CLOs with an amortized cost of $96.4 million, and estimated fair value of $96.5 million, were callable prior to the maturity date.

March 31, 2021	Amortized Cost	Estimated Fair Value
Less than one year	$105,213	$105,784
Due after one year through five years	189,783	194,363
Due after five years through ten years	164,010	162,249
Due after ten years	157,741	162,536
	$616,747	$624,932
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $533.0 million and $435.9 million at March 31, 2021 and December 31, 2020, respectively, which includes $147.0 million and $152.7 million at March 31, 2021 and December 31, 2020, respectively, pledged as collateral for securities sold under agreements to repurchase.
At March 31, 2021, there were no holdings of securities of any one issuer, other than the US government and its agencies and government-sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020, segregated by the duration of the unrealized losses, are as follows (in thousands):

	At March 31, 2021
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
U.S. government and agency obligations	$10,139	$(8)	$—	$—	$10,139	$(8)
CLOs	47,053	(40)	—	—	47,053	(40)
Total debt securities available-for-sale	57,192	(48)	—	—	57,192	(48)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$50,696	$(890)	$5,748	$(216)	$56,444	$(1,106)
Corporate debt securities	39,041	(1,774)	3,818	(138)	42,859	(1,912)
Mortgage-backed securities:
FHLMC	158,632	(3,178)	—	—	158,632	(3,178)
FNMA	163,103	(2,478)	293	(3)	163,396	(2,481)
GNMA	6,104	(23)	—	—	6,104	(23)
SBA	2,015	(48)	3,116	(10)	5,131	(58)
Total mortgage-backed securities	329,854	(5,727)	3,409	(13)	333,263	(5,740)
Total debt securities held-to-maturity	419,591	(8,391)	12,975	(367)	432,566	(8,758)
Total debt securities	$476,783	$(8,439)	$12,975	$(367)	$489,758	$(8,806)

	At December 31, 2020
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Debt securities available-for-sale:
U.S. government and agency obligations	$17,029	$(2)	$—	$—	$17,029	$(2)
CLOs	4,766	(4)	—	—	4,766	(4)
Total debt securities available-for-sale	21,795	(6)	—	—	21,795	(6)
Debt securities held-to-maturity:
State and municipal obligations	2,823	(23)	7,509	(208)	10,332	(231)
Corporate debt securities	10,192	(255)	35,935	(2,397)	46,127	(2,652)
Mortgage-backed securities:
FHLMC	24,661	(117)	669	(7)	25,330	(124)
FNMA	39,365	(128)	939	(19)	40,304	(147)
GNMA	5,856	(11)	207	(1)	6,063	(12)
SBA	3,626	(12)	1,706	(48)	5,332	(60)
Total mortgage-backed securities	73,508	(268)	3,521	(75)	77,029	(343)
Total debt securities held-to-maturity	86,523	(546)	46,965	(2,680)	133,488	(3,226)
Total debt securities	$108,318	$(552)	$46,965	$(2,680)	$155,283	$(3,232)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The Company concluded that the corporate debt securities were not impaired at March 31, 2021 and the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity. The Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either FHLMC, FNMA, GNMA, or SBA, corporations which are chartered by the United States Government and whose debt obligations are rated AA+/Aaa by S&P and Moody’s, respectively. Additionally, there are private label commercial mortgage-backed securities with credit ratings ranging between Aaa and Aa2. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were not impaired at March 31, 2021.
State, municipal, and sovereign debt obligations are securities issued by state, local and national governments for various purposes. The Company is not aware of any information subsequent to the purchase of any state, municipal, and sovereign debt obligations that indicates an inability on the part of an issuer to meet all of its financial commitments. The weighted average credit rating of these securities is Aa/AA with no credit rating below Baa2/BBB. The Company has the ability and stated intention to hold these securities to maturity at which time the Company expects to receive full repayment. Current unrealized losses are considered to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. As a result, the Company concluded that these securities were not impaired as of March 31, 2021.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at March 31, 2021, aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of March 31, 2021
State, municipal and sovereign debt obligations	$33,421	$138,734	$72,959	$33,065	$—	$278,179
Corporate debt securities	—	497	11,995	48,995	11,334	72,821
Mortgage-backed securities - Other	11,111	21,158	—	—	—	32,269
Total debt securities held-to-maturity	$44,532	$160,389	$84,954	$82,060	$11,334	$383,269
Equity investments
At March 31, 2021 and December 31, 2020, the Company held equity investments at an estimated fair value of $50.2 million and $107.1 million, respectively. The equity investments primarily comprised of select financial services institutions’ common and preferred stocks paying attractive dividends.
The realized and unrealized gains or losses on equity securities for the three months ended March 31, 2021 and March 31, 2020 are shown in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net gain on equity investments	$8,287	$155
Less: Net gains recognized on equity securities sold	8,123	—
Unrealized gain recognized on equity securities still held	$164	$155

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Commercial:
Commercial and industrial (1)	$498,245	$470,656
Commercial real estate – owner occupied	1,066,351	1,145,065
Commercial real estate – investor	3,804,351	3,491,464
Total commercial	5,368,947	5,107,185
Consumer:
Residential real estate	2,189,348	2,309,459
Home equity loans and lines	267,591	285,016
Other consumer	46,651	54,446
Total consumer	2,503,590	2,648,921
Total loans receivable	7,872,537	7,756,106
Deferred origination costs, net	8,029	9,486
Allowance for loan credit losses	(59,976)	(60,735)
Total loans receivable, net	$7,820,590	$7,704,857
(1) The commercial and industrial loans balance at March 31, 2021 and December 31, 2020 includes Paycheck Protection Program (“PPP”) loans of $109.7 million and $95.4 million, respectively.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. Generally, risk ratings for loans on forbearance pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act are not re-evaluated until the initial 90-day forbearance period ends. At that time, risk ratings are updated with an emphasis on industries that were heavily impacted by the pandemic, as well as individual borrower liquidity, and other measures of resiliency as described below. The Company evaluates risk ratings on an ongoing basis and as such, adversely rated loans will be re-evaluated as government restrictions end and businesses resume normal operations. The Company uses the following definitions for risk ratings:
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Total
March 31, 2021
Commercial and industrial
Pass	$68,908	$85,402	$35,616	$25,960	$13,952	$88,010	$161,358	$479,206
Special Mention	—	334	1,866	776	1,328	706	2,029	7,039
Substandard	—	567	1,279	881	754	2,033	6,486	12,000
Total commercial and industrial	68,908	86,303	38,761	27,617	16,034	90,749	169,873	498,245
Commercial real estate - owner occupied
Pass	20,780	72,657	120,065	122,007	115,902	496,736	10,127	958,274
Special Mention	—	—	3,488	6,556	1,973	32,144	278	44,439
Substandard	—	—	14,377	8,926	2,874	36,912	549	63,638
Total commercial real estate - owner occupied	20,780	72,657	137,930	137,489	120,749	565,792	10,954	1,066,351
Commercial real estate - investor
Pass	399,267	656,812	603,104	306,120	420,926	997,722	214,003	3,597,954
Special Mention	—	—	25,847	17,113	14,086	41,043	—	98,089
Substandard	—	4,311	29,576	1,962	18,244	47,845	6,370	108,308
Total commercial real estate - investor	399,267	661,123	658,527	325,195	453,256	1,086,610	220,373	3,804,351
Residential real estate (1)
Pass	122,744	553,741	387,283	188,276	145,840	789,192	—	2,187,076
Special Mention	—	—	198	—	—	335	—	533
Substandard	—	—	—	—	221	1,518	—	1,739
Total residential real estate	122,744	553,741	387,481	188,276	146,061	791,045	—	2,189,348
Consumer (1)
Pass	5,331	23,648	24,022	72,429	23,595	159,762	2,038	310,825
Special Mention	—	—	54	18	—	49	—	121
Substandard	—	—	—	17	—	3,279	—	3,296
Total consumer	5,331	23,648	24,076	72,464	23,595	163,090	2,038	314,242
Total loans	$617,030	$1,397,472	$1,246,775	$751,041	$759,695	$2,697,286	$403,238	$7,872,537
(1)For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
December 31, 2020
Commercial and industrial
Pass	$137,262	$40,737	$27,967	$18,845	$33,568	$59,339	$134,140	$451,858
Special Mention	150	583	826	1,422	907	118	1,429	5,435
Substandard	581	1,284	1,243	809	439	1,706	7,301	13,363
Total commercial and industrial	137,993	42,604	30,036	21,076	34,914	61,163	142,870	470,656
Commercial real estate - owner occupied
Pass	96,888	114,506	122,962	124,050	104,264	428,423	18,932	1,010,025
Special Mention	—	3,512	8,240	1,023	17,115	17,811	439	48,140
Substandard	—	34,670	9,001	3,404	3,677	35,509	639	86,900
Total commercial real estate - owner occupied	96,888	152,688	140,203	128,477	125,056	481,743	20,010	1,145,065
Commercial real estate - investor
Pass	635,930	628,435	317,104	426,268	281,876	812,062	194,913	3,296,588
Special Mention	—	15,979	17,113	15,225	4,234	55,872	149	108,572
Substandard	4,311	9,217	1,931	17,222	11,474	36,326	5,823	86,304
Total commercial real estate - investor	640,241	653,631	336,148	458,715	297,584	904,260	200,885	3,491,464
Residential real estate (1)
Pass	595,982	437,593	226,435	166,773	146,237	729,037	—	2,302,057
Special Mention	—	532	—	—	446	2,186	—	3,164
Substandard	570	—	1,489	221	—	1,958	—	4,238
Total residential real estate	596,552	438,125	227,924	166,994	146,683	733,181	—	2,309,459
Consumer (1)
Pass	24,954	26,659	83,296	25,469	16,565	156,276	2,145	335,364
Special Mention	—	—	—	—	150	382	—	532
Substandard	—	—	—	—	—	3,566	—	3,566
Total consumer	24,954	26,659	83,296	25,469	16,715	160,224	2,145	339,462
Total loans	$1,496,628	$1,313,707	$817,607	$800,731	$620,952	$2,340,571	$365,910	$7,756,106
(1) For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2021 and March 31, 2020 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended March 31, 2021
Allowance for credit losses on loans
Balance at beginning of period	$5,390	$15,054	$26,703	$11,818	$1,770	$—	$60,735
Credit loss (benefit) expense	(2,875)	(7,257)	10,149	(335)	(721)	—	(1,039)
Charge-offs	—	—	(34)	(242)	(80)	—	(356)
Recoveries	26	30	104	39	437	—	636
Balance at end of period	$2,541	$7,827	$36,922	$11,280	$1,406	$—	$59,976
For the three months ended March 31, 2020
Allowance for credit losses on loans
Balance at beginning of period	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Credit loss expense (benefit)	1,529	1,286	2,377	3,585	(180)	—	8,597
Initial allowance for credit losses on PCD loans	1,221	26	260	109	1,023	—	2,639
Charge-offs	—	—	—	(1,275)	(109)	—	(1,384)
Recoveries	25	—	34	163	8	—	230
Balance at end of period	$6,649	$3,096	$7,159	$8,417	$4,314	$—	$29,635
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2021 and December 31, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $1.6 million and $1.9 million, respectively, commercial real estate - owner occupied of $12.3 million and $13.8 million, respectively, and commercial real estate - investor of $18.5 million and $18.3 million, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $1.3 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the amount of foreclosed residential real estate property held by the Company were $106,000 and $106,000, respectively.
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Commercial and industrial	$1,689	$1,908
Commercial real estate – owner occupied	12,345	13,751
Commercial real estate – investor	18,520	18,287
Residential real estate	6,422	8,671
Consumer	3,782	4,246
	$42,758	$46,863

At March 31, 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2021 and December 31, 2020, there were no loans that were 90 days or greater past due and still accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2021
Commercial and industrial	$169	$669	$394	$1,232	$497,013	$498,245
Commercial real estate – owner occupied	649	—	7,719	8,368	1,057,983	1,066,351
Commercial real estate – investor	3,377	—	9,047	12,424	3,791,927	3,804,351
Residential real estate	11,031	533	1,739	13,303	2,176,045	2,189,348
Consumer	1,873	120	3,298	5,291	308,951	314,242
	$17,099	$1,322	$22,197	$40,618	$7,831,919	$7,872,537
December 31, 2020
Commercial and industrial	$3,050	$628	$327	$4,005	$466,651	$470,656
Commercial real estate – owner occupied	1,015	—	7,871	8,886	1,136,179	1,145,065
Commercial real estate – investor	8,897	3,233	11,122	23,252	3,468,212	3,491,464
Residential real estate	15,156	3,164	4,238	22,558	2,286,901	2,309,459
Consumer	978	533	3,568	5,079	334,383	339,462
	$29,096	$7,558	$27,126	$63,780	$7,692,326	$7,756,106
The Company classifies certain loans as troubled debt restructured (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At March 31, 2021 and December 31, 2020, TDR loans totaled $16.6 million and $17.5 million, respectively. Included in the non-accrual loan total at March 31, 2021 and December 31, 2020 were $5.1 million and $5.5 million, respectively, of TDR loans. At March 31, 2021 and December 31, 2020, the Company had no specific reserves allocated to loans that are classified as TDR loans. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has loans classified as accruing TDR loans at March 31, 2021 and December 31, 2020, which totaled $11.5 million and $12.0 million, respectively.

The following table presents information about TDR loans which occurred during the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2021
Troubled debt restructurings:
Consumer	2	$26	$33

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended March 31, 2020
Troubled debt restructurings:
Consumer	4	$159	$177
Residential real estate	2	226	234
There were no TDR loans that defaulted during the three months ended March 31, 2021 and March 31, 2020 which were modified within the preceding year.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. For principal and interest deferrals as well as principal only deferrals, all payments received will first be applied to all accrued and

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at March 31, 2021 and will not be reported as past due during the deferral period.
Note 6. Deposits
The major types of deposits at March 31, 2021 and December 31, 2020 were as follows (in thousands):

Type of Account	March 31, 2021	December 31, 2020
Non-interest-bearing	$2,417,935	$2,133,195
Interest-bearing checking	3,623,132	3,646,866
Money market deposit	782,459	783,521
Savings	1,568,528	1,491,251
Time deposits	1,110,758	1,372,783
Total deposits	$9,502,812	$9,427,616
Included in time deposits at March 31, 2021 and December 31, 2020, was $172.1 million and $409.5 million, respectively, in deposits of $250,000 and over.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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
Equity Investments
Equity investments are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1) or using inputs other than quoted prices that are based on market observable information (Level 2). Fair value for certain securities, including convertible preferred stock, was determined using broker or dealer quotes with limited levels of activity and price transparency (Level 3). Equity securities without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest Rate Swaps
The Company’s interest rate swaps are reported at fair value utilizing discounted cash flow models provided by an independent, third-party and observable market data (Level 2). When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of our contract counterparty.
Other Real Estate Owned and Loans Individually Measured for Impairment
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals (“Level 3”)..

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$268,511	$—	$268,511	$—
Equity investments	50,159	13,693	28,528	7,938
Interest rate swap asset	27,084	—	27,084	—
Interest rate swap liability	(27,160)	—	(27,160)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	33,747	—	—	33,747
December 31, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$183,302	$—	$183,302	$—
Equity investments	107,079	104,539	—	2,540
Interest rate swap asset	45,289	—	45,289	—
Interest rate swap liability	(45,429)	—	(45,429)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	35,366	—	—	35,366
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2021 and December 31, 2020.

The following table reconciles, for the three months ended March 31, 2021, the beginning and ending balances for equity investments that are recognized at fair value on a recurring basis, in the consolidated statements of financial condition, using significant unobservable inputs (in thousands):

Three Months Ended March 31, 2021
Beginning Balance	$2,540
Total gains (losses) included in earnings	398
Purchases	5,000
Transfers into Level 3	—
Transfers out of Level 3	—
Ending Balance	$7,938
There were no changes in Level 3 assets or liabilities in the fair value hierarchy for the three months ended March 31, 2020.

The Company purchased $5.0 million of a minority, non-controlling equity investment in Auxilior Capital Partners classified as Level 3 at March 31, 2021 as the security was carried at cost with no observable price changes noted since purchased.

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
Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations (known as Bond Anticipation Notes (“BANs”)) as well as certain debt securities where management utilized Level 3 inputs, such as broker or dealer quotes with limited levels of activity and price transparency.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Bank’s significant financial instruments not recorded at fair value as of March 31, 2021 and December 31, 2020 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2021
Financial Assets:
Cash and due from banks	$1,173,665	$1,173,665	$—	$—
Debt securities held-to-maturity	1,082,326	—	1,081,590	18,155
Restricted equity investments	52,199	—	—	52,199
Loans receivable, net and loans held-for-sale	7,863,765	—	—	7,822,353
Financial Liabilities:
Deposits other than time deposits	8,392,054	—	8,392,054	—
Time deposits	1,110,758	—	1,118,867	—
Other borrowings	228,176	—	241,122	—
Securities sold under agreements to repurchase with retail customers	134,465	134,465	—	—
December 31, 2020
Financial Assets:
Cash and due from banks	$1,272,134	$1,272,134	$—	$—
Debt securities held-to-maturity	937,253	—	952,365	16,101
Restricted equity investments	51,705	—	—	51,705
Loans receivable, net and loans held-for-sale	7,750,381	—	—	7,806,743
Financial Liabilities:
Deposits other than time deposits	8,054,833	—	8,054,833	—
Time deposits	1,372,783	—	1,383,173	—
FHLB advances and other borrowings	235,471	—	251,798	—
Securities sold under agreements to repurchase with retail customers	128,454	128,454	—	—
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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized a gain of $64,000 and $303,000, respectively, in other income resulting from fair value adjustments. The notional amount of derivatives not designated as hedging instruments was $815.3 million and $725.9 million at March 31, 2021 and December 31, 2020, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	March 31, 2021	December 31, 2020
Other assets	$27,084	$45,289
Other liabilities	27,160	45,429
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $16.1 million and $46.5 million at March 31, 2021 and December 31, 2020, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $27.2 million and $45.4 million at March 31, 2021 and December 31, 2020, respectively.
Note 9. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s leases are comprised of real estate property for branches, automated teller machine locations and office space with terms extending through 2050. The Company has one existing finance lease, which has a lease term through 2029.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		March 31, 2021	December 31, 2020
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$21,616	$22,555
Finance lease ROU asset	Premises and equipment, net	1,644	1,694
Total lease ROU asset		$23,260	$24,249

Lease Liabilities
Operating lease liability	Other liabilities	$22,090	$22,990
Finance lease liability	Other borrowings	2,052	2,100
Total lease liability		$24,142	$25,090
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

	March 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term
Operating leases	7.72 years	7.77 years
Finance lease	8.35 years	8.59 years
Weighted-Average Discount Rate
Operating leases	3.00%	3.01%
Finance lease	5.63%	5.63%
The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Lease Expense
Operating lease expense	$1,490	$1,723
Finance lease expense:
Amortization of ROU assets	50	40
Interest on lease liabilities(1)	29	27
Total	$1,569	$1,790

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,450	$1,648
Operating cash flows from finance leases	29	27
Financing cash flows from finance leases	48	47
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended March 31,
2022	$307	$5,836
2023	307	4,292
2024	307	3,190
2025	307	2,739
2026	307	2,154
Thereafter	1,028	7,164
Total	$2,563	$25,375
Less: Imputed interest	(511)	(3,285)
Total lease liabilities	$2,052	$22,090

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2020 Form 10-K. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2020. Additional risks not presently known to the Company, or that the Company currently deemed immaterial, may also adversely affect the business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares. The repurchase plan has no expiration date. The Company repurchased 500,000 shares of its common stock during the three month period ended March 31, 2021. At March 31, 2021, there were 1,519,145 shares available for repurchase under the Company’s stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—	—	—	2,019,145
February 1, 2021 through February 28, 2021	500,000	$19.94	500,000	1,519,145
March 1, 2021 through March 31, 2021	—	—	—	1,519,145
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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 6, 2021	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	May 6, 2021	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer