Form 10-Q
period 2021-06-30
OCEANFIRST FINANCIAL CORP
filed 2021-08-05
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 2, 2021 there were 59,848,334 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2021	March 31, 2021	June 30, 2020
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,483,901	$11,577,472	$11,345,365
Loans receivable, net of allowance for loan credit losses	7,774,351	7,820,590	8,335,480
Deposits	9,415,286	9,502,812	8,967,754
Stockholders’ equity	1,508,789	1,498,719	1,476,434
SELECTED OPERATING DATA:
Net interest income	74,016	73,604	78,667
Credit loss (benefit) expense	(6,460)	(620)	9,649
Other income	11,803	20,835	11,430
Operating expenses	51,670	51,683	55,932
Net income	30,555	32,697	18,638
Net income available to common stockholders	29,551	31,693	18,638
Diluted earnings per share	0.49	0.53	0.31
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	25.22	24.84	24.47
Cash dividend per share	0.17	0.17	0.17
Dividend payout ratio per common share	34.69%	32.08%	54.84%
Stockholders’ equity to total assets	13.14	12.95	13.01
Return on average assets (2) (3)	1.03	1.12	0.67
Return on average stockholders’ equity (2) (3)	7.88	8.59	5.16
Net interest rate spread (4)	2.75	2.78	3.02
Net interest margin (5)	2.89	2.93	3.24
Operating expenses to average assets (2) (3)	1.80	1.83	2.02
Efficiency ratio (3) (6)	60.21	54.73	62.08
Loans to deposits ratio	83.06	82.84	93.43
ASSET QUALITY:
Non-performing loans (8)	$31,680	$34,128	$21,044
Non-performing assets (8)	31,786	34,234	21,292
Allowance for loan credit losses as a percent of total loans receivable (7) (9)	0.69%	0.76%	0.46%
Allowance for loan credit losses as a percent of total non-performing loans (8) (9)	170.06	175.74	182.99
Non-performing loans as a percent of total loans receivable (7) (8)	0.41	0.43	0.25
Non-performing assets as a percent of total assets (8)	0.28	0.30	0.19
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Performance ratios include merger related expenses, branch consolidation expenses, and net gain on equity investments of $104,000 and $6.9 million, or $78,000 and $5.2 million, net of tax expense, for the quarters ended June 30, 2021 and March 31, 2021, respectively. Performance ratios include merger related expenses, branch consolidation expenses, and Federal Home Loan Bank (“FHLB”) advance prepayment fees of $4.9 million, or $3.7 million, net of tax benefit, for the quarter ended June 30, 2020.
(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

(9) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $23.6 million, $25.7 million, and $35.4 million at June 30, 2021, March 31, 2021 and June 30, 2020, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and in the major metropolitan areas of Philadelphia, New York, Baltimore, Washington D.C. and Boston. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, government policies and actions of regulatory agencies.
The Company has grown significantly through the acquisitions of Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”), each on January 1, 2020. These acquisitions added $2.03 billion in assets, $1.56 billion in loans and $1.59 billion in deposits.
Key developments relating to the Company’s financial results and corporate activities were as follows:

~~•~~Operations: Commercial banking expansion remains a strategic focus with seven commercial bankers added to the team in this quarter, for a total of 16 this year. This has contributed to a record loan pipeline of $628.6 million as of June 30, 2021.
•Net Interest Income: Net interest income increased by $412,000 to $74.0 million from $73.6 million in the prior linked quarter, as non-interest bearing deposits grew by $372.2 million year-to-date, reflecting the continued trend in improving deposit quality.
•Expense Management: Operating expenses were $51.7 million, which includes the impact of additional commercial banking hires for a portion of the period, partially offset by savings related to four branch consolidations completed in April 2021. Since 2015, the Bank has consolidated 57 branch locations.
•Interchange Fees: Under the temporary relief provisions of a joint rule published by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (“FDIC”), and the Board of Governors of the Federal Reserve System, the Bank received relief from Dodd-Frank limitations on debit card interchange fees collected by banks with assets of $10 billion or more. The Bank will remain exempt from limits on debit card interchange fees until June 30, 2022.
Net income available to common stockholders for the three months ended June 30, 2021 was $29.6 million, or $0.49 per diluted share, as compared to $18.6 million, or $0.31 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the six months ended June 30, 2021 was $61.2 million, or $1.02 per diluted share, as compared to $35.2 million, or $0.58 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders were $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively. Net income available to common stockholders for the three and six months ended June 30, 2021 included merger related expenses of $446,000 and $827,000, respectively, branch consolidation expenses of $26,000 and $1.0 million, respectively, and net gain on equity investments of $576,000 and $8.9 million, respectively.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 13.14% at June 30, 2021.
The Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended June 30, 2021, will be paid on August 20, 2021 to common stockholders of record on August 9, 2021. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on August 16, 2021 to preferred stockholders of record on July 30, 2021.

Impact of COVID-19

On March 16, 2020, the Company announced a series of actions intended to help mitigate the impact of the COVID-19 virus outbreak on customers, employees and communities. The Company began offering its Borrower Relief Programs to address the needs of customers who were current on their loan payments as of either December 31, 2019 or the date of the modification. In keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loan deferrals were not considered troubled debt restructured (“TDR”) loans at June 30, 2021 and will not be reported as past due during the deferral period. As of June 30, 2021, 98.3% of total loans comply with pre-COVID-19 terms.

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

The Company also accepted and processed applications for loans under the Paycheck Protection Program (the “PPP”), which was originally established under the CARES Act. At June 30, 2021, $83.0 million in PPP loans and $3.2 million in deferred fees remained on the balance sheet, which include $13.0 million of PPP loans originated during the quarter ended June 30, 2021.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations (“CRRSA”) Act of 2021 was signed into law, which contained provisions that directly impacted financial institutions. The CRRSA Act extended the PPP and provided the Company the ability to continue its Borrower Relief Programs and related TDR and past due reporting considerations.

For further discussion, refer to Part I, Item 1A in the December 31, 2020 Form 10-K - Risk Factors - Risks Related to the COVID-19 Pandemic.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2021 and June 30, 2020. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$992,485	$241	0.10%	$354,016	$115	0.13%
Securities (1)	1,501,484	6,052	1.62	1,130,779	7,415	2.64
Loans receivable, net (2)
Commercial	5,318,436	54,258	4.09	5,409,238	59,460	4.42
Residential real estate	2,219,425	19,097	3.44	2,507,076	23,870	3.81
Home equity loans and lines	260,374	3,163	4.87	328,144	3,853	4.72
Other consumer	44,167	530	4.81	76,382	1,164	6.13
Allowance for loan credit losses, net of deferred loan costs and fees	(53,483)	—	—	(25,218)	—	—
Loans receivable, net	7,788,919	77,048	3.97	8,295,622	88,347	4.28
Total interest-earning assets	10,282,888	83,341	3.25	9,780,417	95,877	3.94
Non-interest-earning assets	1,256,844			1,334,169
Total assets	$11,539,732			$11,114,586
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,701,496	3,385	0.37%	$2,966,631	4,800	0.65%
Money market	760,323	212	0.11	652,485	705	0.43
Savings	1,581,284	166	0.04	1,445,953	414	0.12
Time deposits	1,002,086	2,562	1.03	1,623,890	6,386	1.58
Total	7,045,189	6,325	0.36	6,688,959	12,305	0.74
FHLB advances	—	—	—	476,598	1,946	1.64
Securities sold under agreements to repurchase	135,181	56	0.17	131,382	138	0.42
Other borrowings	228,350	2,944	5.17	220,948	2,821	5.14
Total borrowings	363,531	3,000	3.31	828,928	4,905	2.38
Total interest-bearing liabilities	7,408,720	9,325	0.50	7,517,887	17,210	0.92
Non-interest-bearing deposits	2,462,203			2,018,044
Non-interest-bearing liabilities	164,774			124,997
Total liabilities	10,035,697			9,660,928
Stockholders’ equity	1,504,035			1,453,658
Total liabilities and equity	$11,539,732			$11,114,586
Net interest income		$74,016			$78,667
Net interest rate spread (3)			2.75%			3.02%
Net interest margin (4)			2.89%			3.24%
Total cost of deposits (including non-interest-bearing deposits)			0.27%			0.57%

	For the Six Months Ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$1,065,294	$518	0.10%	$208,871	$457	0.44%
Securities (1)	1,407,108	12,741	1.83	1,158,657	15,336	2.66
Loans receivable, net (2)
Commercial	5,223,714	107,927	4.17	5,185,114	119,335	4.63
Residential real estate	2,273,332	39,166	3.45	2,490,243	48,499	3.90
Home equity loans and lines	268,115	6,686	5.03	333,574	7,923	4.78
Other consumer	47,547	1,177	4.99	81,930	2,534	6.22
Allowance for loan credit losses, net of deferred loan costs and fees	(53,187)	—	—	(17,720)	—	—
Loans receivable, net	7,759,521	154,956	4.03	8,073,141	178,291	4.44
Total interest-earning assets	10,231,923	168,215	3.32	9,440,669	194,084	4.13
Non-interest-earning assets	1,257,970			1,283,029
Total assets	$11,489,893			$10,723,698
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,707,398	7,695	0.42%	$2,887,212	9,931	0.69%
Money market	758,986	579	0.15	633,273	1,745	0.55
Savings	1,552,106	345	0.04	1,424,646	1,969	0.28
Time deposits	1,111,000	6,202	1.13	1,541,619	12,596	1.64
Total	7,129,490	14,821	0.42	6,486,750	26,241	0.81
FHLB Advances	—	—	—	553,963	4,770	1.73
Securities sold under agreements to repurchase	132,328	151	0.23	106,743	234	0.44
Other borrowings	228,359	5,623	4.97	169,900	4,527	5.36
Total borrowings	360,687	5,774	3.23	830,606	9,531	2.31
Total interest-bearing liabilities	7,490,177	20,595	0.55	7,317,356	35,772	0.98
Non-interest-bearing deposits	2,337,238			1,852,813
Non-interest-bearing liabilities	162,647			119,237
Total liabilities	9,990,062			9,289,406
Stockholders’ equity	1,499,831			1,434,292
Total liabilities and equity	$11,489,893			$10,723,698
Net interest income		$147,620			$158,312
Net interest rate spread (3)			2.77%			3.15%
Net interest margin (4)			2.91%			3.37%
Total cost of deposits (including non-interest-bearing deposits)			0.32%			0.63%
(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held for sale and non-performing loans.
(3)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020
Total assets increased by $35.6 million to $11.48 billion at June 30, 2021, from $11.45 billion at December 31, 2020. Cash and due from banks decreased $188.1 million, to $1.08 billion at June 30, 2021, from $1.27 billion at December 31, 2020. Total debt securities increased by $275.5 million at June 30, 2021, as compared to December 31, 2020, while equity investments decreased $16.2 million due to $90.7 million in sales of common stock partly offset by $73.8 million in purchases of preferred stock and a non-controlling equity investment. Total loans, excluding PPP loans of $83.0 million and $95.4 million at June 30, 2021 and December 31, 2020, respectively, increased by $77.1 million, to $7.74 billion at June 30, 2021, from $7.66 billion at December 31, 2020.

Deposits decreased by $12.3 million, to $9.42 billion at June 30, 2021, from $9.43 billion at December 31, 2020, which reflected a decrease in time deposits of $416.4 million, partly offset by an increase in non-interest bearing deposits of $372.2 million. The loan-to-deposit ratio at June 30, 2021 was 83.1%, as compared to 82.3% at December 31, 2020.

Stockholders’ equity increased to $1.51 billion at June 30, 2021, as compared to $1.48 billion at December 31, 2020. On June 25, 2021, the Company announced the authorization of the Board of Directors of the 2021 Stock Repurchase Program to repurchase up to an additional 3.0 million shares, which is approximately 5% of the Company’s outstanding common stock. For the six months ended June 30, 2021, the Company repurchased 1.0 million shares under its stock repurchase program at a weighted average cost of $20.94, and there were 4,019,145 shares available for repurchase at June 30, 2021 under the existing repurchase programs.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2021 and June 30, 2020
General
Net income available to common stockholders for the three months ended June 30, 2021 was $29.6 million, or $0.49 per diluted share, as compared to $18.6 million, or $0.31 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the six months ended June 30, 2021 was $61.2 million, or $1.02 per diluted share, as compared to $35.2 million, or $0.58 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the three and six months ended June 30, 2021 included merger related expenses of $446,000 and $827,000, respectively, branch consolidation expenses of $26,000 and $1.0 million, respectively, and net gain on equity investments of $576,000 and $8.9 million, respectively. These items increased net income by $78,000 and $5.3 million, net of tax, for the three and six months ended June 30, 2021, respectively. Net income available to common stockholders for three and six months ended June 30, 2020 included merger related expenses of $3.1 million and $11.6 million, respectively, branch consolidation expenses of $863,000 and $3.5 million, respectively, FHLB advance prepayment fees of $924,000 for both periods, and Two River and Country Bank opening credit loss expense under the Current Expected Credit Loss (“CECL”) model of $2.4 million for the six months ended June 30, 2020. These items decreased net income by $3.7 million and $14.1 million, net of tax, for the three and six months ended June 30, 2020, respectively.
Interest Income
Interest income for the three and six months ended June 30, 2021 decreased to $83.3 million and $168.2 million, respectively, as compared to $95.9 million and $194.1 million for the corresponding prior year periods, respectively. Average interest-earning assets increased by $502.5 million and $791.3 million for the three and six months ended June 30, 2021, respectively, as compared to the same prior year periods, primarily concentrated in excess balance sheet liquidity. Average loans receivable, net of allowance for loan credit losses, decreased by $506.7 million and $313.6 million for the three and six months ended June 30, 2021, respectively, as compared to the same prior year periods. For the three and six months ended June 30, 2021, the yield on average interest-earning assets decreased to 3.25% and 3.32%, respectively, from 3.94% and 4.13%, respectively, for the corresponding prior year periods.
Interest Expense
Interest expense for the three and six months ended June 30, 2021 was $9.3 million and $20.6 million, respectively, as compared to $17.2 million and $35.8 million in the corresponding prior year periods, respectively. Average interest-bearing liabilities decreased $109.2 million and increased $172.8 million for the three and six months ended June 30, 2021, respectively, as compared to the same prior year periods. For the three and six months ended June 30, 2021, the cost of average interest-bearing liabilities decreased to 0.50% and 0.55%, respectively, from 0.92% and 0.98%, respectively, for the corresponding prior year periods. The total cost of deposits (including non-interest bearing deposits) was 0.27% and 0.32% for the three and six months ended June 30, 2021, respectively, as compared to 0.57% and 0.63%, respectively, for the same prior year periods.

Net Interest Income and Margin
Net interest income for the three and six months ended June 30, 2021 decreased to $74.0 million and $147.6 million, respectively, as compared to $78.7 million and $158.3 million, respectively, for the corresponding prior year periods, reflecting a reduction in net interest margin, partly offset by an increase in interest-earning assets. Net interest margin for the three and six months ended June 30, 2021 decreased to 2.89% and 2.91%, respectively, from 3.24% and 3.37%, respectively, for the same prior year periods. The net interest margin compression was primarily due to the excess balance sheet liquidity and the lower interest rate environment.
Benefit/Provision for Credit Losses
For the three and six months ended June 30, 2021, the benefit for credit loss expense was $6.5 million and $7.1 million, respectively, as compared to a provision for credit loss expense of $9.6 million and $19.6 million, respectively, for the corresponding prior year periods. The benefit for credit loss expense for the three and six months ended June 30, 2021 was significantly influenced by improved economic forecasts, including stronger employment levels and GDP growth, combined with stabilizing trends in the Bank’s asset quality. Net loan charge-offs were $224,000 for the quarter and net loan recoveries were $56,000 for the six months ended June 30, 2021, as compared to net loan recoveries of $232,000 and net loan charge-offs of $922,000 for the corresponding prior year periods, respectively. The six months ended June 30, 2020 included $949,000 in charge-offs on the sale of higher risk residential loans. Non-performing loans totaled $31.7 million at June 30, 2021, as compared to $21.0 million at June 30, 2020.
Non-interest Income
For the three and six months ended June 30, 2021, other income increased to $11.8 million and $32.6 million, respectively, as compared to $11.4 million and $25.1 million, respectively, for the corresponding prior year periods. Other income for the three and six months ended June 30, 2021 included net gain on equity investments of $576,000 and $8.9 million, respectively. The remaining decrease in other income for the three months ended June 30, 2021, as compared to the corresponding prior year period, was primarily due to a decrease in commercial loan swap income of $2.4 million, as a result of lower activity, partially offset by increases in bankcard services of $850,000, due to lower card activity in the prior period as a result of the pandemic, fees and service charges of $556,000, and gain on sale of loans of $523,000. The remaining decrease in other income for the six months ended June 30, 2021, as compared to the corresponding prior year period, was primarily due to a decrease in commercial loan swap income of $5.4 million, as a result of lower activity, partially offset by increases in gain on sale of loans of $2.3 million and bankcard services of $1.4 million due to lower card activity in the prior period as a result of the pandemic.
Non-interest Expense
Operating expenses decreased to $51.7 million and $103.4 million for the three and six months ended June 30, 2021, respectively, as compared to $55.9 million and $118.7 million, respectively, in the same prior year periods. Operating expenses for the three and six months ended June 30, 2021 included $472,000 and $1.9 million, respectively, of merger related and branch consolidation expenses. Operating expenses for the three and six months ended June 30, 2020 included $4.9 million and $16.0 million, respectively, of merger related expenses, branch consolidation expenses and FHLB prepayment fees. The remaining increase of $123,000 in operating expenses for the three months ended June 30, 2021, as compared to the corresponding prior year period, was primarily due to an increase in compensation and benefits expense of $2.0 million, primarily relating to higher benefit costs, partly offset by decreases in other operating expenses of $853,000, and equipment of $676,000. The remaining decrease of $1.3 million in operating expenses for the six months ended June 30, 2021, as compared to the corresponding prior year period, was primarily due to decreases in other operating expense of $1.3 million and equipment expense of $1.0 million, partly offset by an increase in federal deposit insurance and regulatory assessments of $1.2 million.
Income Tax Expense
The provision for income taxes was $10.1 million and $20.7 million for the three and six months ended June 30, 2021, respectively, as compared to $5.9 million and $9.9 million for the same prior year periods, respectively. The effective tax rate was 24.8% and 24.7% for the three and six months ended June 30, 2021, respectively, as compared to 24.0% and 22.0% for the same prior year periods, respectively. The higher effective tax rate for the current year period, as compared to the prior year period, was primarily due to the impact of a New Jersey tax code change and a higher allocation of taxable income to New York.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, access to the Federal Reserve discount window, other borrowings, including subordinated debt, and to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple banks.
At June 30, 2021 and December 31, 2020, the Bank had no outstanding overnight borrowings from the FHLB. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. There were no FHLB advances at June 30, 2021 and December 31, 2020.
The Company’s cash needs for the six months ended June 30, 2021 were primarily satisfied by principal repayments on debt securities held-to-maturity, proceeds from sales of loans and equity investments, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities, and loan originations. The Company’s cash needs for the six months ended June 30, 2020 were primarily satisfied by the increase in deposits, net proceeds from the issuance of subordinated notes and preferred stock, proceeds from sale of loans, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt investment securities, and acquired cash from acquisitions. The cash was principally utilized for loan originations, and the repayment of short-term borrowings.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2021, outstanding commitments to originate loans totaled $628.6 million and outstanding undrawn lines of credit totaled $1.12 billion, of which $753.6 million were commitments to commercial borrowers and $366.0 million were commitments to consumer borrowers and residential construction borrowers. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $673.7 million at June 30, 2021. Based upon historical experience, management is optimistic about its ability to retain a significant portion of its maturing time deposits.
The Company has a detailed contingency funding plan and comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios. In response to COVID-19, management identified additional sources of contingent liquidity, including expanded borrowing capacity with the FHLB, the Federal Reserve and existing correspondent bank relationships. The Company also strengthened balance sheet liquidity entering the economic downturn.
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. The Company repurchased 500,000 shares of common stock for the three months ended June 30, 2021, bringing the total shares repurchased to 1.0 million for six months ended June 30, 2021. At June 30, 2021, there were 4,019,145 shares available to be repurchased under the stock repurchase programs authorized in June of 2021 and December of 2019.
Cash dividends on common stock declared and paid during the first six months of June 30, 2021 were $20.3 million, as compared to $20.5 million for the same prior year period. On July 29, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend is payable on August 20, 2021 to common stockholders of record at the close of business on August 9, 2021.
Cash dividends on preferred stock declared and paid during the first six months of June 30, 2021 were $2.0 million. The Company also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, payable on August 16, 2021 to preferred stockholders of record on July 30, 2021.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding Company of the Bank, are capital distributions from the Bank, the issuance of preferred and common stock, and debt. For the six months ended June 30, 2021, the Company received a dividend payment of $20.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders. At June 30, 2021, OceanFirst Financial Corp. held $108.1 million in cash.
As of June 30, 2021 and December 31, 2020, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2021	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$993,360	9.09%	$437,356	4.00%		$546,695	5.00%
Common equity Tier 1 (to risk-weighted assets)	993,360	12.36	562,706	7.00	(1)	522,513	6.50
Tier 1 capital (to risk-weighted assets)	993,360	12.36	683,286	8.50	(1)	643,092	8.00
Total capital (to risk-weighted assets)	1,046,922	13.02	844,059	10.50	(1)	803,866	10.00
Company:
Tier 1 capital (to average assets)	$1,031,148	9.42%	$437,817	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	904,054	11.13	568,651	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,031,148	12.69	690,505	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,248,481	15.37	852,976	10.50	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2020	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$942,122	8.48%	$444,648	4.00%		$555,810	5.00%
Common equity Tier 1 (to risk-weighted assets)	942,122	12.11	544,625	7.00	(1)	505,724	6.50
Tier 1 capital (to risk-weighted assets)	942,122	12.11	661,331	8.50	(1)	622,429	8.00
Total capital (to risk-weighted assets)	1,004,480	12.91	816,938	10.50	(1)	778,036	10.00
Company:
Tier 1 capital (to average assets)	$998,273	9.44%	$423,028	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	871,385	11.05	552,075	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,273	12.66	670,377	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,230,370	15.60	828,113	10.50	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.50%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At June 30, 2021 and December 31, 2020, the Company maintained a stockholders’ equity to total assets ratio of 13.14% and 12.96%, respectively.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated to repurchase loans previously sold under certain circumstances under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. As a result of the COVID-19 pandemic, some of these loans were placed on forbearance and the Company may be required to repurchase them in future periods. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At each of June 30, 2021 and December 31, 2020, the reserve for repurchased loans and loss sharing obligations was $1.2 million.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2021 (in thousands):

Contractual Obligations	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
Debt obligations	$370,039	$141,676	$438	$490	$227,435
Commitments to fund undrawn lines of credit
Commercial	753,617	753,617	—	—	—
Consumer/construction	365,997	365,997	—	—	—
Commitments to originate loans	628,555	628,555	—	—	—
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

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$1,566	$1,551
Commercial real estate – owner occupied	11,527	13,054
Commercial real estate – investor	10,549	10,660
Residential real estate	6,114	8,642
Home equity loans and lines	1,924	2,503
Total non-performing loans	31,680	36,410
Other real estate owned	106	106
Total non-performing assets	$31,786	$36,516
PCD loans (1)	$40,064	$48,488
Delinquent loans 30-89 days	$5,313	$34,683
Allowance for loan credit losses as a percent of total loans	0.69%	0.78%
Allowance for loan credit losses as a percent of total non-performing loans	170.06	166.81
Non-performing loans as a percent of total loans	0.41	0.47
Non-performing assets as a percent of total assets	0.28	0.32
(1)     PCD loans are not included in non-performing loans or delinquent loans totals.

The Company’s non-performing loans totaled $31.7 million at June 30, 2021, as compared to $36.4 million at December 31, 2020. Included in the non-performing loans total was $9.8 million and $5.2 million of TDR loans at June 30, 2021 and December 31, 2020, respectively. Non-performing loans do not include $40.1 million and $48.5 million of acquired PCD loans at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the allowance for loan credit losses totaled $53.9 million, or 0.69% of total loans, as compared to $60.7 million, or 0.78% of total loans, at December 31, 2020. These ratios exclude existing unamortized credit and PCD marks on acquired loans of $23.6 million and $28.0 million at June 30, 2021 and December 31, 2020, respectively.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act, extended by the CRRSA Act, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at June 30, 2021 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale (in thousands):

	June 30, 2021	December 31, 2020
Special Mention	$129,955	$165,843
Substandard	183,032	194,477
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
The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed in the Company’s 2020 Form 10-K under Item 1A - Risk Factors, as supplemented by the Company’s subsequent filings with the Securities and Exchange Commission (the “SEC”) and elsewhere therein and the following: changes in interest rates, general economic conditions, public health crises (such as the governmental, social and economic effects of the novel coronavirus), levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes (particularly with respect to the novel coronavirus), monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and Board of Governors of the Federal Reserve System (the “FRB”), the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of interest rate risk (“IRR”) modeling. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2021, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At June 30, 2021, the Company’s one-year gap was positive 21.47% as compared to positive 18.05% at December 31, 2020.

At June 30, 2021	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$884,963	$695	$2,175	$—	$—	$887,833
Debt securities	274,965	178,927	366,124	230,114	348,408	1,398,538
Equity investments	—	—	17,013	30,630	43,274	90,917
Restricted equity investments	—	—	—	—	52,519	52,519
Loans receivable (2)	1,994,985	1,671,510	2,155,795	1,181,104	818,889	7,822,283
Total interest-earning assets	3,154,913	1,851,132	2,541,107	1,441,848	1,263,090	10,252,090
Interest-bearing liabilities:
Interest-bearing checking accounts	1,363,181	178,687	412,890	334,441	1,339,542	3,628,741
Money market deposit accounts	71,309	51,687	120,194	98,285	392,845	734,320
Savings accounts	85,294	135,033	297,007	232,623	840,484	1,590,441
Time deposits	275,690	398,057	233,789	34,111	14,782	956,429
Securities sold under agreements to repurchase and other borrowings	245,371	152	438	123,204	874	370,039
Total interest-bearing liabilities	2,040,845	763,616	1,064,318	822,664	2,588,527	7,279,970
Interest sensitivity gap (3)	$1,114,068	$1,087,516	$1,476,789	$619,184	$(1,325,437)	$2,972,120
Cumulative interest sensitivity gap	$1,114,068	$2,201,584	$3,678,373	$4,297,557	$2,972,120	$2,972,120
Cumulative interest sensitivity gap as a percent of total interest-earning assets	10.87%	21.47%	35.88%	41.92%	28.99%	28.99%
(1)Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2)For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan credit losses, unamortized discounts and deferred loan costs and fees.
(3)Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2021 and December 31, 2020. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2020 Form 10-K.

	June 30, 2021					December 31, 2020
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,851,873	37.7%	17.1%	$338,902	18.5%	$1,890,335	38.5%	17.3%	$340,098	16.2%
200	1,715,441	27.5	15.6	322,390	12.7	1,752,255	28.4	15.7	325,436	11.2
100	1,547,550	15.0	13.8	304,848	6.6	1,578,917	15.7	13.9	309,644	5.8
Static	1,345,232	—	11.7	285,997	—	1,365,119	—	11.8	292,572	—
(100)	1,064,684	(20.9)	9.1	271,605	(5.0)	1,074,346	(21.3)	9.2	284,763	(2.7)
The interest rate sensitivity at June 30, 2021 and December 31, 2020, continue to be impacted by the cash liquidity position that remains elevated.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$1,084,029	$1,272,134
Debt securities available-for-sale, at estimated fair value	249,330	183,302
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,609 at June 30, 2021 and $1,715 at December 31, 2020 (estimated fair value of $1,169,123 at June 30, 2021 and $968,466 at December 31, 2020)	1,146,735	937,253
Equity investments, at estimated fair value	90,917	107,079
Restricted equity investments, at cost	52,519	51,705
Loans receivable, net of allowance for loan credit losses of $53,876 at June 30, 2021 and $60,735 at December 31, 2020	7,774,351	7,704,857
Loans held-for-sale	1,493	45,524
Interest and dividends receivable	28,014	35,269
Other real estate owned	106	106
Premises and equipment, net	117,509	107,094
Bank owned life insurance	259,608	265,253
Assets held for sale	4,032	5,782
Goodwill	500,319	500,319
Core deposit intangible	20,912	23,668
Other assets	154,027	208,968
Total assets	$11,483,901	$11,448,313
Liabilities and Stockholders’ Equity
Deposits	$9,415,286	$9,427,616
Securities sold under agreements to repurchase with retail customers	141,475	128,454
Other borrowings	228,564	235,471
Advances by borrowers for taxes and insurance	21,281	17,296
Other liabilities	168,506	155,346
Total liabilities	9,975,112	9,964,183
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both June 30, 2021 and December 31, 2020	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,482,869 and 61,040,894 shares issued at June 30, 2021 and December 31, 2020, respectively; and 59,834,018 and 60,392,043 shares outstanding at June 30, 2021 and December 31, 2020, respectively	611	609
Additional paid-in capital	1,143,907	1,137,715
Retained earnings	417,658	378,268
Accumulated other comprehensive income	26	621
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(6,824)	(7,433)
Treasury stock, 1,648,851 and 648,851 shares at June 30, 2021 and December 31, 2020, respectively	(46,590)	(25,651)
Total stockholders’ equity	1,508,789	1,484,130
Total liabilities and stockholders’ equity	$11,483,901	$11,448,313

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Interest income:
Loans	$77,048	$88,347	$154,956	$178,291
Debt securities	5,984	6,209	11,339	12,981
Equity investments and other	309	1,321	1,920	2,812
Total interest income	83,341	95,877	168,215	194,084
Interest expense:
Deposits	6,325	12,305	14,821	26,241
Borrowed funds	3,000	4,905	5,774	9,531
Total interest expense	9,325	17,210	20,595	35,772
Net interest income	74,016	78,667	147,620	158,312
Credit loss (benefit) expense	(6,460)	9,649	(7,080)	19,618
Net interest income after credit loss (benefit) expense	80,476	69,018	154,700	138,694
Other income:
Bankcard services revenue	3,591	2,741	6,643	5,222
Trust and asset management revenue	591	555	1,190	1,070
Fees and service charges	3,809	3,253	7,546	8,126
Net gain on sales of loans	1,279	756	3,195	929
Net gain on equity investments	576	148	8,863	303
Net loss from other real estate operations	(1)	(52)	(9)	(202)
Income from bank owned life insurance	1,716	1,521	3,131	3,096
Commercial loan swap income	73	2,489	1,184	6,539
Other	169	19	895	44
Total other income	11,803	11,430	32,638	25,127
Operating expenses:
Compensation and employee benefits	29,912	27,935	58,278	57,820
Occupancy	5,314	5,268	10,375	10,544
Equipment	1,306	1,982	2,884	3,925
Marketing	625	753	1,059	1,522
Federal deposit insurance and regulatory assessments	1,099	1,133	2,963	1,800
Data processing	4,402	4,149	8,433	8,326
Check card processing	1,303	1,290	2,675	2,566
Professional fees	2,391	2,683	5,228	4,985
Other operating expense	3,485	4,338	6,838	8,140
Federal Home Loan Bank prepayment fees	—	924	—	924
Amortization of core deposit intangible	1,361	1,544	2,756	3,122
Branch consolidation expense	26	863	1,037	3,457
Merger related expenses	446	3,070	827	11,597
Total operating expenses	51,670	55,932	103,353	118,728
Income before provision for income taxes	40,609	24,516	83,985	45,093
Provision for income taxes	10,054	5,878	20,733	9,922
Net income	30,555	18,638	63,252	35,171
Dividends on preferred shares	1,004	—	2,008	—
Net income available to common stockholders	$29,551	$18,638	$61,244	$35,171
Basic earnings per share	$0.49	$0.31	$1.02	$0.59
Diluted earnings per share	$0.49	$0.31	$1.02	$0.58
Average basic shares outstanding	59,701	59,877	59,776	59,881
Average diluted shares outstanding	59,966	59,999	60,040	60,122
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income	$30,555	$18,638	$63,252	$35,171
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities (net of tax of $102 and $214 in 2021 and net tax of $11 and $709 in 2020, respectively)	(387)	(44)	(803)	2,105
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax of $70 and $143 in 2021 and $76 and $160 in 2020, respectively)	101	113	208	228
Reclassification adjustment for gains included in net income (net of tax of $173 in 2020)	—	547	—	—
Total other comprehensive (loss) income	(286)	616	(595)	2,333
Total comprehensive income	30,269	19,254	62,657	37,504
Less: Dividends on preferred shares	1,004	—	2,008	—
Comprehensive income available to common stockholders	$29,265	$19,254	$60,649	$37,504
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2021 and June 30, 2020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at March 31, 2020	$—	$609	$1,078,438	$364,273	$509	$(8,344)	$(25,651)	$1,409,834
Net income	—	—	—	18,638	—	—	—	18,638
Other comprehensive income, net of tax	—	—	—	—	616	—	—	616
Stock compensation	—	—	1,371	—	—	—	—	1,371
Allocation of ESOP stock	—	—	(42)	—	—	303	—	261
Cash dividend $0.17 per share	—	—	—	(10,220)	—	—	—	(10,220)
Exercise of stock options	—	—	360	(139)	—	—	—	221
Issuance of preferred equity	1	—	55,712	—	—	—	—	55,713
Balance at June 30, 2020	$1	$609	$1,135,839	$372,552	$1,125	$(8,041)	$(25,651)	$1,476,434

Balance at March 31, 2021	$1	$610	$1,142,290	$398,280	$312	$(7,129)	$(35,645)	$1,498,719
Net income	—	—	—	30,555	—	—	—	30,555
Other comprehensive loss, net of tax	—	—	—	—	(286)	—	—	(286)
Stock compensation	—	—	1,489	—	—	—	—	1,489
Allocation of ESOP stock	—	—	63	—	—	305	—	368
Cash dividend $0.17 per share	—	—	—	(10,173)	—	—	—	(10,173)
Exercise of stock options	—	1	65	—	—	—	—	66
Repurchase 500,000 shares of common stock	—	—	—	—	—	—	(10,945)	(10,945)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	(1,004)
Balance at June 30, 2021	$1	$611	$1,143,907	$417,658	$26	$(6,824)	$(46,590)	$1,508,789
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2021 and June 30, 2020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$1,153,119
Net income	—	—	—	35,171	—	—	—	35,171
Other comprehensive income, net of tax	—	—	—	—	2,333	—	—	2,333
Stock compensation	—	2	2,477	—	—	—	—	2,479
Effect of adopting Accounting Standards Update(“ASU”) No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	1	—	—	607	—	608
Cash dividend $0.34 per share	—	—	—	(20,494)	—	—	—	(20,494)
Exercise of stock options	—	2	1,665	(789)	—	—	—	878
Repurchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Issuance of preferred stock	1	—	55,712	—	—	—	—	55,713
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holding Company, Inc.	—	44	112,792	—	—	—	—	112,836
Balance at June 30, 2020	$1	$609	$1,135,839	$372,552	$1,125	$(8,041)	$(25,651)	$1,476,434

Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$1,484,130
Net income	—	—	—	63,252	—	—	—	63,252
Other comprehensive loss, net of tax	—	—	—	—	(595)	—	—	(595)
Stock compensation	—	—	2,726	—	—	—	—	2,726
Allocation of ESOP stock	—	—	111	—	—	609	—	720
Cash dividend $0.34 per share	—	—	—	(20,325)	—	—	—	(20,325)
Exercise of stock options	—	2	3,355	(1,529)	—	—	—	1,828
Repurchase 1.0 million shares of common stock	—	—	—	—	—	—	(20,939)	(20,939)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	(2,008)
Balance at June 30, 2021	$1	$611	$1,143,907	$417,658	$26	$(6,824)	$(46,590)	$1,508,789
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$63,252	$35,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	4,066	4,213
Allocation of ESOP stock	720	608
Stock compensation	2,726	2,479
Net excess tax expense on stock compensation	93	123
Amortization of servicing asset	50	21
Net premium amortization in excess of discount accretion on securities	2,923	1,415
Net amortization of deferred costs on borrowings	489	168
Amortization of core deposit intangible	2,756	3,122
Net accretion of purchase accounting adjustments	(6,800)	(11,291)
Net amortization of deferred costs and discounts on loans	70	506
(Benefit) provision for credit losses	(7,080)	19,618
Net write down of fixed assets held-for-sale to net realizable value	552	2,258
Net (gain) loss on sale of fixed assets	(1)	6
Net gain on equity securities	(8,863)	(356)
Net gain on sales of loans	(3,195)	(929)
Proceeds from sales of residential loans held for sale	100,251	55,534
Mortgage loans originated for sale	(53,025)	(76,855)
Increase in value of bank owned life insurance	(3,131)	(3,096)
Net gain on sale of assets held for sale	(318)	—
Decrease (increase) in interest and dividends receivable	7,255	(11,976)
Deferred tax (benefit) provision	(95)	161
Decrease in other assets	35,683	186
Increase in other liabilities	424	60,171
Total adjustments	75,550	46,086
Net cash provided by operating activities	138,802	81,257
Cash flows from investing activities:
Net increase in loans receivable	(57,435)	(650,750)
Proceeds from sale of loans	825	71,604
Purchase of debt securities available-for-sale	(117,421)	(30,552)
Purchase of debt securities held-to-maturity	(335,071)	(9,749)
Purchase of equity investments	(72,414)	(120)
Proceeds from sale of equity investments	98,776	889
Proceeds from maturities and calls of debt securities available-for-sale	60,850	31,108
Proceeds from maturities and calls of debt securities held-to-maturity	12,470	24,389
Proceeds from sales of debt securities available-for-sale	—	5,869
Principal repayments on debt securities available-for-sale	85	185
Principal repayments on debt securities held-to-maturity	111,917	80,180
Proceeds from bank owned life insurance	8,776	310
Proceeds from the redemption of restricted equity investments	826	61,727
Purchases of restricted equity investments	(1,287)	(59,448)
Proceeds from sales of other real estate owned	—	323
Proceeds from sales of assets held-for-sale	2,601	—
Purchases of premises and equipment	(15,250)	(3,593)
Net cash consideration received for acquisition	—	23,460
Net cash used in investing activities	(301,752)	(454,168)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(11,452)	$1,046,687
Increase (decrease) in short-term borrowings	13,021	(201,651)
Proceeds from Federal Home Loan Bank advances	—	525,000
Repayments of Federal Home Loan Bank advances	—	(496,200)
Proceeds from Federal Reserve Bank advances	—	3,778
Net proceeds from issuance of subordinated notes	—	122,717
Repayments of other borrowings	(7,557)	(53)
Increase in advances by borrowers for taxes and insurance	3,985	(517)
Exercise of stock options	1,828	878
Payment of employee taxes withheld from stock awards	(1,175)	(2,051)
Purchase of treasury stock	(20,939)	(14,814)
Net proceeds from the issuance of preferred stock	—	55,713
Dividends paid	(22,333)	(20,494)
Net cash (used) provided by financing activities	(44,622)	1,018,993
Net (decrease) increase in cash and due from banks and restricted cash	(207,572)	646,082
Cash and due from banks and restricted cash at beginning of period	1,318,661	133,226
Cash and due from banks and restricted cash at end of period	$1,111,089	$779,308
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$1,272,134	$120,544
Restricted cash at beginning of period	46,527	12,682
Cash and due from banks and restricted cash at beginning of period	$1,318,661	$133,226
Cash and due from banks at end of period	$1,084,029	$721,049
Restricted cash at end of period	27,060	58,259
Cash and due from banks and restricted cash at end of period	$1,111,089	$779,308
Cash paid during the period for:
Interest	$20,943	$36,080
Income taxes	25,699	2,932
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	351	388
Net loan (recoveries) charge-offs	(56)	922
Transfer of premises and equipment to assets held-for-sale	533	4,043
Transfer of loans receivable to other real estate owned	—	106

Acquisition:
Non-cash assets acquired:
Securities	$—	$208,880
Restricted equity investments	—	5,334
Loans	—	1,558,480
Premises and equipment	—	9,744
Accrued interest receivable	—	4,161
Bank owned life insurance	—	22,440
Deferred tax assets, net	—	(345)
Other assets	—	9,268
Goodwill and other intangible assets, net	—	140,654
Total non-cash assets acquired	$—	$1,958,616
Liabilities assumed:
Deposits	$—	$1,594,403
Borrowings	—	92,618
Other liabilities	—	33,610
Total liabilities assumed	$—	$1,720,631
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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the full year 2021 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Business Combinations
Two River Bancorp Acquisition
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”), which after purchase accounting adjustments added $1.11 billion of assets, $940.1 million of loans, and $941.8 million of deposits. Total consideration paid for Two River was $197.1 million, including cash consideration of $48.4 million. Two River was merged with and into the Company on the date of acquisition.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Country Bank Holding Company, Inc. Acquisition
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”), which after purchase accounting adjustments added $793.7 million of assets, $618.4 million of loans, and $652.7 million of deposits. Total consideration paid for Country Bank was $112.8 million. Country Bank was merged with and into the Company on the date of acquisition.
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
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market and saving accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $12.1 million and $2.1 million, for the acquisitions of Two River and Country Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding	60,133	60,323	60,216	60,342
Less: Unallocated ESOP shares	(369)	(435)	(378)	(443)
Unallocated incentive award shares	(63)	(11)	(62)	(18)
Average basic shares outstanding	59,701	59,877	59,776	59,881
Add: Effect of dilutive securities:
Incentive awards	265	122	264	241
Average diluted shares outstanding	59,966	59,999	60,040	60,122
For the three and six months ended June 30, 2021, antidilutive stock options of 1,589,000 and 1,666,000, respectively, were excluded from earnings per share calculations. For the three and six months ended June 30, 2020, antidilutive stock options of 2,293,000 and 1,739,000, respectively, were excluded from earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At June 30, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$144,233	$2,056	$(9)	$146,280	$—
Corporate debt securities	5,000	30	(3)	5,027	—
Collateralized loan obligations (“CLOs”)	97,861	101	(45)	97,917	—
Mortgage-backed securities - FNMA	105	1	—	106	—
Total debt securities available-for-sale	$247,199	$2,188	$(57)	$249,330	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	301,343	9,544	(690)	310,197	(89)
Corporate debt securities	71,841	1,633	(1,474)	72,000	(1,408)
Mortgage-backed securities:
FHLMC	340,085	4,234	(1,846)	342,473	—
FNMA	349,643	5,640	(1,379)	353,904	—
GNMA	51,286	1,309	(22)	52,573	—
SBA	4,925	15	(44)	4,896	—
Other	32,216	864	—	33,080	(112)
Total mortgage-backed securities	778,155	12,062	(3,291)	786,926	(112)
Total debt securities held-to-maturity	$1,151,339	$23,239	$(5,455)	$1,169,123	$(1,609)
Total debt securities	$1,398,538	$25,427	$(5,512)	$1,418,453	$(1,609)
At December 31, 2020
Debt securities available-for-sale:
U.S. government and agency obligations	$173,790	$3,152	$(2)	$176,940	$—
CLOs	6,174	—	(4)	6,170	—
Mortgage-backed securities - FNMA	190	2	—	192	—
Total debt securities available-for-sale	$180,154	$3,154	$(6)	$183,302	$—
Debt securities held-to-maturity:
State and municipal obligations	238,405	11,500	(231)	249,674	(48)
Corporate debt securities	72,305	1,615	(2,652)	71,268	(1,550)
Mortgage-backed securities:
FHLMC	232,942	5,383	(124)	238,201	—
FNMA	293,615	7,640	(147)	301,108	—
GNMA	67,334	2,014	(12)	69,336	—
SBA	5,392	—	(60)	5,332	—
Other	32,321	1,226	—	33,547	(117)
Total mortgage-backed securities	631,604	16,263	(343)	647,524	(117)
Total debt securities held-to-maturity	$942,314	$29,378	$(3,226)	$968,466	$(1,715)
Total debt securities	$1,122,468	$32,532	$(3,232)	$1,151,768	$(1,715)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

There was no allowance for securities credit losses on debt securities available-for-sale at June 30, 2021 or December 31, 2020.
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for credit losses
Beginning balance	$(1,717)	$(2,529)	$(1,715)	$—
Impact of CECL adoption	—	—	—	(1,268)
Provision for credit loss expense	108	83	106	(1,178)
Total ending allowance balance	$(1,609)	$(2,446)	$(1,609)	$(2,446)

During 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer, which continues to be reflected in accumulated other comprehensive income on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Amortized cost	$1,151,339	$942,314
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for securities credit loss	(1,609)	(1,715)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,352	10,001
Carrying value	$1,146,735	$937,253
There were no realized gains or losses on debt securities for the three and six months ended June 30, 2021 and 2020.
The amortized cost and estimated fair value of debt securities at June 30, 2021 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2021, corporate debt securities with an amortized cost of $34.0 million, and estimated fair value of $35.5 million, and CLOs with an amortized cost and estimated fair value of $97.9 million were callable prior to the maturity date.

June 30, 2021	Amortized Cost	Estimated Fair Value
Less than one year	$95,776	$96,440
Due after one year through five years	177,734	181,538
Due after five years through ten years	195,691	195,161
Due after ten years	151,077	158,282
	$620,278	$631,421
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $991.3 million and $435.9 million at June 30, 2021 and December 31, 2020, respectively, which includes $277.4 million and $152.7 million at June 30, 2021 and December 31, 2020, respectively, pledged as collateral for securities sold under agreements to repurchase.
At June 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and government-sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At June 30, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$15,114	$(9)	$—	$—	$15,114	$(9)
Corporate debt securities	997	(3)	—	—	997	(3)
CLOs	40,521	(45)	—	—	40,521	(45)
Total debt securities available-for-sale	56,632	(57)	—	—	56,632	(57)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	58,149	(427)	5,877	(263)	64,026	(690)
Corporate debt securities	37,888	(1,471)	507	(3)	38,395	(1,474)
Mortgage-backed securities:
FHLMC	160,445	(1,846)	—	—	160,445	(1,846)
FNMA	166,605	(1,376)	272	(3)	166,877	(1,379)
GNMA	5,924	(22)	—	—	5,924	(22)
SBA	1,619	(42)	1,789	(2)	3,408	(44)
Total mortgage-backed securities	334,593	(3,286)	2,061	(5)	336,654	(3,291)
Total debt securities held-to-maturity	430,630	(5,184)	8,445	(271)	439,075	(5,455)
Total debt securities	$487,262	$(5,241)	$8,445	$(271)	$495,707	$(5,512)
At December 31, 2020
Debt securities available-for-sale:
U.S. government and agency obligations	$17,029	$(2)	$—	$—	$17,029	$(2)
CLOs	4,766	(4)	—	—	4,766	(4)
Total debt securities available-for-sale	21,795	(6)	—	—	21,795	(6)
Debt securities held-to-maturity:
State and municipal obligations	2,823	(23)	7,509	(208)	10,332	(231)
Corporate debt securities	10,192	(255)	35,935	(2,397)	46,127	(2,652)
Mortgage-backed securities:
FHLMC	24,661	(117)	669	(7)	25,330	(124)
FNMA	39,365	(128)	939	(19)	40,304	(147)
GNMA	5,856	(11)	207	(1)	6,063	(12)
SBA	3,626	(12)	1,706	(48)	5,332	(60)
Total mortgage-backed securities	73,508	(268)	3,521	(75)	77,029	(343)
Total debt securities held-to-maturity	86,523	(546)	46,965	(2,680)	133,488	(3,226)
Total debt securities	$108,318	$(552)	$46,965	$(2,680)	$155,283	$(3,232)

The Company concluded that the corporate debt securities were not impaired at June 30, 2021 and the Company considered several factors in its analysis. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either FHLMC, FNMA, GNMA, or SBA, corporations which are chartered by the United States Government and whose debt obligations are rated AA+/Aaa by S&P and Moody’s, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Additionally, there are private label commercial mortgage-backed securities with credit ratings ranging between Aaa and Aa3. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were not impaired at June 30, 2021.
State, municipal, and sovereign debt obligations are securities issued by state, local and national governments for various purposes. The Company is not aware of any information subsequent to the purchase of any state, municipal, and sovereign debt obligations that indicates an inability on the part of an issuer to meet all of its financial commitments. The weighted average credit rating of these securities is Aa2/AA with no credit rating below Baa2/BBB. The Company has the ability and stated intention to hold these securities to maturity at which time the Company expects to receive full repayment. Current unrealized losses are considered to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. As a result, the Company concluded that these securities were not impaired as of June 30, 2021.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at June 30, 2021, aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of June 30, 2021
State, municipal and sovereign debt obligations	$32,807	$148,920	$86,601	$33,015	$—	$301,343
Corporate debt securities	—	497	12,013	48,804	10,527	71,841
Mortgage-backed securities - other	11,103	21,113	—	—	—	32,216
Total debt securities held-to-maturity	$43,910	$170,530	$98,614	$81,819	$10,527	$405,400
Equity Investments
At June 30, 2021 and December 31, 2020, the Company held equity investments at an estimated fair value of $90.9 million and $107.1 million, respectively. The equity investments primarily comprised of select financial services institutions’ common and preferred stocks paying attractive dividends.
The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2021 and June 30, 2020 are shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain on equity investments	$576	$148	$8,863	$303
Less: Net gains (losses) recognized on equity securities sold	—	(53)	8,123	(53)
Unrealized gain recognized on equity securities still held	$576	$201	$740	$356

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Commercial:
Commercial and industrial (1)	$474,919	$470,656
Commercial real estate – owner occupied	1,045,514	1,145,065
Commercial real estate – investor	3,836,230	3,491,464
Total commercial	5,356,663	5,107,185
Consumer:
Residential real estate	2,168,545	2,309,459
Home equity loans and lines	255,097	285,016
Other consumer	40,485	54,446
Total consumer	2,464,127	2,648,921
Total loans receivable	7,820,790	7,756,106
Deferred origination costs, net	7,437	9,486
Allowance for loan credit losses	(53,876)	(60,735)
Total loans receivable, net	$7,774,351	$7,704,857
(1) The commercial and industrial loans balance at June 30, 2021 and December 31, 2020 includes Paycheck Protection Program (“PPP”) loans of $83.0 million and $95.4 million, respectively.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. Generally, risk ratings for loans on forbearance pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, extended by the Coronavirus Response and Relief Supplemental Appropriations (“CRRSA”) Act of 2021, are not re-evaluated until the initial 90-day forbearance period ends. At that time, risk ratings are updated with an emphasis on industries that were heavily impacted by the pandemic, as well as individual borrower liquidity, and other measures of resiliency as described below. The Company evaluates risk ratings on an ongoing basis and as such, adversely rated loans will be re-evaluated as government restrictions end and businesses resume normal operations. The Company uses the following definitions for risk ratings:
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
    Substandard: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. This includes borrowers whose operations were negatively affected by the pandemic and whom, in the assessment, do not have adequate liquidity available to resume operations at levels sufficient to service their current debt levels. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
    Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Total
June 30, 2021
Commercial and industrial
Pass	$89,195	$37,402	$33,466	$21,560	$12,478	$83,544	$179,549	$457,194
Special Mention	—	249	249	586	125	925	3,193	5,327
Substandard	—	634	2,605	862	146	1,459	6,692	12,398
Total commercial and industrial	89,195	38,285	36,320	23,008	12,749	85,928	189,434	474,919
Commercial real estate - owner occupied
Pass	45,807	71,930	118,510	117,793	93,660	461,360	33,331	942,391
Special Mention	—	—	4,852	3,409	1,733	29,810	293	40,097
Substandard	—	—	14,372	8,806	2,674	36,705	469	63,026
Total commercial real estate - owner occupied	45,807	71,930	137,734	130,008	98,067	527,875	34,093	1,045,514
Commercial real estate - investor
Pass	563,217	661,190	593,559	286,315	409,720	944,756	192,820	3,651,577
Special Mention	—	—	25,823	17,113	5,321	34,150	—	82,407
Substandard	—	4,311	29,543	935	21,097	39,460	6,900	102,246
Total commercial real estate - investor	563,217	665,501	648,925	304,363	436,138	1,018,366	199,720	3,836,230
Residential real estate (1)
Pass	277,679	525,038	350,770	163,641	132,890	714,785	—	2,164,803
Special Mention	—	—	—	—	—	1,586	—	1,586
Substandard	—	—	—	—	221	1,935	—	2,156
Total residential real estate	277,679	525,038	350,770	163,641	133,111	718,306	—	2,168,545
Consumer (1)
Pass	13,542	21,781	22,044	63,640	21,228	147,750	1,959	291,944
Special Mention	—	—	—	—	—	538	—	538
Substandard	—	—	54	17	—	3,029	—	3,100
Total consumer	13,542	21,781	22,098	63,657	21,228	151,317	1,959	295,582
Total loans	$989,440	$1,322,535	$1,195,847	$684,677	$701,293	$2,501,792	$425,206	$7,820,790
(1)For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
December 31, 2020
Commercial and industrial
Pass	$137,262	$40,737	$27,967	$18,845	$33,568	$59,339	$134,140	$451,858
Special Mention	150	583	826	1,422	907	118	1,429	5,435
Substandard	581	1,284	1,243	809	439	1,706	7,301	13,363
Total commercial and industrial	137,993	42,604	30,036	21,076	34,914	61,163	142,870	470,656
Commercial real estate - owner occupied
Pass	96,888	114,506	122,962	124,050	104,264	428,423	18,932	1,010,025
Special Mention	—	3,512	8,240	1,023	17,115	17,811	439	48,140
Substandard	—	34,670	9,001	3,404	3,677	35,509	639	86,900
Total commercial real estate - owner occupied	96,888	152,688	140,203	128,477	125,056	481,743	20,010	1,145,065
Commercial real estate - investor
Pass	635,930	628,435	317,104	426,268	281,876	812,062	194,913	3,296,588
Special Mention	—	15,979	17,113	15,225	4,234	55,872	149	108,572
Substandard	4,311	9,217	1,931	17,222	11,474	36,326	5,823	86,304
Total commercial real estate - investor	640,241	653,631	336,148	458,715	297,584	904,260	200,885	3,491,464
Residential real estate (1)
Pass	595,982	437,593	226,435	166,773	146,237	729,037	—	2,302,057
Special Mention	—	532	—	—	446	2,186	—	3,164
Substandard	570	—	1,489	221	—	1,958	—	4,238
Total residential real estate	596,552	438,125	227,924	166,994	146,683	733,181	—	2,309,459
Consumer (1)
Pass	24,954	26,659	83,296	25,469	16,565	156,276	2,145	335,364
Special Mention	—	—	—	—	150	382	—	532
Substandard	—	—	—	—	—	3,566	—	3,566
Total consumer	24,954	26,659	83,296	25,469	16,715	160,224	2,145	339,462
Total loans	$1,496,628	$1,313,707	$817,607	$800,731	$620,952	$2,340,571	$365,910	$7,756,106
(1) For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2021 and June 30, 2020 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended June 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$2,541	$7,827	$36,922	$11,280	$1,406	$—	$59,976
Credit loss (benefit) expense	1,871	(1,483)	(3,583)	(2,462)	(219)	—	(5,876)
Charge-offs	(33)	—	(311)	—	(76)	—	(420)
Recoveries	25	6	9	—	156	—	196
Balance at end of period	$4,404	$6,350	$33,037	$8,818	$1,267	$—	$53,876
For the three months ended June 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$6,649	$3,096	$7,159	$8,417	$4,314	$—	$29,635
Credit loss (benefit) expense	(1,697)	(334)	1,701	9,056	(84)	—	8,642
Charge-offs	—	—	(26)	(71)	(72)	—	(169)
Recoveries	27	3	26	283	62	—	401
Balance at end of period	$4,979	$2,765	$8,860	$17,685	$4,220	$—	$38,509
For the six months ended June 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$5,390	$15,054	$26,703	$11,818	$1,770	$—	$60,735
Credit loss (benefit) expense	(1,004)	(8,740)	6,566	(2,797)	(940)	—	(6,915)
Charge-offs	(33)	—	(345)	(242)	(156)	—	(776)
Recoveries	51	36	113	39	593	—	832
Balance at end of period	$4,404	$6,350	$33,037	$8,818	$1,267	$—	$53,876
For the six months ended June 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of current expected credit loss (“CECL”) adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Credit loss (benefit) expense	(168)	952	4,078	12,641	(264)	—	17,239
Initial allowance for credit losses on purchased with credit deterioration (“PCD”) loans	1,221	26	260	109	1,023	—	2,639
Charge-offs	—	—	(26)	(1,346)	(181)	—	(1,553)
Recoveries	52	3	60	446	70	—	631
Balance at end of period	$4,979	$2,765	$8,860	$17,685	$4,220	$—	$38,509
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2021 and December 31, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $1.6 million and $1.9 million, respectively, commercial real estate - owner occupied of $12.1 million and $13.8 million, respectively, and commercial real estate - investor of $15.2 million and $18.3 million, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $800,000 and $1.4 million at June 30, 2021 and December 31, 2020, respectively. At both June 30, 2021 and December 31, 2020, the amount of foreclosed residential real estate property held by the Company was $106,000.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Commercial and industrial	$1,635	$1,908
Commercial real estate – owner occupied	12,100	13,751
Commercial real estate – investor	15,211	18,287
Residential real estate	6,137	8,671
Consumer	3,576	4,246
	$38,659	$46,863

At June 30, 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2021, there was $835,000 of loans that were 90 days or greater past due and still accruing interest that were fully paid off on July 1, 2021. At December 31, 2020, there were no loans that were 90 days or greater past due and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2021
Commercial and industrial	$1,290	$1	$358	$1,649	$473,270	$474,919
Commercial real estate – owner occupied	165	732	7,450	8,347	1,037,167	1,045,514
Commercial real estate – investor	1,046	818	8,518	10,382	3,825,848	3,836,230
Residential real estate	—	1,586	2,156	3,742	2,164,803	2,168,545
Consumer	189	537	3,101	3,827	291,755	295,582
	$2,690	$3,674	$21,583	$27,947	$7,792,843	$7,820,790
December 31, 2020
Commercial and industrial	$3,050	$628	$327	$4,005	$466,651	$470,656
Commercial real estate – owner occupied	1,015	—	7,871	8,886	1,136,179	1,145,065
Commercial real estate – investor	8,897	3,233	11,122	23,252	3,468,212	3,491,464
Residential real estate	15,156	3,164	4,238	22,558	2,286,901	2,309,459
Consumer	978	533	3,568	5,079	334,383	339,462
	$29,096	$7,558	$27,126	$63,780	$7,692,326	$7,756,106
The Company classifies certain loans as troubled debt restructured (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At June 30, 2021 and December 31, 2020, TDR loans totaled $20.4 million and $17.5 million, respectively. Included in the non-accrual loan total at June 30, 2021 and December 31, 2020 were $10.1 million and $5.5 million, respectively, of TDR loans. At June 30, 2021 and December 31, 2020, the Company had no specific reserves allocated to loans that are classified as TDR loans. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has loans classified as accruing TDR loans at June 30, 2021 and December 31, 2020, which totaled $10.3 million and $12.0 million, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about TDR loans which occurred during the three and six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2021
Troubled debt restructurings:
Commercial real estate – investor	1	$4,903	$4,903
Residential real estate	3	244	336

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2021
Troubled debt restructurings:
Commercial real estate – investor	1	$4,903	$4,903
Residential real estate	3	244	336
Consumer	2	26	33

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three Months Ended June 30, 2020
Troubled debt restructurings:
Commercial real estate - owner occupied	1	$1,112	$1,143
Residential real estate	2	205	213

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Six months ended June 30, 2020
Troubled debt restructurings:
Commercial real estate - owner occupied	1	$1,112	$1,143
Residential real estate	4	431	447
Consumer	4	159	177

There was one TDR commercial real estate - investor loan for $923,000 that defaulted during the three and six months ended June 30, 2021 which was modified within the preceding year. There were no TDR loans that defaulted during the three and six months ended June 30, 2020 which were modified within the preceding year.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act, extended by the CRRSA Act, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either December 31, 2019 or the date of the modification, these loans are not considered TDR loans at June 30, 2021 and will not be reported as past due during the deferral period.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at June 30, 2021 and December 31, 2020 were as follows (in thousands):

Type of Account	June 30, 2021	December 31, 2020
Non-interest-bearing	$2,505,355	$2,133,195
Interest-bearing checking	3,628,741	3,646,866
Money market deposit	734,320	783,521
Savings	1,590,441	1,491,251
Time deposits	956,429	1,372,783
Total deposits	$9,415,286	$9,427,616
Included in time deposits at June 30, 2021 and December 31, 2020, was $155.4 million and $409.5 million, respectively, in deposits of $250,000 and over.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest Rate Swaps
The Company’s interest rate swaps are reported at fair value utilizing discounted cash flow models provided by an independent, third-party and observable market data (Level 2). When entering into an interest rate swap agreement, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of the contract counterparty.
Other Real Estate Owned and Loans Individually Measured for Impairment
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals (Level 3).
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$249,330	$—	$249,330	$—
Equity investments	90,917	13,704	69,195	8,018
Interest rate swap asset	29,167	—	29,167	—
Interest rate swap liability	(29,266)	—	(29,266)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	29,746	—	—	29,746
December 31, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$183,302	$—	$183,302	$—
Equity investments	107,079	104,539	—	2,540
Interest rate swap asset	45,289	—	45,289	—
Interest rate swap liability	(45,429)	—	(45,429)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	35,366	—	—	35,366

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table reconciles, for the three and six months ended June 30, 2021 and June 30, 2020, the beginning and ending balances for equity investments and debt securities available-for-sale that are recognized at fair value on a recurring basis, in the consolidated statements of financial condition, using significant unobservable inputs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Equity Investments	Debt Securities	Equity Investments	Debt Securities
Beginning Balance	$7,938	$25	$2,540	$25
Total gains included in earnings	40	—	438	—
Purchases	40	2,377	5,040	2,377
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending Balance	$8,018	$2,402	$8,018	$2,402
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no debt securities in Level 3 for the three and six months ended June 30, 2021. There were no equity securities in Level 3 for the three and six months ended June 30, 2020. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy for the three and six months ended June 30, 2021.

The Company purchased minority, non-controlling equity investments of $5.0 million, which are classified as Level 3 at June 30, 2021 as the securities were carried at cost with no observable price changes noted since purchased, a fair value measurement alternative.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of June 30, 2021 and December 31, 2020 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2021
Financial Assets:
Cash and due from banks	$1,084,029	$1,084,029	$—	$—
Debt securities held-to-maturity	1,146,735	—	1,151,566	17,557
Restricted equity investments	52,519	—	—	52,519
Loans receivable, net and loans held-for-sale	7,775,844	—	—	7,764,353
Financial Liabilities:
Deposits other than time deposits	8,458,857	—	8,458,857	—
Time deposits	956,429	—	960,788	—
Other borrowings	228,564	—	263,757	—
Securities sold under agreements to repurchase with retail customers	141,475	141,475	—	—
December 31, 2020
Financial Assets:
Cash and due from banks	$1,272,134	$1,272,134	$—	$—
Debt securities held-to-maturity	937,253	—	952,365	16,101
Restricted equity investments	51,705	—	—	51,705
Loans receivable, net and loans held-for-sale	7,750,381	—	—	7,806,743
Financial Liabilities:
Deposits other than time deposits	8,054,833	—	8,054,833	—
Time deposits	1,372,783	—	1,383,173	—
FHLB advances and other borrowings	235,471	—	251,798	—
Securities sold under agreements to repurchase with retail customers	128,454	128,454	—	—
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
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized a loss of $23,000 and a gain of $41,000 in other income resulting from fair value adjustments for the three and six months ended June 30, 2021, respectively, as compared to gains of $46,000 and $349,000 in other income resulting from fair value adjustments for the three and six months ended June 30, 2020, respectively. The notional amount of derivatives not designated as hedging instruments was $814.8 million and $725.9 million at June 30, 2021 and December 31, 2020, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	June 30, 2021	December 31, 2020
Other assets	$29,167	$45,289
Other liabilities	29,266	45,429
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $27.1 million and $46.5 million at June 30, 2021 and December 31, 2020, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $29.3 million and $45.4 million at June 30, 2021 and December 31, 2020, respectively.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		June 30, 2021	December 31, 2020
Lease ROU Assets	Classification
Operating lease ROU asset	Other assets	$21,627	$22,555
Finance lease ROU asset	Premises and equipment, net	1,595	1,694
Total lease ROU asset		$23,222	$24,249

Lease Liabilities
Operating lease liability	Other liabilities	$22,163	$22,990
Finance lease liability	Other borrowings	2,003	2,100
Total lease liability		$24,166	$25,090
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

	June 30, 2021	December 31, 2020
Weighted-Average Remaining Lease Term
Operating leases	8.04 years	7.77 years
Finance lease	8.10 years	8.59 years
Weighted-Average Discount Rate
Operating leases	2.97%	3.01%
Finance lease	5.63%	5.63%
The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$1,471	$1,590	$2,961	$3,313
Finance lease expense:
Amortization of ROU assets	49	41	99	81
Interest on lease liabilities(1)	28	26	57	53
Total	$1,548	$1,657	$3,117	$3,447

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,347	$1,404	$2,797	$3,052
Operating cash flows from finance leases	28	26	57	53
Financing cash flows from finance leases	48	47	96	94
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ended June 30,
2022	$307	$5,667
2023	307	3,809
2024	307	3,148
2025	307	2,866
2026	307	2,153
Thereafter	951	7,843
Total	2,486	25,486
Less: Imputed interest	(483)	(3,323)
Total lease liabilities	$2,003	$22,163

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 2.5 million shares. The repurchase plan has no expiration date. On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 500,000 shares of its common stock during the three month period ended June 30, 2021. At June 30, 2021, there were 4,019,145 shares available for repurchase under the Company’s stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	—	—	—	1,519,145
May 1, 2021 through May 31, 2021	332,600	$22.04	332,600	1,186,545
June 1, 2021 through June 30, 2021	167,400	21.72	167,400	4,019,145
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
10.1	Amendment No. 1 to the OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated by reference into this document from Appendix A to the proxy statement for the 2021 Annual Meeting of Stockholders (File No. 001-11713), as filed with the SEC on April 20, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 5, 2021	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	August 5, 2021	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer