Form 10-Q
period 2021-09-30
OCEANFIRST FINANCIAL CORP
filed 2021-11-04
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
As of November 1, 2021 there were 59,423,626 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2021	June 30, 2021	September 30, 2020
SELECTED FINANCIAL CONDITION DATA:
Total assets	$11,829,688	$11,483,901	$11,651,297
Loans receivable, net of allowance for loan credit losses	8,139,961	7,774,351	7,943,390
Deposits	9,774,097	9,415,286	9,283,288
Stockholders’ equity	1,513,249	1,508,789	1,461,714
SELECTED OPERATING DATA:
Net interest income	77,132	74,016	76,788
Credit loss (benefit) expense	(3,179)	(6,460)	35,714
Other income	9,883	11,803	8,179
Operating expenses	58,673	51,670	56,787
Net income (loss)	24,167	30,555	(4,926)
Net income (loss) available to common stockholders	23,163	29,551	(6,019)
Diluted earnings (loss) per share	0.39	0.49	(0.10)
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	25.47	25.22	24.21
Cash dividend per share	0.17	0.17	0.17
Dividend payout ratio per common share	43.59%	34.69%	(170.00)%
Stockholders’ equity to total assets	12.79	13.14	12.55
Return on average assets (2) (3)	0.78	1.03	(0.21)
Return on average stockholders’ equity (2) (3)	6.05	7.88	(1.61)
Net interest rate spread (4)	2.80	2.75	2.77
Net interest margin (5)	2.93	2.89	2.97
Operating expenses to average assets (2) (3)	1.98	1.80	1.94
Efficiency ratio (3) (6)	67.43	60.21	66.83
Loans to deposits ratio	83.71	83.06	86.19
ASSET QUALITY:
Non-performing loans held-for-investment (8)	$23,344	$31,680	$29,895
Non-performing assets (8)	23,450	31,786	97,490
Allowance for loan credit losses as a percent of total loans held-for-investment (7) (9)	0.61%	0.69%	0.70%
Allowance for loan credit losses as a percent of total non-performing loans held-for-investment (8) (9)	214.84	170.06	188.49
Non-performing loans held-for-investment as a percent of total loans held-for-investment (7) (8)	0.29	0.41	0.37
Non-performing assets as a percent of total assets (8)	0.20	0.28	0.84
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Performance ratios include merger related expenses, branch consolidation expenses, and net loss on equity investments of $4.7 million, or $3.6 million, net of tax benefit, for the quarter ended September 30, 2021. Performance ratios include merger related expenses, branch consolidation expenses, and net gain on equity investments of $104,000, or $78,000, net of tax expense, for the quarter ended June 30, 2021. Performance ratios include merger related expenses, branch consolidation expenses, and net loss on equity investments of $7.6 million, or $5.8 million, net of tax benefit, for the quarter ended September 30, 2020.
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

(8) Non-performing assets consist of non-performing loans held-for-investment and real estate acquired through foreclosure. Non-performing loans held-for-investment consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(9) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $21.3 million, $23.6 million, and $31.6 million at September 30, 2021, June 30, 2021 and September 30, 2020, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and in the major metropolitan areas of Philadelphia, New York, Baltimore, Washington D.C., and Boston. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, sales of loans and securities, deposit account services, bank owned life insurance, commercial loan swap income, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, Federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, government policies and actions of regulatory agencies.
The Company has grown significantly through the acquisitions of Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”), each on January 1, 2020. These acquisitions added $2.03 billion in assets, $1.56 billion in loans and $1.59 billion in deposits.
Key developments relating to the Company’s financial results and corporate activities were as follows:

•Loan Growth: Total loan growth for the quarter was $361.0 million. Total loan growth, excluding the impact of Paycheck Protection Program (“PPP”) loans of $30.5 million, was $391.5 million for the quarter, reflecting quarterly loan originations of $771.8 million and the purchase of a residential loan pool of $219.7 million. Along with record loan production during the quarter, the committed loan pipeline remains strong at $651.4 million.
•Deposit Growth: Deposits increased $358.8 million during the third quarter, while cost of deposits decreased 5 basis points to 0.22% from 0.27% in the prior linked quarter, reflecting a trend in improving deposit quality.
•Net Interest Income and Margin: Net interest income increased by $3.1 million to $77.1 million from $74.0 million in the prior linked quarter. Net interest margin increased to 2.93%, compared to 2.89% in the prior linked quarter, largely driven by the Bank’s disciplined deposit pricing practices.
Net income available to common stockholders for the three months ended September 30, 2021 was $23.2 million, or $0.39 per diluted share, as compared to net loss available to common stockholders of $6.0 million, or $0.10 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the nine months ended September 30, 2021 was $84.4 million, or $1.41 per diluted share, as compared to $29.2 million, or $0.49 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders were $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.1 million for each of the corresponding prior year periods. Net income available to common stockholders for the three and nine months ended September 30, 2021 included merger related expenses of $225,000 and $1.1 million, respectively, branch consolidation expenses of $4.0 million and $5.1 million, respectively, and net loss on equity investments of $466,000 and net gain on equity investments of $8.4 million, respectively. Net loss available to common stockholders for the three months ended September 30, 2020, included merger related expenses, branch consolidation expenses and a net loss on equity investments of $3.2 million, $830,000, and $3.6 million, respectively. Net income for the nine months ended September 30, 2020, included merger related expenses, branch consolidation expenses, a net loss on equity investments, the impact of the Two River and Country Bank opening credit loss expense under the Current Expected Credit Loss (“CECL”) model, and Federal Home Loan Bank (“FHLB”) advance prepayment fees of $14.8 million, $4.3 million, $3.6 million, $2.4 million and $924,000, respectively.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.79% at September 30, 2021.
The Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended September 30, 2021, will be paid on November 19, 2021 to common stockholders of record on November 8, 2021. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on November 15, 2021 to preferred stockholders of record on October 29, 2021.
As previously announced on August 4, 2021, the Bank entered into a definitive agreement to sell two New Jersey branch locations to First Bank, including the owned premises and equipment, all deposits associated with the branches, which totaled approximately $124 million as of June 30, 2021, as well as selected performing loans totaling approximately $14 million as of June 30, 2021. The Bank has received the required regulatory approval and the closing of the sale and customer conversion is expected to take place in early December.

Impact of COVID-19

On March 16, 2020, the Company announced a series of actions intended to help mitigate the impact of the COVID-19 pandemic on customers, employees and communities. The Company began offering its Borrower Relief Programs to address the needs of customers who were current on their loan payments as of either December 31, 2019 or the date of the modification. In keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loan deferrals were not considered troubled debt restructured (“TDR”) loans at September 30, 2021 and will not be reported as past due during the deferral period. As of September 30, 2021, 98.7% of total loans comply with pre-COVID-19 terms.

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

The Company also accepted and processed applications for loans under the PPP, which was originally established under the CARES Act. At September 30, 2021, $52.5 million in PPP loans and $2.0 million in deferred fees remained on the consolidated statements of financial condition. There were no PPP loans originated during the quarter ended September 30, 2021.

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

The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2021 and 2020. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$1,053,797	$441	0.17%	$805,863	$236	0.12%
Securities (1)	1,542,630	6,090	1.57	1,112,174	6,793	2.43
Loans receivable, net (2)
Commercial	5,361,472	55,387	4.10	5,554,897	58,639	4.20
Residential real estate	2,260,673	20,076	3.55	2,462,513	23,091	3.75
Home equity loans and lines and other consumer	289,011	3,426	4.70	379,299	4,203	4.41
Allowance for loan credit losses, net of deferred loan costs and fees	(46,436)	—	—	(45,912)	—	—
Loans receivable, net	7,864,720	78,889	3.98	8,350,797	85,933	4.09
Total interest-earning assets	10,461,147	85,420	3.24	10,268,834	92,962	3.60
Non-interest-earning assets	1,276,890			1,353,135
Total assets	$11,738,037			$11,621,969
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,841,475	2,854	0.29%	$3,289,319	4,627	0.56%
Money market	767,854	245	0.13	675,841	571	0.34
Savings	1,609,197	146	0.04	1,460,232	296	0.08
Time deposits	904,384	2,134	0.94	1,606,632	5,876	1.45
Total	7,122,910	5,379	0.30	7,032,024	11,370	0.64
FHLB advances	—	—	—	343,412	1,470	1.70
Securities sold under agreements to repurchase	142,494	51	0.14	144,720	174	0.48
Other borrowings	228,695	2,858	4.96	246,903	3,160	5.09
Total borrowings	371,189	2,909	3.11	735,035	4,804	2.60
Total interest-bearing liabilities	7,494,099	8,288	0.44	7,767,059	16,174	0.83
Non-interest-bearing deposits	2,576,123			2,209,241
Non-interest-bearing liabilities	148,327			162,987
Total liabilities	10,218,549			10,139,287
Stockholders’ equity	1,519,488			1,482,682
Total liabilities and equity	$11,738,037			$11,621,969
Net interest income		$77,132			$76,788
Net interest rate spread (3)			2.80%			2.77%
Net interest margin (4)			2.93%			2.97%
Total cost of deposits (including non-interest-bearing deposits)			0.22%			0.49%

	For the Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$1,061,419	$958	0.12%	$409,321	$693	0.23%
Securities (1)	1,452,778	18,832	1.73	1,143,049	22,129	2.59
Loans receivable, net (2)
Commercial	5,270,138	163,315	4.14	5,309,275	177,973	4.48
Residential real estate	2,269,066	59,242	3.48	2,480,932	71,590	3.85
Home equity loans and lines and other consumer	306,681	11,288	4.92	403,348	14,661	4.86
Allowance for loan credit losses, net of deferred loan costs and fees	(50,912)	—	—	(27,186)	—	—
Loans receivable, net	7,794,973	233,845	4.01	8,166,369	264,224	4.32
Total interest-earning assets	10,309,170	253,635	3.29	9,718,739	287,046	3.95
Non-interest-earning assets	1,264,347			1,306,568
Total assets	$11,573,517			$11,025,307
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,753,457	10,549	0.38%	$3,023,093	14,559	0.64%
Money market	761,975	823	0.14	647,566	2,316	0.48
Savings	1,571,345	490	0.04	1,436,594	2,266	0.21
Time deposits	1,041,371	8,338	1.07	1,563,449	18,470	1.58
Total	7,128,148	20,200	0.38	6,670,702	37,611	0.75
FHLB Advances	—	—	—	483,267	6,239	1.72
Securities sold under agreements to repurchase	135,754	203	0.20	119,495	408	0.46
Other borrowings	228,472	8,480	4.96	195,754	7,688	5.25
Total borrowings	364,226	8,683	3.19	798,516	14,335	2.40
Total interest-bearing liabilities	7,492,374	28,883	0.52	7,469,218	51,946	0.93
Non-interest-bearing deposits	2,416,866			1,971,622
Non-interest-bearing liabilities	157,821			133,928
Total liabilities	10,067,061			9,574,768
Stockholders’ equity	1,506,456			1,450,539
Total liabilities and equity	$11,573,517			$11,025,307
Net interest income		$224,752			$235,100
Net interest rate spread (3)			2.77%			3.02%
Net interest margin (4)			2.91%			3.23%
Total cost of deposits (including non-interest-bearing deposits)			0.28%			0.58%
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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020
Total assets increased by $381.4 million to $11.83 billion at September 30, 2021, from $11.45 billion at December 31, 2020. Cash and due from banks decreased $291.0 million, to $981.1 million at September 30, 2021, from $1.27 billion at December 31, 2020 as excess liquidity was primarily used to purchase securities and fund loan growth. Total debt securities increased by $319.4 million at September 30, 2021, as compared to December 31, 2020. Total loans, excluding PPP loans of $52.5 million and $95.4 million at September 30, 2021 and December 31, 2020, respectively, increased by $468.6 million, to $8.13 billion at September 30, 2021, from $7.66 billion at December 31, 2020.

Deposits increased by $346.5 million to $9.77 billion at September 30, 2021, from $9.43 billion at December 31, 2020. Excluding time deposits of $855.4 million at September 30, 2021 and $1.37 billion at December 31, 2020, total deposits increased by $863.8 million to $8.92 billion at September 30, 2021 from $8.05 billion at December 31, 2020. The loans-to-deposit ratio at September 30, 2021 was 83.7%, as compared to 82.3% at December 31, 2020.

Stockholders’ equity increased to $1.51 billion at September 30, 2021, as compared to $1.48 billion at December 31, 2020. On June 25, 2021, the Company announced the authorization of the Board of Directors of the 2021 Stock Repurchase Program to repurchase up to an additional 3.0 million shares, which is approximately 5% of the Company’s outstanding common stock. For the nine months ended September 30, 2021, the Company repurchased 1,460,009 shares under its stock repurchase program at a weighted average cost of $20.98, and there were 3,559,136 shares available for repurchase at September 30, 2021 under the existing repurchase programs. Stockholders’ equity per common share increased to $25.47 at September 30, 2021, as compared to $24.57 at December 31, 2020.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2021 and September 30, 2020
General
Net income available to common stockholders for the three months ended September 30, 2021 was $23.2 million, or $0.39 per diluted share, as compared to net loss available to common stockholders of $6.0 million, or $0.10 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the nine months ended September 30, 2021 was $84.4 million, or $1.41 per diluted share, as compared to $29.2 million, or $0.49 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the three and nine months ended September 30, 2021 included merger related expenses of $225,000 and $1.1 million, respectively, branch consolidation expenses of $4.0 million and $5.1 million, respectively, and net loss on equity investments of $466,000 and net gain on equity investments of $8.4 million, respectively. These items decreased net income by $3.6 million and increased net income by $1.7 million, net of tax, for the three and nine months ended September 30, 2021, respectively. Net loss available to common stockholders for the three months ended September 30, 2020, included merger related expenses, branch consolidation expenses and a net loss on equity investments of $3.2 million, $830,000, and $3.6 million, respectively. Net income for the nine months ended September 30, 2020, included merger related expenses, branch consolidation expenses, a net loss on equity investments, the impact of the Two River and Country Bank opening credit loss expense under the CECL model, and FHLB advance prepayment fees of $14.8 million, $4.3 million, $3.6 million, $2.4 million and $924,000, respectively. These items decreased net loss by $5.8 million and decreased net income by $19.9 million, net of tax, for the three and nine months ended September 30, 2020, respectively.
Interest Income
Interest income for the three and nine months ended September 30, 2021 decreased to $85.4 million and $253.6 million, respectively, as compared to $93.0 million and $287.0 million for the corresponding prior year periods, respectively. Average interest-earning assets increased by $192.3 million and $590.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same prior year periods, primarily concentrated in excess balance sheet liquidity. Average loans receivable, net of allowance for loan credit losses, decreased by $486.1 million and $371.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same prior year periods, primarily due to reductions in PPP loans. For the three and nine months ended September 30, 2021, the yield on average interest-earning assets decreased to 3.24% and 3.29%, respectively, from 3.60% and 3.95% for the corresponding prior year periods, respectively.

Interest Expense
Interest expense for the three and nine months ended September 30, 2021 was $8.3 million and $28.9 million, respectively, as compared to $16.2 million and $51.9 million in the corresponding prior year periods, respectively. Average interest-bearing liabilities decreased $273.0 million and increased $23.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the same prior year periods. For the three and nine months ended September 30, 2021, the cost of average interest-bearing liabilities decreased to 0.44% and 0.52%, respectively, from 0.83% and 0.93%, respectively, for the corresponding prior year periods. The total cost of deposits (including non-interest bearing deposits) was 0.22% and 0.28% for the three and nine months ended September 30, 2021, respectively, as compared to 0.49% and 0.58%, respectively, for the same prior year periods.
Net Interest Income and Margin
Net interest income for the three months ended September 30, 2021, increased to $77.1 million, as compared to $76.8 million for the corresponding prior year period. Net interest income for the nine months ended September 30, 2021 decreased to $224.8 million as compared to $235.1 million for the corresponding prior year period, as a result of the lower interest rate environment. Net interest margin for the three and nine months ended September 30, 2021 decreased to 2.93% and 2.91%, respectively, from 2.97% and 3.23%, respectively, for the same prior year periods. The net interest margin compression was primarily due to the excess balance sheet liquidity and the lower interest rate environment.
Benefit/Provision for Credit Losses
For the three and nine months ended September 30, 2021, the credit loss benefit was $3.2 million and $10.3 million, respectively, as compared to a credit loss expense of $35.7 million and $55.3 million, respectively, for the corresponding prior year periods. The credit loss benefit for the three and nine months ended September 30, 2021 was significantly influenced by positive trends in the Bank’s asset quality combined with stabilizing trends in economic forecasts, including strong employment levels and GDP growth, partly offset by the economic uncertainty related to supply chain and labor market constraints.

Net loan recoveries were $386,000 and $442,000 for the three and nine months ended September 30, 2021, respectively, as compared to net loan charge-offs of $15.0 million and $15.9 million for the corresponding prior year periods, respectively. The three months ended September 30, 2020 included $14.2 million in charge-offs related to the transfer of higher-risk commercial loans to held-for-sale, which were ultimately sold in the fourth quarter of 2020. Non-performing loans held-for-investment totaled $23.3 million at September 30, 2021, as compared to $29.9 million at September 30, 2020.
Non-interest Income
For the three and nine months ended September 30, 2021, other income increased to $9.9 million and $42.5 million, respectively, as compared to $8.2 million and $33.3 million, respectively, for the corresponding prior year periods. Other income for the three and nine months ended September 30, 2021 included a net loss on equity investments of $466,000 and a net gain on equity investments of $8.4 million, respectively. Other income for both the three and nine months ended September 30, 2020 included $3.6 million of net losses on equity investments. The remaining decrease of $1.4 million in other income for the three months ended September 30, 2021, as compared to the corresponding prior year period, was primarily due to decreases in gain on sale of loans of $1.0 million and fees and service charges of $759,000. The remaining decrease of $2.8 million in other income for the nine months ended September 30, 2021, as compared to the corresponding prior year period, was primarily due to a decrease in commercial loan swap income of $5.2 million, as a result of lower activity, and lower fees and service charges of $1.3 million, partially offset by increases in bankcard services of $1.7 million, due to lower card activity in the prior year period as a result of the pandemic, gain on sale of loans of $1.3 million, and PPP loan referral fees of $800,000.
Non-interest Expense
Operating expenses increased to $58.7 million and decreased to $162.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $56.8 million and $175.5 million, respectively, in the same prior year periods. Operating expenses for the three and nine months ended September 30, 2021 included $4.2 million and $6.1 million, respectively, of merger related and branch consolidation expenses. Operating expenses for the three months ended September 30, 2020 included $4.0 million of merger related and branch consolidation expenses. Operating expenses for the nine months ended September 30, 2020 included $20.0 million of merger related expenses, branch consolidation expenses and FHLB advance prepayment fees. The remaining increase of $1.6 million in operating expenses for the three months ended September 30, 2021, as compared to the corresponding prior year period, was primarily due to increases in compensation and benefits expense of $1.7 million and data processing expense of $846,000, partly offset by a decrease in equipment expense of $782,000. The remaining increase of $372,000 in operating expenses for the nine months ended September 30, 2021, as compared to the corresponding prior year period, was primarily due to increases in compensation and benefits expense of $2.2 million, primarily related to higher benefit costs, federal deposit insurance and regulatory assessments of $1.4 million, and data processing expense of $953,000, partly offset by decreases in equipment expense of $1.8 million, marketing expense of $930,000, other operating expense of $469,000, and occupancy expense of $434,000.
Income Tax Expense/Benefit
The provision for income taxes was $7.4 million and $28.1 million for the three and nine months ended September 30, 2021, respectively, as compared to a benefit for income taxes of $2.6 million and provision for income taxes of $7.3 million for the same prior year periods, respectively. The effective tax rate was 23.3% and 24.3% for the three and nine months ended September 30, 2021, respectively, as compared to 34.6% and 19.5% for the same prior year periods, respectively. The higher effective tax rate for the three months ended September 30, 2020 was primarily attributable to the net loss recognized during the quarter. The higher effective tax rate for the nine months ended September 30, 2021, as compared to the prior year period, was primarily due to the impact of a New Jersey tax code change and a higher allocation of taxable income to New York.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, access to the Federal Reserve discount window, other borrowings, including subordinated debt, and to a lesser extent, investment maturities and proceeds from the sale of loans and equity investments. While scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows, loan prepayments, and loan and equity sales are greatly influenced by interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions.
At September 30, 2021 and December 31, 2020, the Bank had no outstanding overnight borrowings from the FHLB. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. There were also no FHLB term advances at September 30, 2021 and December 31, 2020.
The Company’s cash needs for the nine months ended September 30, 2021 were primarily satisfied by the increase in deposits, proceeds from sales of loans and equity investments, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities, a purchase of a residential loan pool, and loan originations. The Company’s cash needs for the nine months ended September 30, 2020 were primarily satisfied by the increase in deposits, net proceeds from the issuance of subordinated notes and preferred stock, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt securities, proceeds from sale of loans, and acquired cash from acquisitions. The cash was principally utilized for loan originations, the repayment of short-term borrowings, and investment purchases.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2021, outstanding commitments to originate loans totaled $651.4 million and outstanding undrawn lines of credit totaled $1.22 billion, of which $870.7 million were commitments to commercial borrowers and $353.0 million were commitments to consumer borrowers and residential construction borrowers. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $586.7 million at September 30, 2021. Management is optimistic about its ability to retain funds from maturing time deposits and placing them in market comparable deposit products.
The Company has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank continues to maintain significant liquidity under all stress scenarios. In response to COVID-19, management identified additional sources of contingent liquidity, including expanded borrowing capacity with the FHLB, the Federal Reserve and existing correspondent bank relationships. The Company also strengthened balance sheet liquidity entering the economic downturn.
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. The Company repurchased 460,009 shares of common stock for the three months ended September 30, 2021, bringing the total shares repurchased to 1,460,009 for the nine months ended September 30, 2021. At September 30, 2021, there were 3,559,136 shares available to be repurchased under the stock repurchase programs authorized.
Cash dividends on common stock declared and paid during the first nine months of September 30, 2021 were $30.4 million, as compared to $30.6 million for the same prior year period. On October 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend is payable on November 19, 2021 to common stockholders of record at the close of business on November 8, 2021.
Cash dividends on preferred stock declared and paid during the first nine months of September 30, 2021 were $3.0 million, as compared to $1.1 million for the same prior year period. The Company’s Board of Directors also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, payable on November 15, 2021 to preferred stockholders of record on October 29, 2021.
The primary sources of liquidity specifically available to OceanFirst Financial Corp., the holding company of the Bank, are capital distributions from the Bank, the issuance of preferred and common stock, and debt. For the nine months ended September 30, 2021, the Company received a dividend payment of $30.0 million from the Bank. The Company’s ability to continue to pay dividends will be largely dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders. At September 30, 2021, OceanFirst Financial Corp. held $83.9 million in cash.
As of September 30, 2021 and December 31, 2020, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2021	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$1,012,471	9.12%	$444,076	4.00%		$555,096	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,012,471	12.19	581,498	7.00	(1)	539,963	6.50
Tier 1 capital (to risk-weighted assets)	1,012,471	12.19	706,105	8.50	(1)	664,570	8.00
Total capital (to risk-weighted assets)	1,065,583	12.83	872,248	10.50	(1)	830,712	10.00
Company:
Tier 1 capital (to average assets)	$1,037,940	9.34%	$444,531	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	910,679	10.84	588,214	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,037,940	12.35	714,260	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,252,349	14.90	882,321	10.50	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2020	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$942,122	8.48%	$444,648	4.00%		$555,810	5.00%
Common equity Tier 1 (to risk-weighted assets)	942,122	12.11	544,625	7.00	(1)	505,724	6.50
Tier 1 capital (to risk-weighted assets)	942,122	12.11	661,331	8.50	(1)	622,429	8.00
Total capital (to risk-weighted assets)	1,004,480	12.91	816,938	10.50	(1)	778,036	10.00
Company:
Tier 1 capital (to average assets)	$998,273	9.44%	$423,028	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	871,385	11.05	552,075	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,273	12.66	670,377	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,230,370	15.60	828,113	10.50	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.50%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At September 30, 2021 and December 31, 2020, the Company maintained a stockholders’ equity to total assets ratio of 12.79% and 12.96%, respectively.

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
The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the Company to repurchase loans previously sold in the event of a violation of various representations and warranties customary to the mortgage banking industry. The Company is also obligated to repurchase loans previously sold under certain circumstances under a loss sharing arrangement with the FHLB relating to loans sold into the Mortgage Partnership Finance program. As a result of the COVID-19 pandemic, some of these loans were placed on forbearance and the Company may be required to repurchase them in future periods. In the opinion of management, the potential exposure related to the loan sale agreements and loans sold to the FHLB is adequately provided for in the reserve for repurchased loans and loss sharing obligations included in other liabilities. At each of September 30, 2021 and December 31, 2020, the reserve for repurchased loans and loss sharing obligations was $1.2 million.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2021 (in thousands). Refer to Note 9 Leases, to the Consolidated Financial Statements for lease obligations.

Contractual Obligations	Total	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
Debt obligations	$372,179	$143,496	$444	$35,496	$192,743
Commitments to fund undrawn lines of credit
Commercial	870,672	870,672	—	—	—
Consumer and residential construction	352,986	352,986	—	—	—
Commitments to originate loans	651,432	651,432	—	—	—
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

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Non-performing loans:
Commercial and industrial	$354	$1,551
Commercial real estate – owner occupied	8,997	13,054
Commercial real estate – investor	6,904	10,660
Residential real estate	5,484	8,642
Home equity loans and lines and other consumer	1,605	2,503
Total non-performing loans	23,344	36,410
Other real estate owned	106	106
Total non-performing assets	$23,450	$36,516
PCD loans (1)	$41,372	$48,488
Delinquent loans 30-89 days	$6,647	$34,683
Allowance for loan credit losses as a percent of total loans	0.61%	0.78%
Allowance for loan credit losses as a percent of total non-performing loans	214.84	166.81
Non-performing loans as a percent of total loans	0.29	0.47
Non-performing assets as a percent of total assets	0.20	0.32
(1)     PCD loans are not included in non-performing loans or delinquent loans totals.

The Company’s non-performing loans totaled $23.3 million at September 30, 2021, as compared to $36.4 million at December 31, 2020. Included in the non-performing loans total was $9.6 million and $5.2 million of TDR loans at September 30, 2021 and December 31, 2020, respectively. Non-performing loans do not include $41.4 million and $48.5 million of acquired PCD loans at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the allowance for loan credit losses totaled $50.2 million, or 0.61% of total loans, as compared to $60.7 million, or 0.78% of total loans, at December 31, 2020. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $21.3 million and $28.0 million at September 30, 2021 and December 31, 2020, respectively.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act, extended by the CRRSA Act, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at September 30, 2021 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale (in thousands):

	September 30,	December 31,
	2021	2020
Special Mention	$98,687	$165,843
Substandard	158,575	194,477
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
Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the timing of inoculation against the virus and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; if legislation or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks would be increased as the result of an increased use of the Bank’s online banking platform or an increase in the number of employees working remotely; and Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experiences additional resolution costs.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of interest rate risk (“IRR”) modeling. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2021, which were anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown.

At September 30, 2021, the Company’s one-year gap was positive 22.35% as compared to positive 18.05% at December 31, 2020.

At September 30, 2021	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Interest-earning deposits and short-term investments	$793,303	$1,431	$1,975	$—	$—	$796,709
Debt securities	266,574	239,314	348,929	227,782	360,695	1,443,294
Equity investments	—	—	30,399	28,316	42,599	101,314
Restricted equity investments	—	—	—	—	53,017	53,017
Loans receivable (2)	2,343,976	1,561,103	2,291,282	1,151,399	847,500	8,195,260
Total interest-earning assets	3,403,853	1,801,848	2,672,585	1,407,497	1,303,811	10,589,594
Interest-bearing liabilities:
Interest-bearing checking accounts	1,444,263	195,213	451,077	365,372	1,557,640	4,013,565
Money market deposit accounts	72,132	54,037	125,669	102,774	462,079	816,691
Savings accounts	86,173	138,286	302,615	237,016	856,357	1,620,447
Time deposits	169,818	430,971	211,381	27,962	15,310	855,442
Securities sold under agreements to repurchase and other borrowings	247,421	154	444	123,350	810	372,179
Total interest-bearing liabilities	2,019,807	818,661	1,091,186	856,474	2,892,196	7,678,324
Interest sensitivity gap (3)	$1,384,046	$983,187	$1,581,399	$551,023	$(1,588,385)	$2,911,270
Cumulative interest sensitivity gap	$1,384,046	$2,367,233	$3,948,632	$4,499,655	$2,911,270	$2,911,270
Cumulative interest sensitivity gap as a percent of total interest-earning assets	13.07%	22.35%	37.29%	42.49%	27.49%	27.49%
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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2021 and December 31, 2020. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2020 Form 10-K.

	September 30, 2021					December 31, 2020
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,900,559	33.8%	17.1%	$389,436	31.9%	$1,890,335	38.5%	17.3%	$340,098	16.2%
200	1,770,701	24.6	15.6	354,181	19.9	1,752,255	28.4	15.7	325,436	11.2
100	1,611,072	13.4	13.9	318,183	7.7	1,578,917	15.7	13.9	309,644	5.8
Static	1,420,933	—	12.0	295,335	—	1,365,119	—	11.8	292,572	—
(100)	1,160,332	(18.3)	9.6	268,236	(9.2)	1,074,346	(21.3)	9.2	284,763	(2.7)
The interest rate sensitivity at September 30, 2021 and December 31, 2020, continue to be impacted by the cash liquidity position that remains elevated.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$981,126	$1,272,134
Debt securities available-for-sale, at estimated fair value	314,620	183,302
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,503 at September 30, 2021 and $1,715 at December 31, 2020 (estimated fair value of $1,143,381 at September 30, 2021 and $968,466 at December 31, 2020)	1,125,382	937,253
Equity investments	101,314	107,079
Restricted equity investments, at cost	53,017	51,705
Loans receivable, net of allowance for loan credit losses of $50,153 at September 30, 2021 and $60,735 at December 31, 2020	8,139,961	7,704,857
Loans held-for-sale	13,428	45,524
Interest and dividends receivable	32,512	35,269
Other real estate owned	106	106
Premises and equipment, net	123,669	107,094
Bank owned life insurance	260,072	265,253
Assets held for sale	4,613	5,782
Goodwill	500,319	500,319
Core deposit intangible	19,558	23,668
Other assets	159,991	208,968
Total assets	$11,829,688	$11,448,313
Liabilities and Stockholders’ Equity
Deposits	$9,774,097	$9,427,616
Securities sold under agreements to repurchase with retail customers	143,292	128,454
Other borrowings	228,887	235,471
Advances by borrowers for taxes and insurance	22,214	17,296
Other liabilities	147,949	155,346
Total liabilities	10,316,439	9,964,183
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both September 30, 2021 and December 31, 2020	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,526,126 and 61,040,894 shares issued at September 30, 2021 and December 31, 2020, respectively; and 59,417,266 and 60,392,043 shares outstanding at September 30, 2021 and December 31, 2020, respectively	611	609
Additional paid-in capital	1,145,448	1,137,715
Retained earnings	430,721	378,268
Accumulated other comprehensive (loss) income	(734)	621
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(6,519)	(7,433)
Treasury stock, 2,108,860 and 648,851 shares at September 30, 2021 and December 31, 2020, respectively	(56,279)	(25,651)
Total stockholders’ equity	1,513,249	1,484,130
Total liabilities and stockholders’ equity	$11,829,688	$11,448,313

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Interest income:
Loans	$78,889	$85,933	$233,845	$264,224
Debt securities	5,040	5,596	16,379	18,577
Equity investments and other	1,491	1,433	3,411	4,245
Total interest income	85,420	92,962	253,635	287,046
Interest expense:
Deposits	5,379	11,370	20,200	37,611
Borrowed funds	2,909	4,804	8,683	14,335
Total interest expense	8,288	16,174	28,883	51,946
Net interest income	77,132	76,788	224,752	235,100
Credit loss (benefit) expense	(3,179)	35,714	(10,259)	55,332
Net interest income after credit loss (benefit) expense	80,311	41,074	235,011	179,768
Other income:
Bankcard services revenue	3,409	3,097	10,052	8,319
Trust and asset management revenue	584	490	1,774	1,560
Fees and service charges	2,973	3,732	10,519	11,858
Net (loss) gain on sales of loans	(15)	1,001	3,180	1,930
Net (loss) gain on equity investments	(466)	(3,576)	8,397	(3,273)
Net (loss) gain from other real estate operations	(3)	214	(12)	12
Income from bank owned life insurance	1,640	1,530	4,771	4,626
Commercial loan swap income	1,588	1,425	2,772	7,964
Other	173	266	1,068	310
Total other income	9,883	8,179	42,521	33,306
Operating expenses:
Compensation and employee benefits	30,730	29,012	89,008	86,832
Occupancy	5,005	5,270	15,380	15,814
Equipment	1,124	1,906	4,008	5,831
Marketing	496	963	1,555	2,485
Federal deposit insurance and regulatory assessments	1,459	1,212	4,422	3,012
Data processing	5,363	4,517	13,796	12,843
Check card processing	1,337	1,385	4,012	3,951
Professional fees	3,089	3,354	8,317	8,339
Other operating expense	4,477	3,644	11,315	11,784
Federal Home Loan Bank (“FHLB”) prepayment fees	—	—	—	924
Amortization of core deposit intangible	1,354	1,538	4,110	4,660
Branch consolidation expense	4,014	830	5,051	4,287
Merger related expenses	225	3,156	1,052	14,753
Total operating expenses	58,673	56,787	162,026	175,515
Income (loss) before provision (benefit) for income taxes	31,521	(7,534)	115,506	37,559
Provision (benefit) for income taxes	7,354	(2,608)	28,087	7,314
Net income (loss)	24,167	(4,926)	87,419	30,245
Dividends on preferred shares	1,004	1,093	3,012	1,093
Net income (loss) available to common stockholders	$23,163	$(6,019)	$84,407	$29,152
Basic earnings (loss) per share	$0.40	$(0.10)	$1.42	$0.49
Diluted earnings (loss) per share	$0.39	$(0.10)	$1.41	$0.49
Average basic shares outstanding	59,311	59,935	59,619	59,901
Average diluted shares outstanding	59,515	59,935	59,862	60,076
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income (loss)	$24,167	$(4,926)	$87,419	$30,245
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities (net of tax benefit of $232 and $446 in 2021 and net of tax benefit of $105 and net of tax expense of $604 in 2020, respectively)	(855)	(461)	(1,658)	1,644
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $66 and $209 in 2021 and $75 and $235 in 2020, respectively)	95	108	303	336
Reclassification adjustment for gains included in net income (net of tax expense of $45 and $45 in 2020)	—	168	—	168
Total other comprehensive (loss) income	(760)	(185)	(1,355)	2,148
Total comprehensive income (loss)	23,407	(5,111)	86,064	32,393
Less: Dividends on preferred shares	1,004	1,093	3,012	1,093
Comprehensive income (loss) available to common stockholders	$22,403	$(6,204)	$83,052	$31,300
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2021 and 2020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at June 30, 2020	$1	$609	$1,135,839	$372,552	$1,125	$(8,041)	$(25,651)	$1,476,434
Net loss	—	—	—	(4,926)	—	—	—	(4,926)
Other comprehensive income, net of tax	—	—	—	—	(185)	—	—	(185)
Stock compensation	—	—	1,250	—	—	—	—	1,250
Allocation of ESOP stock	—	—	(46)	—	—	304	—	258
Cash dividend $0.17 per share	—	—	—	(10,136)	—	—	—	(10,136)
Exercise of stock options	—	—	296	—	—	—	—	296
Issuance of preferred equity, net of costs	—	—	(184)	—	—	—	—	(184)
Preferred stock dividend	—	—	—	(1,093)	—	—	—	(1,093)
Balance at September 30, 2020	$1	$609	$1,137,155	$356,397	$940	$(7,737)	$(25,651)	$1,461,714

Balance at June 30, 2021	$1	$611	$1,143,907	$417,658	$26	$(6,824)	$(46,590)	$1,508,789
Net income	—	—	—	24,167	—	—	—	24,167
Other comprehensive loss, net of tax	—	—	—	—	(760)	—	—	(760)
Stock compensation	—	—	1,505	—	—	—	—	1,505
Allocation of ESOP stock	—	—	31	—	—	305	—	336
Cash dividend $0.17 per share	—	—	—	(10,100)	—	—	—	(10,100)
Exercise of stock options	—	—	5	—	—	—	—	5
Repurchase 460,009 shares of common stock	—	—	—	—	—	—	(9,689)	(9,689)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	(1,004)
Balance at September 30, 2021	$1	$611	$1,145,448	$430,721	$(734)	$(6,519)	$(56,279)	$1,513,249
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$1,153,119
Net income	—	—	—	30,245	—	—	—	30,245
Other comprehensive income, net of tax	—	—	—	—	2,148	—	—	2,148
Stock compensation	—	2	3,727	—	—	—	—	3,729
Effect of adopting Accounting Standards Update(“ASU”) No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	(45)	—	—	911	—	866
Cash dividend $0.51 per share	—	—	—	(30,630)	—	—	—	(30,630)
Exercise of stock options	—	2	1,961	(789)	—	—	—	1,174
Repurchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Issuance of preferred equity, net of costs	1	—	55,528	—	—	—	—	55,529
Preferred stock dividend	—	—	—	(1,093)	—	—	—	(1,093)
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holding Company, Inc.	—	44	112,792	—	—	—	—	112,836
Balance at September 30, 2020	$1	$609	$1,137,155	$356,397	$940	$(7,737)	$(25,651)	$1,461,714

Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$1,484,130
Net income	—	—	—	87,419	—	—	—	87,419
Other comprehensive loss, net of tax	—	—	—	—	(1,355)	—	—	(1,355)
Stock compensation	—	—	4,231	—	—	—	—	4,231
Allocation of ESOP stock	—	—	142	—	—	914	—	1,056
Cash dividend $0.51 per share	—	—	—	(30,425)	—	—	—	(30,425)
Exercise of stock options	—	2	3,360	(1,529)	—	—	—	1,833
Repurchase 1,460,009 shares of common stock	—	—	—	—	—	—	(30,628)	(30,628)
Preferred stock dividend	—	—	—	(3,012)	—	—	—	(3,012)
Balance at September 30, 2021	$1	$611	$1,145,448	$430,721	$(734)	$(6,519)	$(56,279)	$1,513,249
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$87,419	$30,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,150	6,291
Allocation of ESOP stock	1,056	866
Stock compensation	4,231	3,729
Net excess tax expense on stock compensation	93	123
Amortization of servicing asset	60	65
Net premium amortization in excess of discount accretion on securities	5,719	2,126
Net amortization of deferred costs on borrowings	688	355
Amortization of core deposit intangible	4,110	4,660
Net accretion of purchase accounting adjustments	(10,720)	(15,802)
Net amortization of deferred costs and discounts on loans	606	1,135
(Benefit) provision for credit losses	(10,259)	55,332
Net gain on sale and write-down of other real estate owned	—	(101)
Net write down of fixed assets held-for-sale to net realizable value	3,114	4,193
Net loss on sale of fixed assets	11	6
Net (gain) loss on equity securities	(8,397)	3,220
Net gain on sales of loans	(3,180)	(1,930)
Proceeds from sales of residential loans held for sale	101,992	113,708
Mortgage loans originated for sale	(53,935)	(134,907)
Increase in value of bank owned life insurance	(4,771)	(4,626)
Net gain on sale of assets held for sale	(318)	—
Decrease (increase) in interest and dividends receivable	2,757	(14,836)
Deferred tax provision	570	99
Decrease in other assets	29,366	2,301
(Decrease) increase in other liabilities	(37,311)	71,285
Total adjustments	31,632	97,292
Net cash provided by operating activities	119,051	127,537
Cash flows from investing activities:
Net increase in loans receivable	(203,104)	(654,461)
Proceeds from sale of loans	825	71,604
Purchase of residential loan pool	(219,745)	—
Premiums paid on purchased loan pool	(6,318)	—
Purchase of debt securities available-for-sale	(200,034)	(57,487)
Purchase of debt securities held-to-maturity	(381,032)	(79,115)
Purchase of equity investments	(85,077)	(53,726)
Proceeds from sale of equity investments	98,776	891
Proceeds from maturities and calls of debt securities available-for-sale	93,835	41,101
Proceeds from maturities and calls of debt securities held-to-maturity	22,125	41,583
Proceeds from sales of debt securities available-for-sale	—	5,869
Principal repayments on debt securities available-for-sale	114	256
Principal repayments on debt securities held-to-maturity	168,059	128,683
Proceeds from bank owned life insurance	9,952	310
Proceeds from the redemption of restricted equity investments	1,110	62,354
Purchases of restricted equity investments	(2,069)	(59,489)
Proceeds from sales of other real estate owned	—	713
Proceeds from sales of assets held-for-sale	2,601	—
Purchases of premises and equipment	(26,493)	(9,014)
Net cash consideration received for acquisition	—	23,460
Net cash used in investing activities	(726,475)	(536,468)

Continued
OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$347,672	$1,362,996
Increase (decrease) in short-term borrowings	14,838	(211,649)
Proceeds from FHLB advances	—	525,000
Repayments of FHLB advances	—	(496,200)
Proceeds from Federal Reserve Bank advances	—	3,778
Net proceeds from issuance of subordinated notes	—	122,180
Repayments of other borrowings	(7,585)	(80)
Increase in advances by borrowers for taxes and insurance	4,918	5
Exercise of stock options	1,833	1,174
Payment of employee taxes withheld from stock awards	(1,176)	(2,084)
Purchase of treasury stock	(30,628)	(14,814)
Net proceeds from the issuance of preferred stock	—	55,529
Dividends paid	(33,437)	(31,723)
Net cash provided by financing activities	296,435	1,314,112
Net (decrease) increase in cash and due from banks and restricted cash	(310,989)	905,181
Cash and due from banks and restricted cash at beginning of period	1,318,661	133,226
Cash and due from banks and restricted cash at end of period	$1,007,672	$1,038,407
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$1,272,134	$120,544
Restricted cash at beginning of period	46,527	12,682
Cash and due from banks and restricted cash at beginning of period	$1,318,661	$133,226
Cash and due from banks at end of period	$981,126	$980,870
Restricted cash at end of period	26,546	57,537
Cash and due from banks and restricted cash at end of period	$1,007,672	$1,038,407
Cash paid during the period for:
Interest	$28,009	$51,494
Income taxes	38,707	5,232
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	512	570
Net loan (recoveries) charge-offs	(442)	15,917
Transfer of loans receivable to loans held-for-sale	12,781	365,634
Transfer of premises and equipment to assets held-for-sale	1,476	4,043
Transfer of loans receivable to other real estate owned	—	106

Acquisition:
Non-cash assets acquired:
Securities	$—	$208,880
Restricted equity investments	—	5,334
Loans	—	1,558,480
Premises and equipment	—	9,744
Accrued interest receivable	—	4,161
Bank owned life insurance	—	22,440
Deferred tax assets, net	—	(509)
Other assets	—	10,073
Goodwill and other intangible assets, net	—	140,031
Total non-cash assets acquired	$—	$1,958,634
Liabilities assumed:
Deposits	$—	$1,594,403
Borrowings	—	92,618
Other liabilities	—	33,628
Total liabilities assumed	$—	$1,720,649
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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the full year 2021 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Earnings (Loss) per Share
The following reconciles shares outstanding for basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding	59,722	60,363	60,050	60,349
Less: Unallocated ESOP shares	(353)	(418)	(369)	(435)
Unallocated incentive award shares	(58)	(10)	(62)	(13)
Average basic shares outstanding	59,311	59,935	59,619	59,901
Add: Effect of dilutive securities:
Incentive awards	204	—	243	175
Average diluted shares outstanding	59,515	59,935	59,862	60,076
For the three and nine months ended September 30, 2021, antidilutive stock options of 1,573,000 and 1,566,000, respectively, were excluded from the earnings (loss) per share calculations. For the three and nine months ended September 30, 2020, antidilutive stock options of 2,251,000 and 2,067,000, respectively, were excluded from the earnings (loss) per share calculations. For the three months ended September 30, 2020, 87,000 shares related to incentive awards were excluded from the diluted earnings (loss) per share calculation as they were antidilutive.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At September 30, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$133,088	$1,653	$(136)	$134,605	$—
Corporate debt securities	5,000	52	(3)	5,049	—
Collateralized loan obligations (“CLOs”)	145,792	8	(380)	145,420	—
Mortgage-backed securities - FNMA	12,648	1	—	12,649	—
Mortgage-backed securities - agency commercial	17,047	—	(150)	16,897	—
Total debt securities available-for-sale	$313,575	$1,714	$(669)	$314,620	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$292,226	$8,379	$(630)	$299,975	$(86)
Corporate debt securities	70,343	1,828	(1,273)	70,898	(1,309)
Mortgage-backed securities:
FHLMC	359,449	3,568	(2,881)	360,136	—
FNMA	326,877	4,887	(1,964)	329,800	—
GNMA	44,010	1,056	(34)	45,032	—
SBA	4,654	12	(43)	4,623	—
Other	32,160	760	(3)	32,917	(108)
Total mortgage-backed securities	767,150	10,283	(4,925)	772,508	(108)
Total debt securities held-to-maturity	$1,129,719	$20,490	$(6,828)	$1,143,381	$(1,503)
Total debt securities	$1,443,294	$22,204	$(7,497)	$1,458,001	$(1,503)
At December 31, 2020
Debt securities available-for-sale:
U.S. government and agency obligations	$173,790	$3,152	$(2)	$176,940	$—
CLOs	6,174	—	(4)	6,170	—
Mortgage-backed securities - FNMA	190	2	—	192	—
Total debt securities available-for-sale	$180,154	$3,154	$(6)	$183,302	$—
Debt securities held-to-maturity:
State and municipal obligations	$238,405	$11,500	$(231)	$249,674	$(48)
Corporate debt securities	72,305	1,615	(2,652)	71,268	(1,550)
Mortgage-backed securities:
FHLMC	232,942	5,383	(124)	238,201	—
FNMA	293,615	7,640	(147)	301,108	—
GNMA	67,334	2,014	(12)	69,336	—
SBA	5,392	—	(60)	5,332	—
Other	32,321	1,226	—	33,547	(117)
Total mortgage-backed securities	631,604	16,263	(343)	647,524	(117)
Total debt securities held-to-maturity	$942,314	$29,378	$(3,226)	$968,466	$(1,715)
Total debt securities	$1,122,468	$32,532	$(3,232)	$1,151,768	$(1,715)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

There was no allowance for securities credit losses on debt securities available-for-sale at September 30, 2021 or December 31, 2020.
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for credit losses
Beginning balance	$(1,609)	$(2,446)	$(1,715)	$—
Impact of current expected credit loss (“CECL”) adoption	—	—	—	(1,268)
Provision for credit loss expense	106	53	212	(1,125)
Total ending allowance balance	$(1,503)	$(2,393)	$(1,503)	$(2,393)

During 2013, the Bank transferred $536.0 million of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $13.3 million at the time of transfer, which continues to be reflected in accumulated other comprehensive income on the consolidated statement of financial condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30,	December 31,
	2021	2020
Amortized cost	$1,129,719	$942,314
Net loss on date of transfer from available-for-sale	(13,347)	(13,347)
Allowance for securities credit loss	(1,503)	(1,715)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,513	10,001
Carrying value	$1,125,382	$937,253
There were no realized gains or losses on debt securities for the three and nine months ended September 30, 2021, as compared to $244,000 of realized gains on debt securities for the corresponding prior year periods.
The amortized cost and estimated fair value of debt securities at September 30, 2021 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2021, corporate debt securities with an amortized cost of $29.4 million, and estimated fair value of $31.0 million, and CLOs with an amortized cost of $145.8 million and estimated fair value of $145.4 million were callable prior to the maturity date.

September 30, 2021	Amortized Cost	Estimated Fair Value
Less than one year	$90,596	$91,346
Due after one year through five years	154,228	157,403
Due after five years through ten years	222,930	222,072
Due after ten years	178,695	185,126
	$646,449	$655,947
Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $993.0 million and $435.9 million at September 30, 2021 and December 31, 2020, respectively, which includes $150.7 million and $152.7 million at September 30, 2021 and December 31, 2020, respectively, pledged as collateral for securities sold under agreements to repurchase.
At September 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and government-sponsored enterprises, in an amount greater than 10% of stockholders’ equity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At September 30, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$25,911	$(136)	$—	$—	$25,911	$(136)
Corporate debt securities	997	(3)	—	—	997	(3)
Mortgage-backed securities	11,555	(150)	—	—	11,555	(150)
CLOs	117,477	(380)	—	—	117,477	(380)
Total debt securities available-for-sale	155,940	(669)	—	—	155,940	(669)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	64,303	(608)	911	(22)	65,214	(630)
Corporate debt securities	39,573	(1,273)	—	—	39,573	(1,273)
Mortgage-backed securities:
FHLMC	242,215	(2,823)	4,102	(58)	246,317	(2,881)
FNMA	171,450	(1,776)	8,647	(188)	180,097	(1,964)
GNMA	458	(3)	4,867	(31)	5,325	(34)
SBA	1,602	(41)	969	(2)	2,571	(43)
Other	4,484	(3)	—	—	4,484	(3)
Total mortgage-backed securities	420,209	(4,646)	18,585	(279)	438,794	(4,925)
Total debt securities held-to-maturity	524,085	(6,527)	19,496	(301)	543,581	(6,828)
Total debt securities	$680,025	$(7,196)	$19,496	$(301)	$699,521	$(7,497)
At December 31, 2020
Debt securities available-for-sale:
U.S. government and agency obligations	$17,029	$(2)	$—	$—	$17,029	$(2)
CLOs	4,766	(4)	—	—	4,766	(4)
Total debt securities available-for-sale	21,795	(6)	—	—	21,795	(6)
Debt securities held-to-maturity:
State and municipal obligations	2,823	(23)	7,509	(208)	10,332	(231)
Corporate debt securities	10,192	(255)	35,935	(2,397)	46,127	(2,652)
Mortgage-backed securities:
FHLMC	24,661	(117)	669	(7)	25,330	(124)
FNMA	39,365	(128)	939	(19)	40,304	(147)
GNMA	5,856	(11)	207	(1)	6,063	(12)
SBA	3,626	(12)	1,706	(48)	5,332	(60)
Total mortgage-backed securities	73,508	(268)	3,521	(75)	77,029	(343)
Total debt securities held-to-maturity	86,523	(546)	46,965	(2,680)	133,488	(3,226)
Total debt securities	$108,318	$(552)	$46,965	$(2,680)	$155,283	$(3,232)

The Company concluded that the corporate debt securities were not impaired ~~a~~t September 30, 2021 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these corporate debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The mortgage-backed securities are issued and guaranteed by either FHLMC, FNMA, GNMA or the SBA, corporations which are chartered by the United States Government and whose debt obligations are rated AA+/Aaa by S&P and Moody’s,

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

respectively. Additionally, there are private label commercial mortgage-backed securities with credit ratings ranging between Aaa and Aa3. The Company considers the unrealized losses to be the result of changes in interest rates, and not credit quality, which over time can have both a positive and negative impact on the estimated fair value of the mortgage-backed securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost. As a result, the Company concluded that these securities were not impaired at September 30, 2021.
State, municipal, and sovereign debt obligations are securities issued by state, local and national governments for various purposes. The Company is not aware of any information subsequent to the purchase of any state, municipal, and sovereign debt obligations that indicates an inability on the part of an issuer to meet all of its financial commitments. The credit rating of these securities is between Aaa/AAA and Baa2/BBB. The Company has the ability and stated intention to hold these securities to maturity at which time the Company expects to receive full repayment. Current unrealized losses are considered to be the result of changes in interest rates which over time can have both a positive and negative impact on the estimated fair value of the securities. As a result, the Company concluded that these securities were not impaired as of September 30, 2021.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. The following table summarized the amortized cost of debt securities held-to-maturity at September 30, 2021, aggregated by credit quality indicator (in thousands):

	AAA	AA	A	BBB	BB	Total
As of September 30, 2021
State, municipal and sovereign debt obligations	$31,053	$145,704	$85,435	$30,034	$—	$292,226
Corporate debt securities	—	7,534	4,748	47,538	10,523	70,343
Mortgage-backed securities - other	11,093	21,067	—	—	—	32,160
Total debt securities held-to-maturity	$42,146	$174,305	$90,183	$77,572	$10,523	$394,729
Equity Investments
At September 30, 2021 and December 31, 2020, the Company held equity investments of $101.3 million and $107.1 million, respectively. The equity investments primarily comprised of select financial services institutions’ common and preferred stocks paying attractive dividends.
The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2021 and September 30, 2020 are shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) gain on equity investments	$(466)	$(3,576)	$8,397	$(3,273)
Less: Net gains (losses) recognized on equity securities sold	—	—	8,123	(53)
Unrealized (loss) gain recognized on equity securities still held	$(466)	$(3,576)	$274	$(3,220)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Commercial:
Commercial and industrial (1)	$457,674	$470,656
Commercial real estate – owner occupied	1,123,973	1,145,065
Commercial real estate – investor	3,922,983	3,491,464
Total commercial	5,504,630	5,107,185
Consumer:
Residential real estate	2,401,240	2,309,459
Home equity loans and lines and other consumer	275,962	339,462
Total consumer	2,677,202	2,648,921
Total loans receivable	8,181,832	7,756,106
Deferred origination costs, net	8,282	9,486
Allowance for loan credit losses	(50,153)	(60,735)
Total loans receivable, net	$8,139,961	$7,704,857
(1) The commercial and industrial loans balance at September 30, 2021 and December 31, 2020 includes Paycheck Protection Program (“PPP”) loans of $52.5 million and $95.4 million, respectively.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Total
September 30, 2021
Commercial and industrial
Pass	$67,130	$25,950	$27,728	$17,799	$10,361	$74,014	$220,570	$443,552
Special Mention	—	72	240	438	96	601	2,797	4,244
Substandard	—	603	2,542	838	52	978	4,865	9,878
Total commercial and industrial	67,130	26,625	30,510	19,075	10,509	75,593	228,232	457,674
Commercial real estate - owner occupied
Pass	84,621	74,192	126,131	124,268	112,848	496,831	13,056	1,031,947
Special Mention	—	—	2,958	4,010	696	15,761	203	23,628
Substandard	—	3,446	12,600	8,416	5,707	37,174	1,055	68,398
Total commercial real estate - owner occupied	84,621	77,638	141,689	136,694	119,251	549,766	14,314	1,123,973
Commercial real estate - investor
Pass	878,697	624,794	535,828	274,668	382,965	844,970	237,610	3,779,532
Special Mention	—	—	23,822	9,409	5,223	29,565	—	68,019
Substandard	—	4,289	29,124	685	8,656	29,510	3,168	75,432
Total commercial real estate - investor	878,697	629,083	588,774	284,762	396,844	904,045	240,778	3,922,983
Residential real estate (1)
Pass	648,364	509,408	317,460	145,652	119,991	655,803	—	2,396,678
Special Mention	—	801	145	—	—	1,481	—	2,427
Substandard	—	—	—	—	221	1,914	—	2,135
Total residential real estate	648,364	510,209	317,605	145,652	120,212	659,198	—	2,401,240
Consumer (1)
Pass	20,208	21,016	18,985	58,392	18,930	135,436	—	272,967
Special Mention	—	—	—	—	—	369	—	369
Substandard	—	—	—	18	—	2,608	—	2,626
Total consumer	20,208	21,016	18,985	58,410	18,930	138,413	—	275,962
Total loans	$1,699,020	$1,264,571	$1,097,563	$644,593	$665,746	$2,327,015	$483,324	$8,181,832
(1)For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2020	2019	2018	2017	2016	2015 and prior	Revolving lines of credit	Total
December 31, 2020
Commercial and industrial
Pass	$137,262	$40,737	$27,967	$18,845	$33,568	$59,339	$134,140	$451,858
Special Mention	150	583	826	1,422	907	118	1,429	5,435
Substandard	581	1,284	1,243	809	439	1,706	7,301	13,363
Total commercial and industrial	137,993	42,604	30,036	21,076	34,914	61,163	142,870	470,656
Commercial real estate - owner occupied
Pass	96,888	114,506	122,962	124,050	104,264	428,423	18,932	1,010,025
Special Mention	—	3,512	8,240	1,023	17,115	17,811	439	48,140
Substandard	—	34,670	9,001	3,404	3,677	35,509	639	86,900
Total commercial real estate - owner occupied	96,888	152,688	140,203	128,477	125,056	481,743	20,010	1,145,065
Commercial real estate - investor
Pass	635,930	628,435	317,104	426,268	281,876	812,062	194,913	3,296,588
Special Mention	—	15,979	17,113	15,225	4,234	55,872	149	108,572
Substandard	4,311	9,217	1,931	17,222	11,474	36,326	5,823	86,304
Total commercial real estate - investor	640,241	653,631	336,148	458,715	297,584	904,260	200,885	3,491,464
Residential real estate (1)
Pass	595,982	437,593	226,435	166,773	146,237	729,037	—	2,302,057
Special Mention	—	532	—	—	446	2,186	—	3,164
Substandard	570	—	1,489	221	—	1,958	—	4,238
Total residential real estate	596,552	438,125	227,924	166,994	146,683	733,181	—	2,309,459
Consumer (1)
Pass	24,954	26,659	83,296	25,469	16,565	156,276	2,145	335,364
Special Mention	—	—	—	—	150	382	—	532
Substandard	—	—	—	—	—	3,566	—	3,566
Total consumer	24,954	26,659	83,296	25,469	16,715	160,224	2,145	339,462
Total loans	$1,496,628	$1,313,707	$817,607	$800,731	$620,952	$2,340,571	$365,910	$7,756,106
(1) For residential real estate and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate – Owner Occupied	Commercial Real Estate – Investor	Residential Real Estate	Consumer	Unallocated	Total
For the three months ended September 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$4,404	$6,350	$33,037	$8,818	$1,267	$—	$53,876
Credit loss expense (benefit)	1,962	515	(9,902)	3,081	235	—	(4,109)
Charge-offs	(50)	(64)	—	(12)	(37)	—	(163)
Recoveries	50	26	5	292	176	—	549
Balance at end of period	$6,366	$6,827	$23,140	$12,179	$1,641	$—	$50,153
For the three months ended September 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$4,979	$2,765	$8,860	$17,685	$4,220	$—	$38,509
Credit loss (benefit) expense	(106)	5,166	30,131	(1,891)	(464)	—	32,836
Charge-offs	(575)	(2,252)	(12,037)	(6)	(541)	—	(15,411)
Recoveries	29	2	32	320	33	—	416
Balance at end of period	$4,327	$5,681	$26,986	$16,108	$3,248	$—	$56,350
For the nine months ended September 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$5,390	$15,054	$26,703	$11,818	$1,770	$—	$60,735
Credit loss expense (benefit)	958	(8,225)	(3,336)	284	(705)	—	(11,024)
Charge-offs	(83)	(64)	(345)	(254)	(193)	—	(939)
Recoveries	101	62	118	331	769	—	1,381
Balance at end of period	$6,366	$6,827	$23,140	$12,179	$1,641	$—	$50,153
For the nine months ended September 30, 2020
Allowance for credit losses on loans
Balance at beginning of period	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Credit loss (benefit) expense	(275)	6,120	34,208	10,749	(727)	—	50,075
Initial allowance for credit losses on purchased with credit deterioration (“PCD”) loans	1,221	26	260	109	1,023	—	2,639
Charge-offs	(575)	(2,253)	(12,062)	(1,351)	(723)	—	(16,964)
Recoveries	82	4	92	766	103	—	1,047
Balance at end of period	$4,327	$5,681	$26,986	$16,108	$3,248	$—	$56,350
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2021 and December 31, 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $416,000 and $1.9 million, respectively, commercial real estate - owner occupied of $12.5 million and $13.8 million, respectively, and commercial real estate - investor of $8.5 million and $18.3 million, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $669,000 and $1.4 million at September 30, 2021 and December 31, 2020, respectively. At both September 30, 2021 and December 31, 2020, the amount of foreclosed residential real estate property held by the Company was $106,000.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Commercial and industrial	$418	$1,908
Commercial real estate – owner occupied	12,524	13,751
Commercial real estate – investor	8,506	18,287
Residential real estate	5,505	8,671
Consumer	3,351	4,246
	$30,304	$46,863

At September 30, 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2021 and December 31, 2020, there were no loans that were 90 days or greater past due and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2021
Commercial and industrial	$1,797	$—	$354	$2,151	$455,523	$457,674
Commercial real estate – owner occupied	515	—	6,992	7,507	1,116,466	1,123,973
Commercial real estate – investor	1,074	95	1,663	2,832	3,920,151	3,922,983
Residential real estate	308	2,427	2,136	4,871	2,396,369	2,401,240
Consumer	1,255	369	2,626	4,250	271,712	275,962
	$4,949	$2,891	$13,771	$21,611	$8,160,221	$8,181,832
December 31, 2020
Commercial and industrial	$3,050	$628	$327	$4,005	$466,651	$470,656
Commercial real estate – owner occupied	1,015	—	7,871	8,886	1,136,179	1,145,065
Commercial real estate – investor	8,897	3,233	11,122	23,252	3,468,212	3,491,464
Residential real estate	15,156	3,164	4,238	22,558	2,286,901	2,309,459
Consumer	978	533	3,568	5,079	334,383	339,462
	$29,096	$7,558	$27,126	$63,780	$7,692,326	$7,756,106
The Company classifies certain loans as troubled debt restructured (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At September 30, 2021 and December 31, 2020, TDR loans totaled $19.6 million and $17.5 million, respectively. Included in the non-accrual loan total at September 30, 2021 and December 31, 2020 were $10.0 million and $5.5 million, respectively, of TDR loans. At September 30, 2021 and December 31, 2020, the Company had no specific reserves allocated to loans that are classified as TDR loans. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has loans classified as accruing loans which totaled $9.6 million and $12.0 million at September 30, 2021 and December 31, 2020, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about TDR loans which occurred during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2021
Troubled debt restructurings:
Commercial real estate - owner occupied	1	$93	$110
Three months ended September 30, 2020
Troubled debt restructurings:
Commercial real estate – investor	1	$928	$993
Residential real estate	1	418	418
Consumer	1	16	16
Nine months ended September 30, 2021
Troubled debt restructurings:
Commercial real estate - owner occupied	1	$93	$110
Commercial real estate – investor	1	4,903	4,903
Residential real estate	3	244	336
Consumer	2	26	33
Nine months ended September 30, 2020
Troubled debt restructurings:
Commercial real estate - owner occupied	1	$1,112	$1,143
Commercial real estate – investor	1	928	993
Residential real estate	5	849	865
Consumer	5	175	193
There were no TDR loans that defaulted during the three months ended September 30, 2021 which were modified within the preceding year. There was one TDR commercial real estate - investor loan for $923,000 that defaulted during the nine months ended September 30, 2021 which was modified within the preceding year and the loan is now current. There were no TDR loans that defaulted during the three and nine months ended September 30, 2020 which were modified within the preceding year.
In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act, extended by the CRRSA Act, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either December 31, 2019 or the date of the modification, these loans are not considered TDR loans at September 30, 2021 and will not be reported as past due during the deferral period.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at September 30, 2021 and December 31, 2020 were as follows (in thousands):

Type of Account	September 30,	December 31,
	2021	2020
Non-interest-bearing	$2,467,952	$2,133,195
Interest-bearing checking	4,013,565	3,646,866
Money market deposit	816,691	783,521
Savings	1,620,447	1,491,251
Time deposits	855,442	1,372,783
Total deposits	$9,774,097	$9,427,616
Included in time deposits at September 30, 2021 and December 31, 2020 was $137.7 million and $409.5 million, respectively, in deposits of $250,000 or more.

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
Equity Investments
Equity investments with readily determinable fair value are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1) or using inputs other than quoted prices that are based on market observable information (Level 2). Fair value for certain securities, including convertible preferred stock, was determined using broker or dealer quotes with limited levels of activity and price transparency (Level 3). Equity securities without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest Rate Derivatives
The Company’s interest rate swaps and cap contracts are reported at fair value utilizing discounted cash flow models provided by an independent, third-party and observable market data (Level 2). When entering into an interest rate swap or cap contract, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of the contract counterparty.
Other Real Estate Owned and Loans Individually Measured for Impairment
Other real estate owned and loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals (Level 3).
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$314,620	$—	$314,620	$—
Equity investments	91,191	13,658	75,177	2,356
Interest rate derivative asset	27,503	—	27,503	—
Interest rate derivative liability	(27,589)	—	(27,589)	—
Items measured on a non-recurring basis:
Equity investments	10,123	—	—	10,123
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	22,114	—	—	22,114
December 31, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$183,302	$—	$183,302	$—
Equity investments	107,079	104,539	—	2,540
Interest rate derivative asset	45,289	—	45,289	—
Interest rate derivative liability	(45,429)	—	(45,429)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	35,366	—	—	35,366

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table reconciles, for the three and nine months ended September 30, 2021 and 2020, the beginning and ending balances for equity investments and debt securities available-for-sale that are recognized at fair value on a recurring basis, in the consolidated statements of financial condition, using significant unobservable inputs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Equity Investments	Debt Securities	Equity Investments	Debt Securities
Beginning balance	$2,978	$2,402	$2,540	$25
Total losses included in earnings	(622)	—	(184)	—
Purchases	—	—	—	2,377
Ending balance	$2,356	$2,402	$2,356	$2,402
There were no debt securities in Level 3 for the three and nine months ended September 30, 2021. There were no equity securities in Level 3 for the three and nine months ended September 30, 2020. The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy for the three and nine months ended September 30, 2021 and 2020.

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
Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations, known as Bond Anticipation Notes (“BANs”), as well as certain debt securities where management utilized Level 3 inputs, such as broker or dealer quotes with limited levels of activity and price transparency.
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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of September 30, 2021 and December 31, 2020 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2021
Financial Assets:
Cash and due from banks	$981,126	$981,126	$—	$—
Debt securities held-to-maturity	1,125,382	—	1,125,486	17,895
Restricted equity investments	53,017	—	—	53,017
Loans receivable, net and loans held-for-sale	8,153,389	—	—	8,140,267
Financial Liabilities:
Deposits other than time deposits	8,918,655	—	8,918,655	—
Time deposits	855,442	—	857,767	—
Other borrowings	228,887	—	256,577	—
Securities sold under agreements to repurchase with retail customers	143,292	143,292	—	—
December 31, 2020
Financial Assets:
Cash and due from banks	$1,272,134	$1,272,134	$—	$—
Debt securities held-to-maturity	937,253	—	952,365	16,101
Restricted equity investments	51,705	—	—	51,705
Loans receivable, net and loans held-for-sale	7,750,381	—	—	7,806,743
Financial Liabilities:
Deposits other than time deposits	8,054,833	—	8,054,833	—
Time deposits	1,372,783	—	1,383,173	—
FHLB advances and other borrowings	235,471	—	251,798	—
Securities sold under agreements to repurchase with retail customers	128,454	128,454	—	—
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Customer Derivatives – Interest Rate Swaps and Cap Contracts
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The Company also enters into interest rate cap contracts that enable commercial loan customers to lock in a cap on a variable-rate commercial loan agreement. This feature prevents the loan from repricing to a level that exceeds the cap contract’s specified interest rate, which serves to hedge the risk from rising interest rates. The Company then enters into an offsetting interest rate cap contract with a third party in order to economically hedge its exposure through the customer agreement.
The interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized gains of $14,000 and $55,000 in other income resulting from fair value adjustments for the three and nine months ended September 30, 2021, respectively, as compared to gains of $15,000 and $364,000 in other income resulting from fair value adjustments for the three and nine months ended September 30, 2020, respectively. The notional amount of derivatives not designated as hedging instruments was $925.4 million and $725.9 million at September 30, 2021 and December 31, 2020, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	September 30,	December 31,
	2021	2020
Other assets	$27,503	$45,289
Other liabilities	27,589	45,429
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $26.5 million and $46.5 million at September 30, 2021 and December 31, 2020, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $27.6 million and $45.4 million at September 30, 2021 and December 31, 2020, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The following table represents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		September 30,	December 31,
		2021	2020
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$21,117	$22,555
Finance lease ROU asset	Premises and equipment, net	1,545	1,694
Total lease ROU assets		$22,662	$24,249

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$21,713	$22,990
Finance lease liability	Other borrowings	1,954	2,100
Total lease liabilities		$23,667	$25,090
(1) Operating lease liabilities excludes liabilities for future rent and lease termination payments related to closed branches of $5.3 million and $7.4 million as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30,	December 31,
	2021	2020
Weighted-Average Remaining Lease Term
Operating leases	7.98 years	7.77 years
Finance lease	7.85 years	8.59 years
Weighted-Average Discount Rate
Operating leases	2.94%	3.01%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$1,498	$1,585	$4,459	$4,898
Finance lease expense:
Amortization of ROU assets	50	43	149	124
Interest on lease liabilities(1)	28	27	85	80
Total	$1,576	$1,655	$4,693	$5,102

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,322	$1,756	$4,119	$4,808
Operating cash flows from finance leases	28	27	85	80
Financing cash flows from finance leases	50	47	146	141
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.
The Company previously announced plans to sell two branches, including owned premises and equipment, all deposits associated with the branches and selected performing loans to First Bank which is expected to take place in early December 2021. The Company also announced plans to consolidate 20 deposit gathering locations in late 2021 and early 2022. These plans have resulted in a shortened estimated useful life for premises and equipment and accelerated recognition of lease expenses associated with these branches. The effect on income for the three and nine months ended September 30, 2021 is included in branch consolidation expenses and totaled $3.8 million, which are excluded above.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ending September 30,
2022	$307	$5,382
2023	307	3,782
2024	307	3,231
2025	307	2,927
2026	307	2,162
Thereafter	875	7,423
Total	2,410	24,907
Less: Imputed interest	(456)	(3,194)
Total lease liabilities	$1,954	$21,713

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 10. Subsequent Event

On November 4, 2021, the Company announced the execution of a definitive agreement and plan of merger (the merger agreement) with Partners Bancorp. (“Partners”), a multi-bank holding company operating under the brands of Virginia Partners Bank, Maryland Partners Bank, The Bank of Delmarva, and Liberty Bell Bank. The transaction is subject to receipt of the approval of Partners’ stockholders and required regulatory approval. Subject to receipt of those approvals and fulfillment of other customary closing conditions, the Company expects to close the transaction in the first half of 2022.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 2.5 million shares. The repurchase plan has no expiration date. On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 460,009 share~~s~~ of its common stock during the three month period ended September 30, 2021. At September 30, 2021, there were 3,559,136 shares available for repurchase under the Company’s stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	—	—	—	4,019,145
August 1, 2021 through August 31, 2021	206,288	$21.17	206,288	3,812,857
September 1, 2021 through September 30, 2021	253,721	20.98	253,721	3,559,136
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

(a) On November 2, 2021, the Company and Grace Vallacchi, its Chief Risk Officer, amended and restated the terms of the Executive Employment Agreement and the Executive Change in Control Agreement between them, each dated October 23, 2017. The amendments to the Employment Agreement extended its term by one year, to July 31, 2024, with annual automatic renewals thereafter. The Amendments to the Executive Change in Control Agreement amended the amount payable to her in the event of a change in control to:

an amount equal to the sum of (i) Executive’s Salary and (ii) the greater of the cash incentive payment paid to the Executive for the prior fiscal year or the Target Cash Compensation for the current fiscal year (“Change in Control Payment”). In the event that the Company’s Board in good faith determines that the Change in Control occurred during such time as the Company is at least “adequately capitalized” (within the meaning of 12 U.S.C. § 1831o(b)) then the Change in Control Payment shall be multiplied by a factor of three (3), provided, however, that the total value of the Change in Control Payment (including any insurance benefits provided) shall not exceed three times the sum of the Executive’s Salary and the greater of the cash incentive payment paid to the Executive for the prior fiscal year or the Target Cash Compensation for the current fiscal year.

Other than the above amendments (and certain nonsubstantive updates and technical corrections), the Employment Agreements and Change in Control Agreement remain unchanged. The revised agreements are attached as Exhibits 10.1 and 10.2 to this Quarterly Report, respectively, and are incorporated by reference herein.

(b) Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
10.1	Employment Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Filed here within this document
10.2	Change in Control Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Filed here within this document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 4, 2021	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	November 4, 2021	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer