Form 10-K
period 2021-12-31
OCEANFIRST FINANCIAL CORP
filed 2022-02-28
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $1,211,768,000 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 21, 2022 was 59,244,422.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2021, the Company had consolidated total assets of $11.7 billion and total stockholders’ equity of $1.5 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (the “SEC”). The Bank is primarily subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”). Currently, the Company does not transact any material business other than through the Bank, its subsidiary.
The Company has been the holding company for the Bank since it acquired the stock of the Bank upon the Bank’s conversion from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank in 1996 (the “Conversion”). Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversions on January 31, 2018 did not change the entities which regulate and supervise the Bank and Company. The Bank’s principal business is attracting retail and commercial deposits and investing those deposits primarily in loans, consisting of commercial real estate and other commercial loans, which have become a key focus of the Bank, and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its debt and equity securities. The Bank also receives income from bankcard services, trust and asset management services, deposit account services, gains on sales of loans, gains on equity investments, bank owned life insurance, commercial loan swap income, and other fees. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, maturities of debt securities, Federal Home Loan Bank (“FHLB”) advances, access to the Federal Reserve discount window, other borrowings such as subordinated debt, and to a lesser extent, investment maturities and proceeds from the sale of loans and equity investments.
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
Forward-Looking Statements
In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of plans or strategies is uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, general economic conditions nationally and in local markets, unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, natural disasters and increases to flood insurance premiums, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory/tax changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, disruption due to pandemic or other public health emergencies; a failure in or breach of the Bank’s operational or security systems or infrastructure, including cyberattacks; the failure to maintain current technologies; the inability to successfully implement future information technology enhancements; demand for financial services in the Company’s market area, accounting principles and guidelines, and the Bank’s ability to successfully integrate acquired operations.
Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when

COVID-19 can be fully controlled and abated and, the timing of full inoculation against the virus. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; if legislation or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cybersecurity risks would be increased as the result of an increased use of the Bank’s online banking platform or an increase in the number of employees working remotely; and Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experiences additional resolution costs.
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

Market Area and Competition
The Bank is a regional community bank offering a wide variety of financial services to meet the needs of the communities it serves. At December 31, 2021, the Bank operated its business through its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, an administrative office located in Mount Laurel, New Jersey, 46 additional branch offices, and four deposit production facilities located throughout central and southern New Jersey and the greater metropolitan area of New York City and Philadelphia. The Bank also operated commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.
The Bank is one of the largest and oldest financial institutions in New Jersey, with headquarters approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents central and southern New Jersey, is based on a mixture of service and retail trade; with other employment provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is home to commuters working in and around New York City and Philadelphia and also includes a significant number of vacation and second homes in the communities along the New Jersey shore. In addition, the Bank provides banking services through teams located in the major metropolitan markets of Philadelphia, New York, Baltimore, Washington D.C., and Boston.
The Bank’s future growth opportunities will be influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s other services as a number of well-funded technology-focused companies are innovating in the payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The state of New Jersey, New York City, Philadelphia, Baltimore, Washington D.C., and Boston are attractive markets to many financial institutions. Many of the Bank’s competitors are significantly larger institutions headquartered out-of-market that have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and credit unions. The Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers, and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large bank competitors with teams of local financial experts in each market providing personalized accounts and extraordinary customer service.
Community Involvement
The Bank promotes efforts to enhance the quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are encouraged to help their neighbors in many ways and receive up to eight hours of Bank-paid volunteer time each year. Known as the WaveMakers when helping in the community, employees collectively spend thousands of hours volunteering and serving in leadership roles with local nonprofit organizations, along with participating in other activities that contribute to improving the quality of life for others. The Foundation, established in 1996 during the Company’s initial public offering, has granted over $43.8 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development, and the arts.
Acquisitions
On November 4, 2021, the Company announced the execution of a definitive agreement and plan of merger with Partners Bancorp (“Partners”), a multi-bank holding company operating under the brands of Virginia Partners Bank, Maryland Partners Bank, The Bank of Delmarva, and Liberty Bell Bank. The transaction is subject to receipt of the approval of Partners’ stockholders and required regulatory approvals. Subject to receipt of those approvals and fulfillment of other customary closing conditions, the Company plans to close the transaction in the first half of 2022.
On January 1, 2020, the Company completed its acquisition of Two River Bancorp (“Two River”), which added $1.1 billion to assets, $940.1 million to loans, and $941.8 million to deposits. Two River’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 1, 2020, the Company completed its acquisition of Country Bank Holding Company, Inc. (“Country Bank”), which added $793.7 million to assets, $618.4 million to loans, and $652.7 million to deposits. Country Bank’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 31, 2019, the Company completed its acquisition of Capital Bank of New Jersey (“Capital Bank”), which added $494.4 million to assets, $307.3 million to loans, and $449.0 million to deposits. Capital Bank’s results of operations are included in the consolidated results for the period beginning on February 1, 2019.
These transactions have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey, strengthened its presence in the major metropolitan areas of Philadelphia and New York, grown business lines, expanded its geographic footprint, and improved financial performance. The announced transaction with Partners will supplement the Company’s existing expansion efforts into Baltimore and Washington D.C. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Lending Activities
Loan Portfolio Composition. At December 31, 2021, the Bank had total loans outstanding of $8.62 billion, of which $5.43 billion, or 63.0% of total loans, were commercial real estate, multi-family, and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of: $2.48 billion of residential real estate loans, or 28.8% of total loans; $449.2 million of commercial and industrial loans, or 5.2% of total loans; and $260.8 million of consumer loans, primarily home equity loans and lines of credit, or 3.0% of total loans. At December 31, 2021, the Bank had no loans held-for-sale and 36.7% of the Bank’s total loans had adjustable interest rates.
The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the FRB, and legislative and tax policies.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2021		2020		2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial and industrial	$449,224	5.21%	$470,656	6.03%	$396,434	6.38%
Commercial real estate	5,433,126	63.01	4,636,529	59.43	3,089,063	49.71
Residential real estate	2,479,701	28.76	2,354,983	30.19	2,321,157	37.35
Consumer (1)	260,819	3.02	339,462	4.35	407,998	6.56
Total loans	8,622,870	100.00%	7,801,630	100.00%	6,214,652	100.00%
Deferred origination costs, net	9,332		9,486		9,880
Allowance for loan credit losses	(48,850)		(60,735)		(16,852)
Loans receivable, net	8,583,352		7,750,381		6,207,680
Less:
Loans held for sale	—		45,524		—
Total loans receivable, net	$8,583,352		$7,704,857		$6,207,680
Total loans:
Adjustable rate	$3,162,950	36.68%	$2,991,321	38.34%	$2,107,790	33.92%
Fixed rate	5,459,920	63.32	4,810,309	61.66	4,106,862	66.08
	$8,622,870	100.00%	$7,801,630	100.00%	$6,214,652	100.00%
(1)Consists primarily of home equity loans, home equity lines of credit, student loans, and, to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2021. The table does not include principal prepayments:

	At December 31, 2021
	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total Loans Receivable
	(in thousands)
One year or less	$142,308	$653,007	$5,678	$2,409	$803,402
After one year:
More than one year to five years	238,636	1,959,435	21,190	35,565	2,254,826
More than five years to fifteen years	41,898	2,705,307	349,940	129,458	3,226,603
More than fifteen years	26,382	115,377	2,102,893	93,387	2,338,039
Total due after December 31, 2022	306,916	4,780,119	2,474,023	258,410	7,819,468
Total amount due	$449,224	$5,433,126	$2,479,701	$260,819	8,622,870
Deferred origination costs, net					9,332
Allowance for loan credit losses					(48,850)
Loans receivable, net					$8,583,352
The following table sets forth at December 31, 2021, the dollar amount of total loans receivable, contractually due after December 31, 2022, and whether such loans have fixed interest rates or adjustable interest rates:

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(in thousands)
Commercial and industrial	$139,447	$167,469	$306,916
Commercial real estate	2,458,850	2,321,269	4,780,119
Residential real estate	2,268,017	206,006	2,474,023
Consumer	142,763	115,647	258,410
Total loans receivable	$5,009,077	$2,810,391	$7,819,468
Commercial and Industrial. At December 31, 2021, commercial and industrial (“C&I”) loans totaled $449.2 million, or 5.2% of the Bank’s total loans outstanding. The Bank originates C&I loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable, and inventory financing) primarily in the Bank’s market area. In underwriting C&I loans and credit lines, the Bank reviews and analyzes the financial history and capacity of the borrower, collateral value, strength and character of the principals, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, and fixtures. The Bank generally requires the personal guarantee of the principal borrowers for all C&I loans. Risk of loss on a C&I business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from the ongoing operations of the business. In addition, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Commercial Real Estate. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, or retail facilities. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area. The Bank generally originates commercial real estate loans with terms of up to ten years and amortization schedules up to 30 years with fixed or adjustable rates. Fixed-rate loans typically contain prepayment penalties over an initial term. Additionally, the Bank offers an interest rate swap program that allows commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower’s expertise, credit history, and profitability, among other factors.
At December 31, 2021, the Bank’s total commercial real estate loans outstanding were $5.43 billion, or 63.0% of total loans, as compared to $4.64 billion, or 59.4% of total loans at December 31, 2020. The Bank continues to grow this market segment primarily through the addition of experienced commercial lenders and through expansive commercial lending teams in various New Jersey counties as well as teams in New York City, Philadelphia, Baltimore, Washington D.C., and Boston. Of the total commercial real estate portfolio, 19.4% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property.
The commercial real estate portfolio also includes loans for the construction of commercial properties. In certain cases, these loans are underwritten based upon commercial leases in place prior to funding. In many cases, commercial construction loans are extended to owners that intend to occupy the property for business operations, in which case the loan is based upon the financial capacity of the related business and the owner of the business. At December 31, 2021 and 2020, the Bank had an outstanding balance in commercial construction loans of less than 5% of total exposure.
The Bank originates multi-family mortgage loans and, to a lesser extent, land loans, which are included in commercial real estate. At December 31, 2021 and 2020, the Bank’s multi-family loans were $1.05 billion and $710.2 million, respectively, and land loans were $4.2 million and $8.2 million, respectively.
Consumer: Residential Real Estate. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by the Bank’s commissioned loan representatives and are largely derived from contacts within the local real estate industry, members of the local communities, and the Bank’s existing or past customers. Additionally, for the year ended December 31, 2021, the Bank purchased $302.0 million of loans originated by others.
At December 31, 2021, $2.48 billion, or 28.8% of total loans, were residential real estate loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes, non-owner occupied investment properties and construction loans. The average size of the Bank’s residential real estate loans, excluding purchased loan pools, was approximately $280,000 at December 31, 2021.
The Bank currently offers several ARM loan programs with interest rates that adjust every one, three, five, or ten years. The Bank’s ARM loans generally provide for periodic caps of 2% or 3% and an overall cap of 6% on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The interest rate on these loans is indexed to the applicable three-, five- or ten-year U.S. Treasury constant maturity yield, with a repricing margin which ranges generally from 2.75% to 3.50% above the index. The Bank also offers three-, five-, seven- and ten-year ARM loans which operate as fixed-rate loans for the first three, five, seven, or ten years and then convert to one-year ARM loans for the remainder of the term. The ARM loans are then indexed to a margin of generally 2.75% to 3.50% above the one-year U.S. Treasury constant maturity yield.
Generally, ARM loans pose credit risks different than the risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of ARM loans with an initial fixed period of five years or less must qualify based on the greater of the note rate plus 2% or the fully-indexed rate. Seven- to ten-year ARM loans must qualify based on the note rate. The Bank does not originate ARM loans that can result in negative amortization.
The Bank’s fixed-rate mortgage loans are currently made for terms from ten to 30 years. The Bank generally holds its residential loans for its portfolio, but from time to time may sell a portion of its longer-term, fixed-rate loans after reviewing volume and yield, and after evaluating interest rate risk and capital management considerations. Servicing rights are generally sold as part of the loan sale. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.
The Bank’s policy is to originate residential real estate loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s residential real estate loans, excluding purchased loan pools, was 59% at December 31, 2021 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the CFPB regulations. See Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.

Included in the Bank’s residential real estate loan balance at December 31, 2021 were residential construction loans which totaled $153.5 million. The Bank originates residential construction loans primarily on a construction to permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to residential real estate lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. Risk of loss on a construction loan depends largely upon whether initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Other Consumer: Home Equity Lines and Loans, Student Loans and Other Consumer. At December 31, 2021, the Bank’s other consumer loans totaled $260.8 million, or 3.0% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $108.0 million; home equity lines of credit comprised $120.2 million; and student loans comprised $31.7 million.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from five to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are originated based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2021, these loans totaled $12.1 million, as compared to $17.8 million at December 31, 2020.
Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
Other consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy, and insolvency laws may limit the amount that can be recovered on such loans.
Loan Approval Procedures and Authority. The Loan Committee of the Board of Directors (“Board”) establishes the loan approval policies of the Bank based on total exposure to the individual borrower. The Board has authorized the approval of loans by a minimum of two officers of the Bank or the Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of credit approval authority as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital.
Due to the Bank’s acquisition activity, significant portions of the acquired loan portfolios were underwritten according to the underwriting standards and guidelines of the acquired banks. Acquired loans are evaluated under OceanFirst’s credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed 62% of the outstanding loan balances for the Bank’s commercial real estate and commercial and industrial loans during 2021. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures, property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2021, the Bank was servicing $60.4 million of loans for others.
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
The Bank classifies assets in accordance with its Classification of Assets and Allowance for Credit Losses Policy (“ACL Policy”), which considers certain regulatory guidelines and definitions. As part of this ACL Policy, the Deputy Chief Credit Officer reviews and confirms the criticized and classified commercial loans report on a monthly basis. At December 31, 2021, the Bank had $148.6 million of assets, including all other real estate owned (“OREO”), classified as Substandard. At December 31, 2020, the Bank had $194.5 million of assets, including all OREO, classified as Substandard. Assets which do not currently expose the Bank to sufficient risk to warrant classification but possess potential weaknesses, such as past delinquencies, are designated Special Mention. Special Mention assets totaled $91.6 million at December 31, 2021, as compared to $165.8 million at December 31, 2020. The decrease in Special Mention and Substandard assets were primarily due to the improved economic outlook and greater certainty regarding these borrowers’ ability to service their loans. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Impact of COVID-19.
Non-Performing Loans and OREO. The following table sets forth information regarding non-accrual loans (“non-performing loans”) and OREO, excluding loans purchased with credit deterioration (“PCD”, or, previously, purchased credit impaired) loans. The Bank obtained purchased credit impaired loans as part of its acquisitions of Colonial American Bank (“Colonial American”), Cape Bancorp, Inc. (“Cape”), Ocean Shore Holding Co. (“Ocean Shore”), Sun Bancorp, Inc. (“Sun”), and Capital Bank. These were reclassified as PCD loans as of January 1, 2020. Further, the Bank obtained PCD loans from Two River and Country Bank. PCD loans are accounted for at the purchase price or acquisition date fair value, with an estimate of expected credit losses for groups of PCD loans with similar risk characteristics and individual PCD loans without similar characteristics, to arrive at an initial amortized cost basis. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	At December 31,
	2021	2020	2019
	(dollars in thousands)
Non-performing loans (1)	$18,948	$36,410	$17,849
OREO	106	106	264
Non-performing assets (1)	$19,054	$36,516	$18,113
Allowance for credit losses on loans as a percent of total loans receivable (2)	0.57%	0.78%	0.27%
Allowance for credit losses on loans as a percent of total non-performing loans (1) (2)	257.81	166.81	94.41
Non-performing loans as a percent of total loans receivable (2)	0.22	0.47	0.29
Non-performing assets as a percent of total assets (2)	0.16	0.32	0.22
(1)Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure, and do not include PCD loans. Non-performing assets consist of non-performing loans and OREO.
(2)The loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $18.9 million, $28.0 million, and $30.3 million at December 31, 2021, 2020, and 2019, respectively.
Non-performing loans totaled $18.9 million at December 31, 2021, a decrease of $17.5 million as compared to December 31, 2020, primarily due to loans that returned to accrual status and partly due to loans that were paid off. Non-performing loans at December 31, 2021 and 2020 do not include PCD loans acquired from prior bank acquisitions of $41.8 million and $48.5 million, respectively. The Company’s OREO totaled $106,000 at both December 31, 2021, and December 31, 2020.

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
The Company estimates the loan ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the loan ACL. A description of the methodology used in establishing the ACL is set forth in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Allowance for Credit Losses.
As of December 31, 2021 and 2020, the Bank’s loan ACL as a percentage of total loans were 0.57% and 0.78%, respectively. The net unamortized credit and PCD marks on all acquired loans, not reflected in the allowance, was $18.9 million and $28.0 million at December 31, 2021 and 2020, respectively. The loan ACL as a percent of total non-performing loans was 257.81% at December 31, 2021, an increase from 166.81% in the prior year. The Bank will continue to monitor its allowance for loan credit losses as conditions dictate.
The following table sets forth activity in the Bank’s loan ACL, or allowance for loan losses, as appropriate, for the periods set forth in the table:

	At or for the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Balance at beginning of year	$60,735	$16,852	$16,577
Charge-offs:
Commercial and industrial	154	890	—
Commercial real estate	410	14,850	899
Residential real estate	254	3,200	1,299
Other consumer	213	1,244	606
Total charge-offs	1,031	20,184	2,804
Recoveries	1,492	1,325	1,443
Net (recoveries) charge-offs	(461)	18,859	1,361
Credit loss (benefit) expense	(12,346)	57,402	1,636
Impact of CECL adoption	—	2,701	—
Initial allowance for credit losses on PCD loans	—	2,639	—
Balance at end of year	$48,850	$60,735	$16,852

The following table sets forth the net charge-offs/recoveries and the percent of net charge-offs/recoveries by loan category to average net loans outstanding for the periods indicated (dollars in thousands):

	At or for the Year Ended December 31,
	2021		2020		2019
	Net (Recoveries) Charge-offs	Ratio of Net (Recoveries) Charge-offs to Average Loans	Net Charge-offs	Ratio of Net Charge-offs to Average Loans	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans
Net (recoveries) charge-offs:
Commercial and industrial	$30	—%	$744	0.01%	$(160)	—%
Commercial real estate	205	—	14,743	0.18	(144)	—
Residential real estate	(98)	—	2,317	0.03	1,203	0.02
Other consumer	(598)	(0.01)	1,055	0.01	462	0.01
Total net (recoveries) charge-offs	(461)	(0.01)%	18,859	0.23%	1,361	0.02%
Average net loans outstanding during the year	$7,921,611		$8,122,631		$5,973,015
The increase in net recoveries for the year ended December 31, 2021 was primarily due to improved credit quality and successful recovery of previously charged-off balances. The increase in net charge-offs for the year ended December 31, 2020 was primarily due to charge-offs of $14.6 million related to the sale of higher risk commercial real estate loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans. The Company executed these loan sales as part of its strategy to limit exposure to credit risk, accelerated the resolution of potential credit losses on higher risk credit exposures, and minimized the operational impact associated with potential litigation and foreclosure proceedings.
The following table sets forth the Bank’s percent of loan ACL by category to the total loan ACL at December 31, 2021 and 2020, the percent of loan allowance by category to total loan allowance at December 31, 2019, and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2021			2020			2019
	Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
Commercial and industrial	$5,039	10.32%	5.21%	$5,390	8.87%	6.03%	$1,458	8.65%	6.38%
Commercial real estate	31,388	64.24	63.01	41,757	68.76	59.43	12,776	75.81	49.71
Residential real estate	11,155	22.84	28.76	11,818	19.46	30.19	2,002	11.88	37.35
Other consumer	1,268	2.60	3.02	1,770	2.91	4.35	591	3.51	6.56
Unallocated	—	—	—	—	—	—	25	0.15	—
Total	$48,850	100.00%	100.00%	$60,735	100.00%	100.00%	$16,852	100.00%	100.00%
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
At December 31, 2021 and 2020, the Company maintained a reserve for repurchased loans and loss sharing obligations of $1.2 million. Provisions or credits for losses are charged to gain on sale of loans and credited to the reserve while actual losses are charged to the reserve. There were no losses for the years ended December 31, 2021, 2020, or 2019. Losses on loans repurchased would include cash settlements in lieu of repurchases. At December 31, 2021 and 2020, there were no outstanding loan repurchase requests.

Management believes that the Bank has established and maintained the reserve for repurchased loans and loss sharing obligations at adequate levels, however, future adjustments to the reserve may be necessary due to economic, operating or other conditions beyond the Bank’s control.
Investment Activities
The Bank views its securities portfolio primarily as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. In times of reduced loan demand, the securities portfolio can provide an alternative source of investment income. The portfolio is also used to provide collateral for qualified deposits and borrowings and to manage interest rate risk.
The investment policy is overseen by the Board of Directors and generally limits investments to government and federal agency obligations, agency and non-agency mortgage-backed securities, municipal, corporate, and asset-backed securities. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of certain other debt, preferred stock, and equity securities in limited amounts. The Board of Directors has delegated authority to implement the investment policy to the Bank’s Investment Committee under the oversight of the Asset Liability Committee. Day-to-day management of the portfolio rests with the Treasurer.
Management determines the appropriate classification of securities at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold debt securities until maturity, they may be classified as held-to-maturity. Debt securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Debt securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Such debt securities are carried at an estimated fair value and unrealized gains and losses, net of tax effect, are included as a separate component of stockholders’ equity. Refer to Note 4 Securities, to the Consolidated Financial Statements.
The majority of the Bank’s residential and commercial mortgage-backed securities are issued or guaranteed by an agency of the U.S. government including Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Government National Mortgage Association (“GNMA”). Agency mortgage-backed securities along with obligations issued directly by the U.S. government and its agencies entail a lesser degree of risk than loans made by the Bank and most other securities by virtue of the guarantees that back them, they require less capital under risk-based capital rules, are generally more liquid, and are more easily used to collateralize borrowings or other obligations of the Bank. Each of the U.S. government, agency, and agency guaranteed obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s.
The municipal portfolio provides tax-advantaged yield and diversification of risk and is generally comprised of general obligation and revenue bonds issued by states, cities, counties and other governmental entities to fund day-to-day obligations and to finance capital projects such as building schools, highways, sewer systems, hospitals, or other critical infrastructure. The asset-backed securities portfolio provides attractive yields and diversification of risk and is largely comprised of senior classes of collateralized loan obligations that invest in U.S. based broadly syndicated and middle market loans. The corporate debt securities portfolio is comprised of U.S. financial services and industrial companies that exhibit strong credit characteristics and provide attractive returns. The Bank may occasionally invest in non-agency residential or commercial mortgage-backed securities that are rated investment grade depending on credit and return on investment profiles. The vast majority of municipal, asset-backed, corporate, and other mortgage-backed securities are issued by entities with current credit ratings by one of the nationally recognized statistical rating organizations that are considered investment grade. See Note 4 Securities, to the Consolidated Financial Statements.
At December 31, 2021, the amortized cost of the Company’s debt securities totaled $1.71 billion, and consisted of $164.8 million of U.S. government and agency obligations, $281.4 million of state, municipal, and sovereign debt obligations, $73.8 million of corporate debt securities, $299.0 million of asset-backed securities, and $894.5 million of mortgage-backed securities.
The table below sets forth certain information regarding the amortized cost, weighted average yield, and contractual maturities, excluding scheduled principal amortization, of the Bank’s debt securities as of December 31, 2021. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2021
									Total
	One Year or Less Amortized Cost	Weighted Average Yield	More than One Year to Five Years Amortized Cost	Weighted Average Yield	More than Five Years to Ten Years Amortized Cost	Weighted Average Yield	More than Ten Years Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
U.S. government and agency obligations	$80,393	1.23%	$40,390	1.59%	$43,973	1.35%	$—	—%	$164,756	$165,420
State, municipal, and sovereign debt obligations	13,606	1.67	104,464	1.64	79,832	2.04	83,487	2.50	281,389	290,410
Corporate debt securities (1)	6,485	2.94	3,477	4.04	53,656	2.50	10,205	2.46	73,823	74,203
Asset-backed securities (2)	—	—	—	—	98,273	1.66	200,703	1.75	298,976	297,528
Mortgage-backed securities:
Agency residential	121	1.77	24,308	2.20	89,879	2.12	642,536	1.75	756,844	756,449
Agency commercial	—	—	—	—	90,262	1.56	15,265	1.84	105,527	104,624
Non-agency commercial	1,504	0.46	18,646	2.87	—	—	11,957	3.67	32,107	32,365
Total mortgage-backed securities	$1,625	0.56%	$42,954	2.49%	$180,141	1.84%	$669,758	1.78%	$894,478	$893,438
Total debt securities	$102,109	1.38%	$191,285	1.87%	$455,875	1.86%	$964,153	1.85%	$1,713,422	$1,720,999
(1)$53.0 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over London Inter-Bank Offered Rate (“LIBOR”) on a quarterly basis.
(2)All of the Bank’s asset-backed securities carry interest rates which adjust to a spread over LIBOR on a quarterly basis.
Equity Investments. At December 31, 2021, and 2020, the Company held equity investments of $101.2 million and $107.1 million, respectively. The equity investments are primarily comprised of select financial services institutions’ common or preferred stocks paying attractive dividends and funds that invest in financial services institutions.
Sources of Funds
General. Repayments and prepayments of loans, proceeds from sales of loans, cash flows generated from operations, borrowings, proceeds from maturities and sales of securities, and deposits are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.
Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government, and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts, and time deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates, and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits.
At December 31, 2021 and 2020, the Bank had $5.14 billion and $4.90 billion, respectively, of total uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit). At those dates, the Bank had no deposits that were otherwise uninsured.
At December 31, 2021, the Bank had $145.4 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Time Deposits	Weighted Average Rate
	(dollars in thousands)
Three months or less	$35,849	1.69%
Over three through six months	27,608	1.24
Over six through twelve months	39,278	1.15
Over twelve months	42,712	1.92
Total	$145,447	1.53%

The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated:

	For the Year Ended December 31,
	2021			2020			2019
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Interest-bearing checking accounts	$3,878,465	40.21%	0.35%	$3,168,889	35.76%	0.61%	$2,517,068	40.05%	0.67%
Non-interest-bearing accounts	2,429,547	25.19	—	2,031,100	22.93	—	1,325,836	21.10	—
Money market deposit accounts	769,157	7.98	0.14	677,554	7.65	0.43	605,607	9.64	0.81
Savings accounts	1,581,472	16.40	0.04	1,449,982	16.37	0.17	906,086	14.42	0.13
Time deposits	985,328	10.22	1.02	1,531,857	17.29	1.53	929,488	14.79	1.67
Total average deposits	$9,643,969	100.00%	0.26%	$8,859,382	100.00%	0.55%	$6,284,085	100.00%	0.61%
Borrowings. From time to time, the Bank obtains advances from the FHLB and other sources for cash management and interest rate risk management purposes or as an alternative to deposits. Advances are collateralized primarily by certain of the Bank’s mortgage loans and debt securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2021, the Bank had no outstanding advances from the FHLB. The Bank also has outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2021, these municipal letters of credit totaled $1.45 billion.
The Bank also borrows funds using securities sold under agreements to repurchase. Under this form of borrowing specific securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2021, the Bank had borrowed $118.8 million through securities sold under agreements to repurchase.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia under its primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Federal Reserve Bank of Philadelphia must be secured. At December 31, 2021, the Bank had no borrowings outstanding with the Federal Reserve Bank of Philadelphia.
Subsidiary Activities
At December 31, 2021, the Bank owned five direct subsidiaries:
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
Furthermore, the Company holds the following statutory business trusts: OceanFirst Capital Trust I, OceanFirst Capital Trust II, OceanFirst Capital Trust III, Sun Statutory Trust VII, Sun Capital Trust VII, Sun Capital Trust VIII, and Country Bank Statutory Trust I, collectively known as the “Trusts”. All of the Trusts are incorporated in Delaware and were formed for the issuance of trust preferred securities.
Human Capital
Employee profile
As of December 31, 2021, the Bank had 874 full-time employees, 43 part-time employees, and 20 commissioned employees, for a total of 937 employees. In addition, approximately 68% of the Bank’s employees are female and 32% are male, and the average tenure was eight years as of December 31, 2021.
Total rewards
As part of the Bank’s compensation philosophy, market competitive total rewards programs are maintained for employees in order to attract and retain superior talent. In addition to competitive base wages, additional programs include annual bonus opportunities, a Bank Employee Stock Ownership Plan (“ESOP”), a Bank matched 401(k) Plan, health and welfare benefits, flexible spending accounts, paid time off, family leave, and employee assistance programs. Some employees also receive grants of equity awards in the Company’s stock.
Health and safety
The safety, health, and wellness of Bank employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of the Bank’s management and staff, over a short period of time, a significant majority of employees were transitioned to effectively work remotely and a safely-distanced working environment for employees with customer facing responsibilities at branches and operations centers was ensured.
The Bank has developed a process to collect COVID-19 vaccination records and monitor any recent potential exposure to COVID-19. Employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and are provided additional paid time off to cover compensation during such absences.
On an ongoing basis, the Bank further promotes health and wellness by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum, and sponsoring various wellness programs.
Talent
A core tenet of the Bank’s talent philosophy is to both develop talent from within and supplement with external hires. Whenever possible, the Bank seeks to fill positions by promotion and transfer from within the organization. The Bank’s talent acquisition team uses internal and external resources to recruit highly skilled and talented candidates, and employee referrals for open positions are encouraged.
Diverse candidate pools are required for open positions within OceanFirst Bank branches and corporate offices. In the past year, a partnership with the African American Chamber of Commerce has provided increased connection with diverse candidates. Other available tools are also utilized to connect with prospective new hires. As of December 31, 2021, 17% of the Bank’s employees were persons of color.
Following a multi-pronged recruiting strategy, which includes sourcing diverse candidate pools, new hires participate in an onboarding program which includes an introduction to the Bank’s culture, policies, and procedures. New employees are assigned an ambassador, who extends the integration process beyond the typical orientation experience. Retention strategies include espousing a culture that inspires loyalty and trust through ongoing communication of strategic initiatives and executive roundtable conversations, in addition to the benefits mentioned above in Total rewards. The Bank’s leadership development programs and opportunities offered through OceanFirst Bank University help ensure that motivated individuals have the opportunity for continuous improvement. Employees each maintain a professional development action plan and participate in regular evaluation and growth opportunities. The Bank’s peer recognition program provides the space for ongoing recognition and celebration of accomplishments.
This approach has yielded loyalty and commitment from employees which in turn grows the business, products, and customers. This approach has also added new employees and ideas, which support a continuous improvement mindset and the goals of a diverse and inclusive workforce.
The Bank strives to promote inclusion through defined Company values and behaviors. With the support from the Board of Directors, the Bank continues to explore additional diversity, equity, inclusion, and belonging efforts through multiple approaches to inclusion: candidates, employees, and the marketplace. The ongoing diversity and inclusion initiatives support a goal that everyone throughout the Company is engaged in creating an inclusive workplace. The Bank is focused on sourcing and hiring with fairness and equitable approaches, creating an environment where all employees can develop and thrive.

REGULATION AND SUPERVISION
General
Prior to January 2018, the Bank was a Federally-chartered savings bank, and the Company was registered as a savings and loan holding company. Effective January 31, 2018, the Bank converted to a national bank charter, and the Company became a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards, and limitations on nonbanking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank is subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes.
In addition, the Company elected to become a financial holding company under the Gramm-Leach Bliley Act (the “GLBA”) amendments to the BHC Act. Financial holding companies, and the nonbank companies under their control, are permitted to engage in activities considered financial in nature or incidental to financial activities and, if the FRB determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities that are considered complementary to financial activities.
The banking industry is highly regulated. Both the scope of the laws and regulations and the intensity of supervision to which the Company and the Bank are subject to have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. In addition, in 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted. This legislation includes targeted amendments to the Dodd-Frank Act and other financial services laws.
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

The Dodd-Frank Act. The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, compliance, and operating activities of financial institutions and their holding companies.
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. At December 31, 2021, the Bank’s total assets were $11.74 billion and, therefore, the Bank is subject to CFPB supervision and examination of compliance with Federal consumer protection laws.
Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term and establishes certain protections from liability under this requirement for “qualified mortgages”. The Ability-To-Repay/Qualified Mortgage Rule defines several categories of “qualified mortgage” loans, which obtain certain protections from liability. For further discussion, refer to Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
The Dodd-Frank Act also requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Rules adopted by the FRB to implement these requirements limit interchange fees per debit card transaction collected by banks with assets of $10 billion or more. For the year ended December 31, 2021, the Bank’s revenues from interchange fees was $12.7 million, an increase of $1.8 million from 2020, and the average interchange fee per transaction is forty four cents ($0.44). Under the temporary relief provisions of a joint rule published by the OCC, the FDIC, and the FRB, the Bank received relief from Dodd-Frank limitations on debit card interchange fees collected by banks with assets of $10 billion or more and will remain exempt from limits on debit card interchange fees until July 2022. At December 31, 2021, the Bank’s total assets were $11.74 billion and will therefore be subject to reduced interchange fees in 2022. For further discussion, see Risk Factors – Risks Related to Laws and Regulations – The Company and the Bank operated in a highly regulated environment and may be adversely affected by changes in laws and regulations.
The Dodd-Frank Act mandates that institutions with more than $10 billion in assets clear all eligible dealer swaps through a futures commission merchant to a central counterparty clearing house. The Bank has entered into relationships with a futures commission merchant and two central counterparty clearing houses.
Economic Growth, Regulatory Relief and Consumer Protection Act. EGRRCPA was intended to provide regulatory relief to midsized and regional banks. While many of its provisions are aimed at larger institutions, such as raising the threshold to be considered a systemically important financial institution to $250 billion in assets from $50 billion in assets, many of its provisions provide regulatory relief to those institutions with $10 billion or more in assets. Among other things, the EGRRCPA increased the asset threshold for depository institutions and holding companies to perform stress tests required under Dodd Frank from $10 billion to $250 billion in total consolidated assets, and raised the threshold for the requirement that publicly traded holding companies have a risk committee from $10 billion in consolidated assets to $50 billion in consolidated assets. In addition, the EGRRCPA limited the definition of loans that would be subject to the higher risk weighting applicable to high volatility commercial real estate.
Volcker Rule. Under the provisions of the Volcker Rule, insured depository institutions and companies affiliated with insured depository institutions (collectively, “banking entities”) are prohibited from: (i) engaging in short-term proprietary trading for their own account; and (ii) having certain investments in, and relationships with, hedge funds, private equity funds and similar funds, subject to certain exemptions, in each case as the applicable terms are defined in the Volcker Rule and the implementing regulations. The implementing regulations also require banking entities to establish and maintain a compliance program to ensure adherence with the Volcker Rule requirements.
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
Holding Company Consolidated Capital Requirements. The Dodd-Frank Act requires capital rules and the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition to making bank holding companies subject to the same capital requirements as their bank subsidiaries, these provisions (often referred to as the Collins Amendment to the Dodd-Frank Act) were also intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.
At December 31, 2021, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2021:

				Capital
As of December 31, 2021	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,044,518	$453,087	$591,431	9.22%	4.00%
Common equity Tier 1 (to risk-weighted assets)	917,088	625,801	291,287	10.26	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,044,518	759,902	284,616	11.68	8.50	(1)
Total capital (to risk-weighted assets)	1,257,372	938,702	318,670	14.06	10.50	(1)
(1)    Includes the Capital Conservation Buffer of 2.50%.
Dividends. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory pressures to reclassify and charge off loans and to establish additional credit loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company’s net income for the past four quarters, net of dividends previously paid over that period is insufficient to fully fund the dividend, the proposed dividend exceeds earnings for the period for which it is being paid, or the Company’s overall rate of earnings retention is inconsistent with the Company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a banking holding company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.
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
These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a bank holding company, such as the Company, unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the competitive effects of the acquisition. Control, as defined for this purpose, means ownership, control of power to vote 25% or more of any class of voting stock.
There is a rebuttable presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.
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
A financial holding company generally may acquire a company (other than a BHC, bank, or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a BHC, bank, or savings association. In addition, under the FRB's merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company's controlled depository institutions.
If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations until the rating is raised to “satisfactory” or better.
Regulation of Bank Subsidiary
Business Activities. The operations of the Bank are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted, and limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. Approval of the OCC is required for branching, bank mergers in which the continuing bank is a national bank, and in connection with certain fundamental corporate changes affecting the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries.
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
In addition to establishing the minimum regulatory capital requirements, regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. On January 1, 2019, the full capital conservation buffer requirement of 2.50% became effective. Both the Bank and the Company are in compliance with the capital conservation buffer requirements applicable to them.

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
At December 31, 2021, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2021:

				Capital
As of December 31, 2021	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,027,660	$452,669	$574,991	9.08%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,027,660	619,178	408,482	11.62	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,027,660	751,860	275,800	11.62	8.50	(1)
Total capital (to risk-weighted assets)	1,079,766	928,768	150,998	12.21	10.50	(1)
(1)    Includes the Capital Conservation Buffer of 2.50%.
Prompt Corrective Action. Federal law requires, among other things, that the federal bank regulatory authorities take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The FDIC’s regulations define the five categories as follows:
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
The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as

“significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the OCC to sell sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.
Based on the regulatory guidelines, the Bank satisfies the criteria to be well-capitalized at December 31, 2021.
Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the DIF of the FDIC up to a maximum of $250,000 per separately insured depositor.
The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail. The assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 1.5 to 40 basis points.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the Bank’s operating expenses and results of operations. The Bank cannot predict what assessment rates will be in the future.
The FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.
The total expense incurred in 2021 and 2020 for the deposit insurance assessment were $4.8 million and $3.8 million, respectively.
Loans to One Borrower. Subject to certain exceptions, a national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which generally does not include real estate. As of December 31, 2021, the Bank was in compliance with the loans-to-one borrower limitations.
Limitation on Capital Distributions. Applicable regulations impose limitations upon all capital distributions by a banking institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC, is required prior to any capital distribution if the total capital distributions for the calendar year exceeds net income for that year plus the amount of retained net income for the preceding two years. A national bank may not pay a dividend if it would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. A national bank may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer.
In the event the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice. If the Bank is unable for any reason to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future. The Company may also be required to receive non-objection letters prior to performing any actions that may impact the Company’s capital.
Assessments. Banking institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank for the years ended December 31, 2021 and 2020 totaled $1.4 million and $1.1 million, respectively.
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
Federal Home Loan Bank System (“FHLB”)
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB New York is required to acquire and hold shares of capital stock in that FHLB in a specified amount. The Bank was in compliance with this requirement with an investment in FHLB New York stock at December 31, 2021 and 2020 of $13.5 million and $12.6 million, respectively.
Federal Reserve System
The FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily interest-bearing checking and regular checking accounts). Effective March 26, 2020, the FRB reduced reserve requirement ratios to zero, effectively eliminating the requirements. The FRB indicated that it has no plans to re-impose reserve requirements but could in the future if conditions warrant.
In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $39.3 million and $39.1 million at December 31, 2021 and 2020, respectively.
The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank. However, the level of dividends is reduced for financial institutions that exceed a certain asset size. For 2021, the asset level is $10.79 billion, and financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, as opposed to 6% for smaller financial institutions. Such reduction has significantly decreased the dividends received from the Federal Reserve Bank of Philadelphia, which totaled $591,000 for the year ended December 31, 2021.
FEDERAL AND STATE TAXATION
Federal Taxation
General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The current applicable statutory tax rate is 21%.
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
State and Local Taxation
New Jersey Taxation. The Company files New Jersey income tax returns. For New Jersey income tax purposes, the Company is subject to a tax rate of 9% of taxable income. For this purpose, taxable income generally means Federal taxable income, excluding some entities not included in the unitary filing and other adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey also imposes a temporary surtax of 2.5% which is effective through December 31, 2023. For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group, but excludes companies that qualify as a New Jersey Investment Company and Real Estate Investment Companies.
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
New York Taxation. The Company is required to file New York State, MTA, and New York City tax returns. The New York State and New York City returns require consolidation of all entities, including OceanFirst Realty, and taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. The allocation and apportionment of taxable income to New York State and New York City may affect the overall tax rate.
Pennsylvania Taxation. The Bank is required to file a Pennsylvania bank shares tax return. The Bank’s net assets, less allowable deductions, are taxed at a rate presently equal to 0.95% of apportioned net assets. The allocation and apportionment to Pennsylvania may affect the overall tax rate.
Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1A.	Risk Factors
An investment in the Company’s common stock or the Series A Preferred Stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K and that was filed with the Securities and Exchange Commission (the “SEC”), before making any purchase or sale decisions regarding the Company’s common stock or Series A Preferred Stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline and stockholders may lose part or all of their investment in the Company’s common stock or Series A Preferred Stock.

Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and measures intended to prevent its spread could continue to adversely affect the Company’s business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict. Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint. The COVID-19 pandemic has led to federal, state, and local governments enacting various restrictions in an attempt to limit the spread of the virus, and along with various federal agencies, have led to measures to address the economic and social consequences of the pandemic. There can be no assurance that the steps taken by the U.S. or state governments will be effective or achieve their desired results in a timely fashion. Additionally, there can be no assurance that federal and state agencies will not pass further measures that provide accommodations that could impact the Company’s financial results.
Furthermore, the full impact of the COVID-19 pandemic on the Company’s business activities as a result of new government and regulatory policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain.
The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices, and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may further depress economic activity and/or consumer confidence and business generally. The continuation of these conditions caused by the pandemic, including the impacts of federal and state measures, can be expected to adversely impact the Company’s businesses and results of operations and the operations of borrowers, customers, and business partners. In particular, these events may (i) adversely affect customer deposits and the stability of the Company’s deposit base, or otherwise impair liquidity, (ii) impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies, (iii) reduce the demand for loans, wealth management revenues, or the demand for other products and services, (iv) impact the creditworthiness of potential and current borrowers, (v) negatively impact the productivity and availability of key personnel and other employees necessary to conduct business, and of third-party service providers who perform critical services, or otherwise cause operational failures due to changes in normal business practices necessitated by or issues with employee retention caused by the pandemic and related governmental actions or otherwise, (vi) impair the ability of loan guarantors to honor commitments, (vii) impair the value of the collateral securing loans (particularly with respect to real estate), (viii) impair the value of the securities portfolio, (ix) require an increase in the allowance for credit losses, (x) negatively impact regulatory capital ratios, (xi) increase cyber and payment fraud risk, given increased online and remote activity, (xii) result in increased compliance risk as the Company becomes subject to new regulatory and other requirements, and (xiii) broadly result in lost revenue and income.
Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly, or other core business practices would further harm the Bank’s business and that of its customers, in particular small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. The ultimate impact of these factors is highly uncertain and the Company does not yet know the full extent of the impact on business, operations, or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic could result in a material adverse effect on the Company’s business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.
Risks Related to Lending Activities
The Bank’s emphasis on commercial lending may expose the Bank to increased lending risks. At December 31, 2021, $5.88 billion, or 68.2%, of the Bank’s total loans consisted of commercial real estate, multi-family real estate and land loans, and commercial and industrial loans. These portfolios have grown in recent years and the Bank intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. In addition, many of these loans were acquired through the Company’s acquisitions, and were not underwritten by the Bank and were made to borrowers with whom the Company and the Bank do not have longstanding relationships.
The level of the commercial real estate loan portfolio may subject the Bank to additional regulatory scrutiny. The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, the Bank has a concentration in multi-family and commercial real estate lending, as such loans represented 400% of total bank capital as of December 31, 2021. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate and multi-family lending that would adversely affect the Bank’s loan originations and profitability.
The Dodd-Frank Act imposes obligations on originators of residential mortgage loans. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” The rule sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. Additionally, conforming fixed-rate loans with a debt-to-income ratio greater than 43% would also qualify as an Ability-To-Repay Qualified Mortgage based upon an automated loan approval from one of the government sponsored mortgage entities. However, a consumer may assert the lender’s failure to comply with the Ability-To-

Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan actually met the criteria to be deemed an Ability-to-Pay Qualified Mortgage. These challenges have yet to be addressed by the courts.
Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank currently originates residential mortgage loans that do not qualify. As a result of the Ability-to-Repay rules, the Bank may experience loan losses, litigation-related expenses, and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Bank satisfied the Ability-To-Repay rule upon originating the loan.
The Bank’s allowance for credit losses may be inadequate, which could hurt the Company’s earnings. The Bank’s allowance for credit losses may prove to be inadequate to cover actual credit losses. If the Bank is required to increase its allowance, current earnings may be reduced. The Bank provides for losses by reserving what it believes to be an adequate amount to absorb any estimated lifetime expected credit losses. A charge-off reduces the Bank’s reserve for possible credit losses. If the Bank’s reserves were insufficient, it would be required to record a reserve, which would reduce earnings for that period. Changes to the economic forecasts within the model could positively or negatively impact the actual results. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a material adverse effect on the Company’s financial condition and results of operations.
The Company is subject to regulatory enforcement risk, reputation risk, and litigation risk regarding participation in the Paycheck Protection Program (“PPP”) and is subject to the risk that the SBA may not fund some or all PPP loan guarantees. The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from SBA lenders and other approved regulated lenders, subject to detailed qualifications and eligibility criteria.
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
The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Company to rely on borrower certifications, and take more aggressive action against the Company for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that the Bank consents to substantial sanctions, restrictions, and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect the Company’s reputation, business, reputation, financial condition, and results of operations.
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
The foreclosure process may adversely impact the Bank’s recoveries on non-performing loans. The judicial foreclosure process is protracted, which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Bank’s ability to minimize its losses.

Risks Related to Economic Matters
A worsening of economic conditions in the market area could reduce demand for the products and services and/or result in increases in the level of non-performing loans, which could adversely affect the Company’s business, financial condition, and results of operations. A deterioration in economic conditions, especially local conditions, as a result of COVID-19, inflation or otherwise, could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations, and could more negatively affect the Company compared to a financial institution that operates with more geographic diversity:
•demand for the products and services may decline;
•loan delinquencies, problem assets, and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments.
Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond the Company’s control could further impact these local economic conditions and could further negatively affect the financial results of banking operations. In addition, deflationary pressures, while possibly lowering operating costs, could have a significant negative effect on borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect financial performance.
A downturn in the local economy or in local real estate values could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, Washington D.C., and Boston, as well as their surrounding areas. A downturn in the local economy or a decline in real estate values could increase the amount of non-performing loans and cause residential and commercial real estate loans to become inadequately collateralized, which could expose the Bank to a greater risk of loss.
Risks Related to Acquisitions and Growth
The Company must successfully integrate the operations and retain the customers of its acquired institutions. The Company regularly completes acquisitions of financial institutions and continues to explore acquisition opportunities as part of its strategic plan. Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the institutions it acquires and retain the employees and customers of those institutions. If the Company is unable to successfully manage the integration of the separate cultures, employee and customer bases and operating systems of the institutions it acquires, the Company’s results of operations may be adversely affected.
The Company’s failure to successfully manage its growth may adversely impact its financial condition and results of operation. The Company may be challenged to successfully manage its business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on its ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees.
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
The Company’s intent to expand its geographic footprint may not be successful in entering into new markets. The Company intends to expand its geographic footprint through acquisitions and organic growth. Entering into new markets involves risks, such as competitive disadvantages through a lack of name recognition, increased marketing costs, and the inability to otherwise grow market share as needed to offset the costs associated with expansion. The failure to successfully implement a geographic growth strategy could adversely affect the Company’s results of operations.
The Company may need to raise additional capital in the future and such capital may not be available when needed or at terms that are beneficial to stockholders. Substantial growth may stress regulatory capital levels, and may require the Company to raise additional capital. No assurance can be given that the Company will be able to raise any required capital, or that it will be able to raise capital on terms that are beneficial to stockholders.

A significant portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Loans that were acquired as part of the Company’s acquisitions of other depository institutions, were not underwritten or originated in accordance with the Company’s credit standards, including environmental matters, and the Company did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are re-risked at the date of acquisition based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and believes that it has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition, and results of operations.
Future acquisition activity could otherwise negatively affect financial condition and results of operations. The Company continues to evaluate opportunities to acquire institutions and/or bank branches. Acquiring other banks, businesses, or branches may have an adverse effect on financial results and may involve various other risks commonly associated with acquisitions, including those discussed above, as well as, among other things:
•payment of a premium over book and market values that may dilute the tangible book value and earnings per share in the short and long-term;
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality problems of the target company;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;
•potential disruption to the business;
•potential diversion of management’s time and attention;
•the possible loss of key employees and customers of the target company; and
•potential changes in banking or tax laws or regulations that may affect the target company.
Acquisitions may reduce or not enhance cash flows, business, financial condition, results of operations or prospects as expected and, as a result, such acquisitions may have an adverse effect on the results of operations, particularly during periods in which the acquisitions are being integrated into operations.
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
Changes in interest rates could adversely affect results of operations and financial condition. The Bank’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. Interest-bearing liabilities generally have shorter contractual maturities than interest-earning assets. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities. Additionally, a flat or an inverted yield curve, where short-term rates are close to, or above, long-term rates, could adversely affect the Company’s financial condition and results of operations.
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
Changes in interest rates may also affect the current estimated fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available-for-sale are reported as a separate component of stockholders’ equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected.
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2021, the Company maintained a debt securities portfolio of $1.71 billion, of which $568.3 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share. The decrease will occur even though the securities are not sold.
The Company conducts a periodic review of the debt securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors which are considered in the analysis include, but are not limited to, the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities credit loss expense through an allowance for securities credit losses.
Risks Related to Loan Sales
The Bank may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary in the mortgage banking industry. FNMA, FHLMC and investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of a repurchased mortgage loan could be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. However, if repurchase activity or the amount of loss on the sale of a repurchased loan is greater than anticipated, the reserve may need to be increased to cover actual losses, which could harm future earnings.
Risks Related to Laws and Regulations
The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination, supervision and regulation by the FRB. The Bank is subject to regulation, supervision and examination by the OCC, its primary federal regulator, by the FDIC, as insurer of deposits, and by the CFPB with respect to consumer protection laws. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. The laws and regulations that govern the Company’s and the Bank’s operations are designed for the protection of depositors and the public, but not the Company’s stockholders. These provisions, as well as any other aspects of current or future regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, generate fee income, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition, and results of operations.
The Dodd-Frank Act directed the FRB to issue rules to limit debit-card interchange fees, (the fees that issuing banks charge merchants each time a consumer uses a debit card) collected by banks with assets of $10 billion or more. Under the temporary relief provisions of a joint rule published by the OCC, the FDIC, and the FRB, the Bank received relief from Dodd-Frank limitations on debit card interchange fees collected by banks with assets of $10 billion or more. At December 31, 2021, the Bank was exempt from this rule but will be subject to reduced interchange fees beginning in July 2022. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2021, the Bank’s revenues from interchange fees were $12.7 million, an increase of $1.8 million from 2020. See Regulation and Supervision, General, The Dodd-Frank Act.

As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. The Dodd-Frank Act contains a comprehensive framework for over-the-counter (“OTC”) derivatives transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly. A rule issued by the Commodity Futures Trading Commission (“CFTC”) sets the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8.0 billion in swap dealing activity entered into by a person over the preceding 12 months. The Bank’s swap dealing activities are currently below this threshold.
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
Monetary policies and regulations of the Federal Reserve Board could adversely affect the Company’s business, financial condition, and results of operations. The Company’s earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of financial institutions. However, the extent of such policies upon the Company’s business, financial condition, and results of operations cannot be predicted.
The Company is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Federal Reserve Board may require the Company to commit capital resources to support the Bank. Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection becomes more difficult and expensive and could have an adverse effect on the Company’s business, financial condition, and results of operations.
The Company is subject to heightened regulatory requirements as a result of total assets exceeding $10 billion. The Company’s total assets were $11.7 billion at December 31, 2021 and banks or financial institutions with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including: the examination authority of the CFPB to assess compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
Additional costs have been and will be incurred to implement processes, procedures, and monitoring of compliance with these imposed requirements, including investing significant management attention and resources to make the necessary changes to comply with the requirements under the Dodd-Frank Act. The Company faces the risk of failing to meet these requirements, which could result in regulatory action. While the effect of any presently contemplated or future changes in the laws or regulations or their interpretations would have is unpredictable, these changes could be materially adverse to the Company’s investors.
Furthermore, the level of dividends the Bank receives from the Federal Reserve Bank of Philadelphia is reduced for financial institutions that exceed a certain asset size. The asset size was originally established at $10 billion, but has been increased for inflation such that, for 2021, the asset level is $10.79 billion. Financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, as opposed to 6% for smaller financial institutions. Such reduction has significantly decreased the dividends received from the Federal Reserve Bank of Philadelphia, which totaled $591,000 for the year ended December 31, 2021.
Risks Related to Dividend Payments
There is no guaranty that the Company will be able to continue to pay a dividend on its common stock or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board of Directors takes into account various factors including economic conditions, earnings, liquidity needs, the financial condition of the Company, applicable state law, regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future or at what rate.
Dividends on the Series A Preferred Stock are discretionary and non-cumulative. Dividends on the Series A Preferred Stock are discretionary and will not be cumulative. If the Board of Directors does not declare a dividend on the Series A Preferred Stock in respect of a dividend period, then no dividend will be payable on the applicable dividend payment date, no dividend will be deemed to have accumulated for such dividend period, and the Company will have no obligation to pay any dividend for that dividend period at any time, whether or not the Board of Directors declares a dividend on the Series A Preferred Stock or any other class or series of the Company’s capital stock for any future dividend period. Any declaration and payment of dividends on the Series A Preferred Stock will depend upon, among other factors, the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the ability to service any equity or debt obligations senior to the Series A Preferred Stock, and other factors deemed relevant by the Board of Directors. In addition, under the Federal Reserve’s capital rules, dividends on the Series A Preferred Stock may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments.

Risks Related to Competition
Competition may adversely affect profitability and liquidity. The Company has substantial competition in originating commercial and consumer loans in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Bank’s services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Bank originates and the interest rates charged on these loans. Competitive factors driven by consumer sentiment or otherwise can also reduce the Company’s ability to generate fee income, such as through overdraft fees.
In attracting deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain which could increase the cost of funds.
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
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2021, these relationships included public school districts, local municipal governments, and cooperative health insurance funds, and such deposits accounted for approximately 27.9% of the Company’s total deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities may deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits and financing opportunities. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Bank’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
Risks Related to Strategic Matters
New lines of business or new products and services may subject the Company to additional risks. The Company may implement new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and/or new products and services significant time and resources may be invested. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive new offerings as providing significant value, they may fail to accept the new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company’s inability to tailor its retail delivery model to respond to consumer preferences in banking may negatively affect earnings. The Bank has expanded its market presence through acquisitions and growth in lending teams. The branch continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, the Bank has undertaken a comprehensive review of its branch network, resulting in branch consolidation accompanied by the enhancement of the Bank’s capabilities to serve its customers through alternate delivery channels. The benefits of this strategy are dependent on the Bank’s ability to realize expected expense reductions without experiencing significant customer attrition.
Risks Related to Operational Matters

Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure for the Company. Information technology systems are critical to the Company’s business. The business is required to collect, process, transmit and store significant amounts of confidential information regarding the Company’s customers, employees and its own business, operations, plans and business strategies. The Company uses various technology systems to manage customer relationships, deposits and loans, general ledger, securities investments, and other processes. The computer systems, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. The operational risks include the risk of malfeasance by employees or persons outside the Company, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of the Company’s internal control systems and compliance requirements, and business continuation and disaster recovery.
Financial institutions and companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks, ransomware and other means. Additionally, there is the risk of distributed denial-of-service or other similar attacks from technically sophisticated and well-resourced third parties, which are intended to disrupt online services. Despite the Company’s efforts to ensure the integrity of its systems, the Company may not be able to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings and systems.
In addition, a majority of data processing is outsourced to certain third-party providers. If these third-party providers encounter difficulties, or if there is difficulty communicating with them, the ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various vendors and their personnel. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to the confidential or other information of the Company and its customers, clients or counterparties. While management regularly reviews security assessments that were conducted on the Company’s third-party service providers that have access to sensitive and confidential information, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
An inability to attract and retain qualified personnel or the unexpected loss of service of any key personnel could have a negative impact on financial condition and results of operations. The Company’s ability to maximize profitability and manage growth successfully will depend on its ability to continue to attract and retain management and loan officers experienced in banking and financial services and familiar with the communities in its market area. The unexpected loss of service of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could adversely affect the Company. If the Company is not able to attract qualified personnel it could negatively impact the Company’s profitability and growth.
Risks Related to Accounting and Internal Controls Matters
The Company may incur impairments to goodwill. At December 31, 2021, the Company had $500.3 million in goodwill which is evaluated for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
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
Changes in management’s estimates and assumptions may have a material impact on the Company’s consolidated financial statements and the financial condition or operating results. In preparing periodic reports, the Company is required to file under the Securities Exchange Act of 1934, including the consolidated financial statements, management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known, including the evaluation of the adequacy of the allowance for credit losses.
Changes in accounting standards could affect reported earnings. The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the financial condition and results of operations are reported. In some cases, the Company could be required to apply new or revised guidance retroactively.

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
The Company’s business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events. The Company could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic disease, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers which could limit the Company’s ability to provide services.
Further, given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States, including the business of the Bank’s borrowers. Additionally, global markets may be adversely affected by the emergence of widespread health emergencies or pandemics.
Societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on its customers. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, and other issues. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts could be a drop in demand for the Company’s products and services, particularly in certain sectors. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company takes these risks into account when making lending and other decisions, such as business with climate-friendly companies, which may not be effective in protecting from the negative impact of new laws and regulations or changes in consumer or business behavior.
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
Changes in card network rules or standards could adversely affect the Company’s business. The Company is a member of the Visa and MasterCard networks. As such, the Company is subject to card network rules resulting in a variety of fines or penalties that may be assessed on the Company. The termination of membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating merchant servicer business or limit the ability to provide debit card and cash management solutions to or through customers, and could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Other Risks Related to the Business
Elimination of LIBOR and uncertainty of its replacement may adversely affect the Company. In 2017, the Alternative Reference Rates Committee (“ARRC”) was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate (“SOFR”) a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after June 2023. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. There are risks inherent with the transition to any alternative rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events. The discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may require changes to existing contracts that govern LIBOR based products as well as the Company’s systems and processes.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2021, the Bank conducted its business through its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, an administrative office located in Mount Laurel, New Jersey, 46 additional branch offices, and four deposit production facilities located throughout central and southern New Jersey and the greater metropolitan area of New York City and Philadelphia. The Bank also operated commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the NASDAQ Global Select Market under the symbol OCFC. As of February 21, 2022, there were 2,739 common stockholders of record.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the NASDAQ Composite Index and the KBW Regional Banking Index for the period from December 31, 2016 through December 31, 2021. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
OceanFirst Financial Corp.	$100.00	$89.33	$78.39	$91.48	$69.43	$85.49
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW Regional Banking Index	100.00	101.75	83.95	103.94	94.89	129.65
For each of the years ended December 31, 2021 and 2020, the Company paid an annual cash dividend of $0.68 per share.
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 2.5 million shares. The repurchase plan has no expiration date. On February 28, 2020, the Company suspended its repurchase activity in light of the COVID-19 pandemic, and subsequently recommenced repurchases in February 2021. On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 251,475 shares of its common stock during the quarter ended December 31, 2021. At December 31, 2021, there were 3,307,661 shares available for repurchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	—	—	—	3,559,136
November 1, 2021 through November 30, 2021	107,775	$21.78	107,775	3,451,361
December 1, 2021 through December 31, 2021	143,700	21.46	143,700	3,307,661

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
OceanFirst Financial Corp. (the “Company”) has been the holding company for OceanFirst Bank N.A. (the “Bank”) since it acquired the stock of the Bank upon the Bank’s Conversion.
The Company conducts business primarily through its ownership of the Bank, which, at December 31, 2021, operated its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, an administrative office located in Mount Laurel, New Jersey, 46 additional branch offices, and four deposit production facilities located throughout central and southern New Jersey and the greater metropolitan area of New York City and Philadelphia. The Bank also operated commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, gain on sale of loans and on equity investments, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees, and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies, and actions of regulatory agencies.
Impact of COVID-19
On March 16, 2020, the Company announced a series of actions intended to help mitigate the impact of the COVID-19 pandemic on its customers, employees and communities. The Company began offering its Borrower Relief Programs to address the needs of customers who were current on their loan payments as of either December 31, 2019 or the date of the modification. In keeping with regulatory guidance under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, these loan deferrals were not considered troubled debt restructured (“TDR”) loans at December 31, 2021 and were not be reported as past due during the deferral period. As of December 31, 2021, 99.6% of total loans complied with pre-COVID-19 terms.
Further, due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, or cost approach), as applicable. The Company will assess the individual facts and circumstances of COVID-19 related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.
The Company also accepted and processed applications for loans under the Paycheck Protection Program (“PPP”), which was originally established under the CARES Act. At December 31, 2021, $22.9 million in PPP loans and $731,000 in deferred fees remained on the consolidated statements of financial condition. There were $73.0 million of PPP loans originated during the year ended December 31, 2021.
On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations (“CRRSA”) Act of 2021 was signed into law, which contained provisions that directly impacted financial institutions. The CRRSA Act extended the PPP and provided the Company the ability to continue its Borrower Relief Programs and related TDR and past due reporting considerations.
For further discussion, refer to Risk Factors – Risk Related to the COVID-19 Pandemic.
Acquisitions
On January 1, 2020, the Company completed its acquisition of Two River, which added $1.1 billion to assets, $940.1 million to loans, and $941.8 million to deposits. Two River’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.

On January 1, 2020, the Company completed its acquisition of Country Bank, which added $793.7 million to assets, $618.4 million to loans, and $652.7 million to deposits. Country Bank’s results of operations are included in the consolidated results for the period beginning on January 1, 2020.
On January 31, 2019, the Company completed its acquisition of Capital Bank, which added $494.4 million to assets, $307.3 million to loans, and $449.0 million to deposits. Capital Bank’s results of operations are included in the consolidated results for the period beginning on February 1, 2019.
These transactions have enhanced the Company’s position as the premier community banking franchise in central and southern New Jersey, and metropolitan areas of Philadelphia and New York City and they have grown business lines, expanded the geographic footprint and improved financial performance. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Strategy
The Company operates as a full-service regional bank delivering comprehensive financial products and services, which can include commercial and consumer financing, deposit services, and wealth management products and services, throughout New Jersey and the major metropolitan markets of Philadelphia, New York, Baltimore, Washington D.C., and Boston. The Bank competes with larger, out-of-market financial service providers through its local and digital focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products and services and by having an ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate, and operational risks. To accomplish these objectives, the Bank has sought to: (1) grow commercial loans through the offering of commercial lending services to local businesses and through strategic expansions to adjacent markets; (2) grow core deposits (defined as all deposits excluding time deposits) through product offerings appealing to a broadened customer base; and (3) increase non-interest income by expanding the menu of fee-based products and services and investing additional resources in these product lines. The growth in these areas has occurred both organically and through acquisitions.
The Company focuses on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions.
Growing Commercial Loans
With industry consolidation eliminating many locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has strategically and steadily added experienced commercial lenders in various New Jersey counties as well as teams in New York City, the greater Philadelphia area, Baltimore, Washington D.C., and Boston. At December 31, 2021, commercial loans (which includes multi-family and commercial real estate loans, commercial construction loans, and commercial and industrial loans) represented 68.2% of the Bank’s total loans, as compared to 56.1% at December 31, 2019. Commercial loan products entail a higher degree of credit risk than residential real estate lending activity. As a consequence, management continues to employ a well-defined credit policy focusing on quality underwriting and close oversight and Board monitoring. See Risk Factors – Risks Related to Lending Activities – The Bank’s emphasis on commercial lending may expose the Bank to increased lending risks.
Increasing Core Deposits
The Bank seeks to increase core deposits in its primary market area by improving market penetration. Core account development has benefited from Bank efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core account products. The Bank continues to invest in its digital products and customer experience with the Bank’s digital capabilities on par with national banks and fintechs. As a result of these efforts the Bank’s core deposits ratio was 92.0% and the loans-to-deposits ratio was 88.6% at December 31, 2021.
Enhancing Non-Interest Income
Management continues to diversify the Bank’s product lines and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as derivative contracts, trust and asset management, digital product offerings, and equity investments in non-bank finance companies.

The Bank also offers investment products for sale through its retail branch network. In 2018, the Bank replaced its third-party broker/dealer investment sales program with a hybrid robo-advisor product offered by the Bank’s partner, Nest Egg, a registered investment adviser. Nest Egg is an investment platform that helps customers define and reach financial goals by providing access to high quality and cost-effective investments. It includes web-based tools as well as access to personal financial advisors via telephone, chat, or video. At December 31, 2021, the Company had an ownership interest of less than 20% in Nest Egg and a seat on the Board of Directors. The Company’s minority interest in Nest Egg does not require separate entity reporting.
During 2021, the Company made a minority, non-controlling equity investment in Auxilior Capital Partners (“Auxilior”) and received a seat on the Auxilior Board of Directors. Auxilior was formed in 2020 as a nationwide specialty commercial equipment finance company focused on five key business verticals: construction and infrastructure, transportation and logistics, franchise finance, healthcare, and bank outsourcing. In addition to origination, underwriting, asset management, and customer service functions within each industry vertical, Auxilior can syndicate full loans as well as participations to banks, funds, and other third-party buyers of assets.
In February 2022, the Company signed an agreement to acquire a majority interest in Trident Abstract Title Agency, LLC with the right to acquire 100%. This transaction will provide an additional source of non-interest income to benefit the Company.
Branch Rationalization and Service Delivery
Management continues to evaluate the Bank’s branch network for consolidation opportunities. The Bank consolidated 13 branches in 2021, following the consolidation of 13 branches in 2020 and seven branches in 2019. The Bank has consolidated 67 branch locations since 2013. The Bank also sold two branches in 2021 with deposits of $100.9 million. In addition to branch consolidations, the Bank is adapting to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions, as well as increasing the marketing of products that feature digital and mobile services. In certain locations, routine transactions are handled through video teller machines, an advanced technology with live team members in a remote location that perform transactions for multiple video teller machines. The Bank is also investing in multiple digital services to enhance the customer experience and improve security. At December 31, 2021, all of the branch staff were trained as certified Digital Bankers to better support customers use and adoption of digital services.
Capital Management
The Company conducts capital stress testing, which includes various scenarios, as one means of evaluating capital adequacy. The results of stress testing are considered in the capital planning process and strategy development. In addition to the objectives described above, the Company actively manages its capital position to ensure adequate coverage and improve return on stockholders’ equity. Over the past few years, the Company has implemented or announced six stock repurchase programs. On December 18, 2019, the Company announced the plan to repurchase up to 5% of outstanding common stock or 2.5 million shares. The Company suspended its repurchase activity on February 28, 2020 in light of the COVID-19 pandemic, and subsequently recommenced repurchases in February 2021. On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. For the year ended December 31, 2021, the Company repurchased 1,711,484 shares of its common stock under these repurchase programs and 3,307,661 shares remain available for repurchase.

Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2021	2020	2019
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$11,739,616	$11,448,313	$8,246,145
Debt securities available-for-sale, at estimated fair value	568,255	183,302	150,960
Debt securities held-to-maturity, net of allowance for securities credit losses	1,139,193	937,253	768,873
Equity investments	101,155	107,079	10,136
Restricted equity investments, at cost	53,195	51,705	62,356
Loans receivable, net of allowance for loan credit losses	8,583,352	7,704,857	6,207,680
Deposits	9,732,816	9,427,616	6,328,777
FHLB advances	—	—	519,260
Securities sold under agreements to repurchase and other borrowings	347,910	363,925	168,540
Stockholders’ equity	1,516,553	1,484,130	1,153,119

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$342,092	$379,608	$308,794
Interest expense	36,754	66,657	52,823
Net interest income	305,338	312,951	255,971
Credit loss (benefit) expense	(11,832)	59,404	1,636
Net interest income after credit loss (benefit) expense	317,170	253,547	254,335
Other income (excluding net gain on equity investments and gain on sale of PPP loans)	44,786	47,611	41,898
Net gain on equity investments	7,145	21,214	267
Gain on sale of PPP loans	—	5,101	—
Operating expenses (excluding FHLB advance prepayment fees, branch consolidation, and merger related expenses)	213,020	208,604	169,589
FHLB advance prepayment fees	—	14,257	—
Branch consolidation expense	12,337	7,623	9,050
Merger related expenses	1,503	15,947	10,503
Income before provision for income taxes	142,241	81,042	107,358
Provision for income taxes	32,165	17,733	18,784
Net income	$110,076	$61,212	$88,574
Net income available to common stockholders	$106,060	$61,212	$88,574
Basic earnings per share	$1.79	$1.02	$1.77
Diluted earnings per share	$1.78	$1.02	$1.75

(continued)

	At or for the Year Ended December 31,
	2021	2020	2019
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)	0.91%	0.55%	1.10%
Return on average stockholders’ equity (2)	7.02	4.20	7.84
Stockholders’ equity to total assets	12.92	12.96	13.98
Net interest rate spread (3)	2.80	2.96	3.40
Net interest margin (4)	2.93	3.16	3.62
Operating expenses to average assets (2)	1.94	2.20	2.35
Efficiency ratio (2)(5)	63.50	63.70	63.44
Loans-to-deposits ratio (6)	88.60	82.27	98.20
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (6)(7)	0.22	0.47	0.29
Non-performing assets as a percent of total assets (7)	0.16	0.32	0.22
Allowance for credit losses as a percent of total loans receivable (6)(8)	0.57	0.78	0.27
Allowance for credit losses as a percent of total non-performing loans (7)(8)	257.81	166.81	94.41
Wealth Management (dollars in thousands):
Wealth assets under administration and management (“AUA/M”)	$287,404	$245,175	$195,415
Nest Egg AUA/M	428,558	398,174	347,606
Per Share Data:
Cash dividends per common share	$0.68	$0.68	$0.68
Dividend payout ratio per common share	38.20%	66.73%	38.96%
Stockholders’ equity per common share at end of period	$25.63	$24.57	$22.88
Number of full-service customer facilities:	47	62	56

(1)With the exception of end of year ratios, all ratios are based on average daily balances.
(2)Performance ratios for 2021 include merger related expenses, branch consolidation expenses, and a net gain on equity investments of $6.7 million or $5.1 million, net of tax benefit. Performance ratios for 2020 include a net gain on equity investments, gain on sale of PPP loans, FHLB advance prepayment fees, merger related expenses, branch consolidation expenses, and Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”) opening credit loss expense under the CECL model of $14.3 million or $11.0 million, net of tax benefit. Performance ratios for 2019 include merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and the reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code of $20.6 million, or $16.3 million, net of tax benefit.
(3)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(6)Total loans receivable excludes loans held-for-sale.
(7)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(8)The loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $18.9 million, $28.0 million, and $30.3 million at December 31, 2021, 2020, and 2019, respectively.

Summary
Highlights of the Company’s financial results for the year ended December 31, 2021 were as follows:
Total assets increased by $291.3 million to $11.74 billion at December 31, 2021, from $11.45 billion at December 31, 2020. Cash and due from banks decreased by $1.07 billion to $204.9 million at December 31, 2021, from $1.27 billion at December

31, 2020, as excess liquidity was primarily used to fund loan growth and purchase securities. Total loans, excluding PPP loans of $22.9 million and $95.4 million at December 31, 2021 and December 31, 2020, respectively, increased by $939.2 million, to $8.60 billion at December 31, 2021, from $7.66 billion at December 31, 2020, primarily due to organic growth, primarily in commercial loans, and $302.0 million in purchases of residential real estate loan pools.
Deposits increased by $305.2 million to $9.73 billion at December 31, 2021, from $9.43 billion at December 31, 2020. The deposits growth is net of deposits sold of $100.9 million related to the sale of two branches in December 2021. Total deposits, excluding time deposits of $775.0 million at December 31, 2021 and $1.37 billion at December 31, 2020, increased by $903.0 million to $8.96 billion at December 31, 2021, from $8.05 billion at December 31, 2020 as a result of the Company’s efforts to improve the quality of deposits.
Net income available to common stockholders for the year ended December 31, 2021 was $106.1 million, or $1.78 per diluted share, as compared to $61.2 million, or $1.02 per diluted share for the prior year. Net income available to common stockholders for the year ended December 31, 2021 included merger related expenses, branch consolidation expenses, and a net gain on equity investments of $1.5 million, $12.3 million, and $7.1 million, respectively. These items decreased net income for the year ended December 31, 2021 by $5.1 million, net of tax. Net income for the year ended December 31, 2020 included a net gain on equity investments, merger related expenses, FHLB advance prepayment fees, branch consolidation expenses, gain on sale of PPP loans, and Two River and Country Bank opening credit loss expense under the CECL model of $20.9 million, $15.9 million, $14.3 million, $7.6 million, $5.1 million, and $2.4 million, respectively. These items decreased net income for the year ended December 31, 2020 by $11.0 million, net of tax. These items reduced diluted earnings per share by $0.08 and $0.18 for the years ended December 31, 2021 and 2020, respectively.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.92% at December 31, 2021.
Critical Accounting Policies and Estimates
Note 1. Summary of Significant Accounting Policies to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2021 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). Allowance for credit losses in accordance with ASU 2016-13 is a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2021.
Allowance for Credit Losses (“ACL”)
The Company’s methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level.
The quantitative component of the ACL involves assumptions that require a significant level of estimation; these include historical losses as a predictor of future performance, and the accuracy of macro-economic forecasts over a reasonable and supportable forecast period. The Company has elected to use an open pool method and extends its look back period each quarter to capture as many data points as possible in its historical loss rate calculation. A historical data set is expected to provide the best indication of future credit performance. Alternative loss calculation methods, such as vintage and migration methodologies, limit observable data to closed pools of loans, which excludes performance data from the historical loss rate calculation.
Macro-economic forecasts used in the quantitative analysis are provided by a leader in global forecasting. The Company uses the base case macro-economic forecast to reflect the consensus view of future economic conditions. Electing scenarios that are stronger or weaker than the base case would reduce or increase, respectively, the ACL measurement. The Company measures the accuracy of the macro-economic forecasts quarterly to identify any material deviations that would be considered for a qualitative adjustment. The Company assumes a reasonable and supportable forecast period of 8 quarters and a reversion period of 4 quarters based on the analysis of historical U.S. business cycles.
Prepayment and forward interest rate projections are also assumptions used in the quantitative model subject to estimation. These assumptions are consistent with the assumptions employed by the Company’s Interest Rate Risk (“IRR”) model. Changes in these assumptions have varying implications to the ACL measurement. For example, faster prepayment rates would shorten the life of loans and reduce the lifetime expected credit loss, whereas slower prepayment rates would have the inverse effect.
The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative loss factors are grounded in the Company’s long-term credit losses and reflect an assumption that past behavior is a reasonable predictor of future performance. The Company considers the peak two-year net charge off rate to capture maximum potential volatility over the reasonable and supportable forecast period. Historical losses that inform the guardrails for the qualitative adjustments are anchored to 2005 and extended annually. This period is intended to represent the credit profile of the current portfolio and capture prior performance in a severe economic recession. These guardrails are updated annually to capture recent behavior that is indicative of the credit profile of the current portfolio.
Management considers subjective, objective, and unique qualitative factors at each estimation date. Subjective factors incorporate external factors, personnel, and controls, as well as portfolio composition and performances. Subjective factors include local competition; portfolio nature, volume and concentration; credit trends; lending policy, procedure and loan review; lending management and staff; regulatory changes and forecast uncertainty. Objective factors address gaps in the quantitative model, such as the limited loss history and the inherent risk of Special Mention commercial real estate loans. Unique factors will capture one-time events, such as environmental threats and model updates that are expected to impact performance over the forecast period. Unique factors are identified, assessed, and documented in the quarter they are applied. The Company incorporated unique factors in 2021 to address macro-economic variable volatility and alternative economic forecast projections.

Although management believes that it uses the best information available to establish the ACL in conformity with GAAP, future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. For example, if the Company had elected a contemporaneous downside scenario where the macro-economic forecasts were weaker than the base case, the ACL measurement would have been approximately $5.2 million higher. This sensitivity scenario does not represent a change in the Company’s expectations of the economic environment but provides a hypothetical result to assess the sensitivity of the ACL to changes in key inputs.
Given the level of uncertainty and the material impact on the ACL measurement, all assumptions are reviewed and updated as necessary at each estimation date. Other than discussed above, there were no changes in the estimation methodology for these assumptions in 2021.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the years ended December 31, 2021, 2020, and 2019, interest income included net loan fees of $2.5 million and $6.0 million, and net loan costs of $672,000, respectively.
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2021, 2020 and 2019. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Year Ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$969,982	$1,258	0.13%	$613,971	$1,034	0.17%	$57,742	$1,299	2.25%
Securities (1)	1,517,649	25,597	1.69	1,159,764	29,353	2.53	1,048,779	27,564	2.63
Loans receivable, net (2)
Commercial	5,362,265	221,144	4.12	5,299,813	236,749	4.47	3,329,396	168,507	5.06
Residential real estate	2,309,790	79,696	3.45	2,465,740	93,120	3.78	2,204,931	87,729	3.98
Home equity loans and lines and other consumer	298,193	14,397	4.83	390,421	19,352	4.96	447,568	23,695	5.29
Allowance for loan credit losses, net of deferred loan costs and fees	(48,637)	—	—	(33,343)	—	—	(8,880)	—	—
Loans receivable, net (2)	7,921,611	315,237	3.98	8,122,631	349,221	4.30	5,973,015	279,931	4.69
Total interest-earning assets	10,409,242	342,092	3.29	9,896,366	379,608	3.84	7,079,536	308,794	4.36
Non-interest-earning assets	1,260,079			1,310,474			964,920
Total assets	$11,669,321			$11,206,840			$8,044,456
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,878,465	13,400	0.35%	$3,168,889	19,395	0.61%	$2,517,068	16,820	0.67%
Money market	769,157	1,105	0.14	677,554	2,902	0.43	605,607	4,919	0.81
Savings	1,581,472	631	0.04	1,449,982	2,505	0.17	906,086	1,195	0.13
Time deposits	985,328	10,074	1.02	1,531,857	23,488	1.53	929,488	15,498	1.67
Total	7,214,422	25,210	0.35	6,828,282	48,290	0.71	4,958,249	38,432	0.78
FHLB advances	—	—	—	413,290	7,018	1.70	387,925	8,441	2.18
Securities sold under agreements to repurchase	134,939	253	0.19	125,500	562	0.45	64,525	276	0.43
Other borrowings	228,600	11,291	4.94	207,386	10,787	5.20	98,095	5,674	5.78
Total borrowings	363,539	11,544	3.18	746,176	18,367	2.46	550,545	14,391	2.61
Total interest-bearing liabilities	7,577,961	36,754	0.49	7,574,458	66,657	0.88	5,508,794	52,823	0.96
Non-interest-bearing deposits	2,429,547			2,031,100			1,325,836
Non-interest-bearing liabilities	151,950			144,571			80,028
Total liabilities	10,159,458			9,750,129			6,914,658
Stockholders’ equity	1,509,863			1,456,711			1,129,798
Total liabilities and equity	$11,669,321			$11,206,840			$8,044,456
Net interest income		$305,338			$312,951			$255,971
Net interest rate spread (3)			2.80%			2.96%			3.40%
Net interest margin (4)			2.93%			3.16%			3.62%
Total cost of deposits (including non-interest-bearing deposits)			0.26%			0.55%			0.61%
Ratio of interest-earning assets to interest-bearing liabilities	137.36%			130.65%			128.51%

(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.
(3)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average interest-earning assets.

Rate Volume Analysis
The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. There were no out-of-period amounts excluded from the following table. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Compared to			Compared to
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$509	$(285)	$224	$1,950	$(2,215)	$(265)
Securities (1)	7,576	(11,332)	(3,756)	2,859	(1,070)	1,789
Loans receivable, net (2)
Commercial	2,812	(18,417)	(15,605)	89,831	(21,589)	68,242
Residential real estate	(5,640)	(7,784)	(13,424)	9,974	(4,583)	5,391
Home equity loans and lines and other consumer	(4,460)	(495)	(4,955)	(2,918)	(1,425)	(4,343)
Loans receivable, net (2)	(7,288)	(26,696)	(33,984)	96,887	(27,597)	69,290
Total interest-earning assets	797	(38,313)	(37,516)	101,696	(30,882)	70,814
Interest-bearing liabilities:
Interest-bearing checking	3,611	(9,606)	(5,995)	4,158	(1,583)	2,575
Money market	356	(2,153)	(1,797)	522	(2,539)	(2,017)
Savings	201	(2,075)	(1,874)	866	444	1,310
Time deposits	(6,935)	(6,479)	(13,414)	9,379	(1,389)	7,990
Total	(2,767)	(20,313)	(23,080)	14,925	(5,067)	9,858
FHLB advances	(3,509)	(3,509)	(7,018)	527	(1,950)	(1,423)
Securities sold under agreements to repurchase	40	(349)	(309)	273	13	286
Other borrowings	1,063	(559)	504	5,734	(621)	5,113
Total borrowings	(2,406)	(4,417)	(6,823)	6,534	(2,558)	3,976
Total interest-bearing liabilities	(5,173)	(24,730)	(29,903)	21,459	(7,625)	13,834
Net change in net interest income	$5,970	$(13,583)	$(7,613)	$80,237	$(23,257)	$56,980
(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.
Comparison of Financial Condition at December 31, 2021 and December 31, 2020
Total assets increased by $291.3 million to $11.74 billion at December 31, 2021, from $11.45 billion at December 31, 2020. Cash and due from banks decreased by $1.07 billion to $204.9 million at December 31, 2021, from $1.27 billion at December 31, 2020, as excess liquidity was primarily used to fund loan growth and purchase primarily mortgage- and asset-backed securities. Total debt securities increased by $586.9 million at December 31, 2021, as compared to December 31, 2020. Total loans, excluding PPP loans of $22.9 million and $95.4 million at December 31, 2021 and December 31, 2020, respectively, increased by $939.2 million, to $8.60 billion at December 31, 2021, from $7.66 billion at December 31, 2020, primarily due to loan originations, primarily in commercial loans, and $302.0 million in purchases of residential real estate loan pools.
Deposits increased by $305.2 million, to $9.73 billion at December 31, 2021, from $9.43 billion at December 31, 2020. The deposits growth is net of deposits sold of $100.9 million related to the sale of two branches in December 2021. Total deposits, excluding time deposits of $775.0 million at December 31, 2021 and $1.37 billion at December 31, 2020, increased by $903.0 million to $8.96 billion at December 31, 2021, from $8.05 billion at December 31, 2020 as a result of the Company’s efforts to improve the quality of deposits. The loans-to-deposit ratio at December 31, 2021 was 88.6%, as compared to 82.3% at December 31, 2020.
Stockholders’ equity increased to $1.52 billion at December 31, 2021, as compared to $1.48 billion at December 31, 2020. On June 25, 2021, the Company announced the authorization by the Board of Directors of the 2021 Stock Repurchase Program to repurchase up to an additional 3.0 million shares, which was approximately 5% of the Company’s outstanding common stock. For the year ended December 31, 2021, the Company repurchased 1,711,484 shares under its stock repurchase program at a weighted average cost of $21.07, and there were 3,307,661 shares available for repurchase at December 31, 2021 under the existing repurchase programs. Stockholders’ equity per common share increased to $25.63 at December 31, 2021, as compared to $24.57 at December 31, 2020.
Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020
General
Net income available to common stockholders for the year ended December 31, 2021 was $106.1 million, or $1.78 per diluted share, as compared to $61.2 million, or $1.02 per diluted share, for the prior year. Net income available to common stockholders for the year ended December 31, 2021 included merger related expenses, branch consolidation expenses, and a net gain on equity investments of $1.5 million, $12.3 million, and $7.1 million, respectively. These items decreased net income for the year ended December 31, 2021 by $5.1 million, net of tax. Net income available to common stockholders for the year ended December 31, 2020 included a net gain on equity investments, merger related expenses, FHLB advance prepayment fees, branch consolidation expenses, gain on sale of PPP loans, and Two River and Country Bank opening credit loss expense under the CECL model of $20.9 million, $15.9 million, $14.3 million, $7.6 million, $5.1 million, and $2.4 million, respectively. These items decreased net income for the year ended December 31, 2020 by $11.0 million, net of tax.
Interest Income
Interest income for the year ended December 31, 2021 decreased to $342.1 million, as compared to $379.6 million in the prior year. Average interest-earning assets increased by $512.9 million for the year ended December 31, 2021, as compared to the prior year, primarily concentrated in excess balance sheet liquidity and increased securities. Average loans receivable, net of allowance for loan credit losses, decreased by $201.0 million for the year ended December 31, 2021, as compared to the prior year, primarily due to reductions in PPP loans. The yield on average interest-earning assets decreased to 3.29% for the year ended December 31, 2021, as compared to 3.84% for the prior year, due to decreases in market interest rates and a higher percentage of assets in lower-yielding cash and due from banks and securities.
Interest Expense
Interest expense for the year ended December 31, 2021 was $36.8 million, as compared to $66.7 million in the prior year. Average interest-bearing liabilities increased $3.5 million for the year ended December 31, 2021, as compared to the prior year. For the year ended December 31, 2021, the cost of average interest-bearing liabilities decreased to 0.49%, from 0.88% in the prior year. The decrease was primarily due to repricing of deposit costs, maturities of higher-yielding time deposits, and repayment of all FHLB advances in 2020. The total cost of deposits (including non-interest bearing deposits) decreased to 0.26% for the year ended December 31, 2021, as compared to 0.55% for the prior year, due to decreases in market interest rates.
Net Interest Income and Margin
Net interest income for the year ended December 31, 2021 decreased to $305.3 million, as compared to $313.0 million for the prior year, as a result of the lower interest rate environment. Net interest margin decreased to 2.93% for the year ended December 31, 2021, from 3.16% for the prior year. The net interest margin compression was primarily due to the excess balance sheet liquidity and the lower interest rate environment.
Benefit/Provision for Credit Loss Expense
Credit loss benefit for the year ended December 31, 2021 was $11.8 million, as compared to credit loss expense of $59.4 million for the prior year. The credit loss benefit for the year ended December 31, 2021 was influenced by positive trends in the Bank’s asset quality combined with stabilizing trends in economic forecasts, including strong employment levels and modest GDP growth, partly offset by the continuing economic uncertainty related to COVID-19 variants.

Net loan recoveries were $461,000 for the year ended December 31, 2021, as compared to net loan charge-offs of $18.9 million in the prior year. The year ended December 31, 2020 included $14.6 million of charge-offs related to the sale of higher risk commercial loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans. Non-performing loans totaled $18.9 million at December 31, 2021, as compared to $36.4 million at December 31, 2020. The decrease was primarily due to loans that returned to accrual status and partly due to loans that were paid off.
Non-interest Income
Other income for the year ended December 31, 2021 decreased to $51.9 million, as compared to $73.9 million for the prior year. Other income for the year ended December 31, 2021 included a net gain of $7.1 million on equity investments, as compared to a net gain of $20.9 million on equity investments and a $5.1 million gain on the sale of PPP loans in the prior year. The remaining decrease of $3.1 million in other income was primarily due to decreases in commercial loan swap income of $4.0 million due to lower new swaps in 2021 and fees and service charges of $2.0 million, partly offset by increases in bankcard services of $1.9 million, due to lower card activity in the prior year as a result of the pandemic, and income from bank owned life insurance of $408,000.
Non-interest Expense
Operating expenses for the year ended December 31, 2021 decreased to $226.9 million, as compared to $246.4 million in the prior year. Operating expenses for the year ended December 31, 2021 included $13.8 million of merger related and branch consolidation expenses, as compared to $37.8 million of merger related expenses, branch consolidation expenses, and FHLB advance prepayment fees in the prior year. The remaining increase of $4.4 million in operating expenses for the year ended December 31, 2021, as compared to the prior year, was primarily due to increases in compensation and benefits expense of $5.9 million, data processing expense of $4.1 million, and federal deposit insurance and regulatory assessments of $1.3 million. The expense increases were partially due to additional funding for the Company’s ESOP plan, expenses related to the Company’s core conversion, and becoming a large bank for purposes of the Bank’s FDIC insurance assessment calculator. These increases were partly offset by decreases in equipment expense of $2.3 million, professional fees of $1.2 million, other operating expense of $1.0 million, marketing expense of $948,000, and amortization of core deposit intangible of $733,000.
Income Tax Expense
The provision for income taxes for the year ended December 31, 2021 was $32.2 million, as compared to $17.7 million for the prior year. The effective tax rate was 22.6% for the year ended December 31, 2021, as compared to 21.9% for the prior year.
Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019
General
Net income available to common stockholders for the year ended December 31, 2020 was $61.2 million, or $1.02 per diluted share, as compared to net income of $88.6 million, or $1.75 per diluted share for the prior year. Net income for the year ended December 31, 2020 includes a net gain on equity investments, merger related expenses, FHLB advance prepayment fees, branch consolidation expenses, a gain on sale of PPP loans, and Two River and Country Bank opening credit loss expense under the CECL model of $20.9 million, $15.9 million, $14.3 million, $7.6 million, $5.1 million and $2.4 million, respectively . These items decreased net income for the year ended December 31, 2020 by $11.0 million, net of tax. Net income for the year ended December 31, 2019 included merger related expenses, branch consolidation expenses, non-recurring professional fees, compensation expense due to the retirement of an executive officer, and reduction in income tax expense from the revaluation of state deferred tax assets as a result of a change in the New Jersey tax code of $10.5 million, $9.1 million, $2.0 million, $1.3 million and $2.2 million, respectively. These items decreased net income for the year ended December 31, 2019 by $16.3 million, net of tax. The annual results were impacted by the COVID-19 pandemic, through higher credit losses, net interest margin compression and increased operating expenses.
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
Net Interest Income and Margin
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
Provision for Credit Loss Expense
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
Non-interest Income
For the year ended December 31, 2020, other income increased to $73.9 million, as compared to $42.2 million in the prior year. Other income for the year ended December 31, 2020 included $20.9 million of a net gain on equity investments and $5.1 million of a gain on sale of PPP loans. The remaining increase in other income was due to increases in commercial loan swap income of $2.8 million, net gain on sales of loans of $2.5 million, net gain on real estate operations of $981,000, and bankcard services of $577,000, partly offset by a decrease in fees and service charges of $4.4 million due to the waiver of certain fees during the COVID-19 pandemic.
Non-interest Expense
Operating expenses increased to $246.4 million for the year ended December 31, 2020, as compared to $189.1 million in the prior year. Operating expenses for the year ended December 31, 2020 included $15.9 million of merger related expenses, $14.3 million of FHLB advance prepayment fees, and $7.6 million of branch consolidation expenses, as compared to $10.5 million of merger related expenses, $9.1 million of branch consolidation expenses, $2.0 million of non-recurring professional fees, and $1.3 million of compensation expense due to the retirement of an executive officer in the prior year. The remaining change in operating expenses over the prior year was primarily due to the acquisitions of Two River and Country Bank, which added $29.3 million for the year ended December 31, 2020. The remaining increase in operating expenses for the year ended December 31, 2020 was primarily due to increases in compensation and benefits expense of $7.6 million, operating expenses attributable to the COVID-19 pandemic of $4.5 million, professional fees of $3.6 million, and federal deposit insurance expense of $2.0 million, partly offset by decreases in equipment expense of $1.8 million, occupancy expense of $1.6 million, and check card processing of $680,000.
Income Tax Expense
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

Liquidity and Capital Resources
The primary sources of liquidity specifically available to OceanFirst Financial Corp. are dividends from the Bank, the issuance of preferred and common stock, and debt. For the year ended December 31, 2021, the holding company received dividend payments of $40.0 million from the Bank. At December 31, 2021, OceanFirst Financial Corp. held $72.3 million in cash. The Company’s cash needs for the year ended December 31, 2020 were also satisfied by net proceeds from the issuance of subordinated notes and preferred stock.
Subsequent to December 31, 2021, the Company has provided notice to its trustee that it will redeem $35.0 million of subordinated debt due September 30, 2026 as of March 30, 2022. The debt currently carries an interest rate of 4.14% based on a floating rate of three months LIBOR plus 392 basis points.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans, FHLB advances, access to the Federal Reserve discount window, other borrowings, investment maturities, and proceeds from the sale of loans and investments. While scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions.
At December 31, 2021 and 2020, the Bank had no outstanding overnight borrowings from the FHLB. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. There were also no FHLB term advances at December 31, 2021 and 2020.
The Company’s cash needs for the year ended December 31, 2021 were primarily satisfied by the increase in deposits, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities, purchases of residential loan pools, loan originations, and payment for sale of branches. The Company’s cash needs for the year ended December 31, 2020 were primarily satisfied by the increase in deposits, net proceeds from the issuance of subordinated notes and preferred stock, principal payments on mortgage-backed securities, proceeds from maturities and calls of debt securities, proceeds from sales of loans, and acquired cash from acquisitions. The cash was principally utilized for repayment of FHLB advances, loan originations, the repayment of short-term borrowings, and the purchase of debt and equity securities.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At December 31, 2021, outstanding commitments to originate loans totaled $671.0 million and outstanding undrawn lines of credit totaled $1.37 billion, of which $1.01 billion were commitments to commercial and commercial construction borrowers and $358.6 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. These commitments are further discussed in Note 13 Commitments, Contingencies and Concentrations of Credit Risk, to the Consolidated Financial Statements.
Time deposits scheduled to mature in one year or less totaled $552.7 million at December 31, 2021. Management is optimistic about its ability to retain funds from maturing time deposits and placing them in market comparable deposit products.
At December 31, 2021, the Company also had various contractual obligations, which included debt obligations of $347.9 million, purchase obligations of $69.3 million, and lease obligations of $19.9 million. Refer to Note 9 Borrowed Funds and Note 17 Leases to the Consolidated Financial Statements for further discussion of debt obligations and lease obligations, respectively. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users, and other factors. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company has a detailed contingency funding plan and obtain comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Company and the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Company and Bank continues to maintain significant liquidity under all stress scenarios.

Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. The Company suspended its repurchase activity on February 28, 2020 in light of the COVID-19 pandemic, and subsequently recommenced repurchases in February 2021. For the year ended December 31, 2021, the Company repurchased 1,711,484 shares of its common stock at a total cost of $36.1 million. For the year ended December 31, 2020, the Company repurchased 648,851 shares of its common stock at a total cost of $14.8 million. At December 31, 2021, there were 3,307,661 shares available to be repurchased under the stock repurchase programs.
Cash dividends on common stock declared and paid during the year ended December 31, 2021 were $40.5 million, as compared to $40.8 million for the prior year. On January 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend was paid on February 18, 2022 to common stockholders of record at the close of business on February 7, 2022.
Cash dividends on preferred stock declared and paid during the year ended December 31, 2021 were $4.0 million, as compared to $2.1 million for the prior year. The Company’s Board of Directors also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, paid on February 15, 2022 to preferred stockholders of record on January 31, 2022.
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
At December 31, 2021, the Company maintained stockholders’ equity of $1.52 billion for a stockholders’ equity to total assets ratio of 12.92%.
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2021
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”. These ASUs provide guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The updates provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In addition, the updates provide optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. These ASUs are effective for all companies as of March 31, 2020 through December 31, 2022. Once elected for a Topic or an Industry Subtopic, the amendments in these updates must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted the temporary relief and optional expedients provided under these ASUs as of December 31, 2021 and will be applied prospectively until December 31 2022, except where otherwise permitted by the standard.
The Company has exposure to LIBOR-based products within its commercial lending and corporate treasury functions. As of December 31, 2021, the Company ceased issuing LIBOR-based products and has transitioned to alternative reference rates, including, but not limited to, SOFR, Bloomberg published Bloomberg Short-Term Bank Yield Index, and Prime (collectively with other indices, “Alternative Rates”).
To prepare for the transition to Alternative Rates, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to Alternative Rates. The project team provides updates to executive leadership and the Board.

The Company’s LIBOR transition plan is organized around key work streams, including continued engagement with regulators, industry working groups, counterparties, and clients, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things.
For the tenors of U.S. dollar LIBOR utilized by the Company, the administrator of LIBOR extended publication until June 30, 2023. The Company has developed a transition plan for existing LIBOR-based products that are not expected to mature or settle prior to the cessation date. Contract language for existing loans, securities, derivatives, and borrowings is under review and certain contracts will need updated provisions for the transition. The Company has plans for impacted lines of business to remediate these contracts, train impacted teammates, and provide timely notice to clients and counterparties. The Company may not be in a position to remediate or exit certain contracts, such as certain securities owned, and may be unable to completely remove exposure to LIBOR prior to the cessation date.
Current fallback language used for recent, renewed, and modified contracts is generally consistent with ARRC recommendations and includes use of “hardwired fallback” language, where appropriate. The Company continues to manage the impact of these contracts and other financial instruments, systems implications, hedging strategies, and related operational and market risks on established project plans for business and operational readiness for the transition.
In January 2020, FASB issued ASU 2020-01, an update to Topic 321 Investments, Topic 323 Joint Ventures, and Topic 815 Derivatives and Hedging. The update clarifies the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting in accordance with Topic 321. In addition, the update clarifies scope considerations for forward contracts and purchased options on certain securities. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2020. The adoption of this standard did not have an impact on the Company’s financial statements.
Recent Accounting Pronouncements
In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” As part of an initiative to reduce complexity in accounting standards for income taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.
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
Management of Interest Rate Risk (“IRR”)
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the IRR inherent in its lending, investment, deposit-taking, and funding activities. The Company’s profitability is affected by fluctuations in interest rates. Changes in interest rates may negatively or positively impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages IRR. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a substantial impact on the earnings of the Company.
The principal objectives of the IRR management function are to evaluate the IRR inherent in the Company’s business; determine the level of risk appropriate given the Company’s business focus, operating environment, capital, and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. The Company’s Board has established an Asset Liability Committee (“ALCO”) consisting of members of management, responsible for reviewing asset liability policies and the IRR position. ALCO meets monthly and reports the Company’s IRR position and trends to the Board on a regular basis.

The Company utilizes a number of strategies to manage IRR including, but not limited to: (1) managing the origination, purchase, sale, and retention of various types of loans with differing IRR profiles; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; (3) selectively purchasing interest rate swaps converting the rates for customer loans to manage individual loans and the Bank’s overall IRR profile; (4) managing the investment portfolio IRR profile; and (5) managing the maturities and rate structures of borrowings. During 2021, the Company generally retained newly originated mortgage loans in its portfolio. However, in 2020, the Company sold most of its 30-year fixed-rate residential real estate loan originations in the secondary market. The Company currently does not participate in financial futures contracts, interest rate swaps (other than for commercial loans for customers), or other activities involving the use of off-balance-sheet derivative financial instruments, but may do so in the future to manage IRR.
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
Interest rate sensitivity is monitored through the use of an IRR model. Prepayment, rate sensitivity, and average life assumptions can have a significant impact on the IRR model results. There can be no assurance that those assumptions will be realized.
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2021, which were estimated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At December 31, 2021, the Company’s one-year gap was positive 14.15%, as compared to positive 18.05% at December 31, 2020. The decrease was primarily due to deployment of cash into loans and debt and equity securities. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2021 on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments, and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals.

At December 31, 2021	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$51,454	$1,430	$1,730	$—	$—	$54,614
Debt securities	457,897	204,791	332,641	273,661	444,432	1,713,422
Equity investments	—	250	30,241	34,817	35,847	101,155
Restricted equity investments	—	—	—	—	53,195	53,195
Loans receivable (1)	2,305,614	1,303,970	2,208,622	1,462,527	1,342,137	8,622,870
Total interest-earning assets	2,814,965	1,510,441	2,573,234	1,771,005	1,875,611	10,545,256
Interest-bearing liabilities:
Interest-bearing checking accounts	1,514,309	204,188	471,815	382,170	1,629,254	4,201,736
Money market deposit accounts	70,139	48,349	112,434	91,943	413,225	736,090
Savings accounts	85,891	134,368	300,813	235,604	851,257	1,607,933
Time deposits	170,811	381,855	178,053	29,956	14,326	775,001
Securities sold under agreements to repurchase and other borrowings	223,068	156	450	123,493	743	347,910
Total interest-bearing liabilities	2,064,218	768,916	1,063,565	863,166	2,908,805	7,668,670
Interest sensitivity gap (2)	$750,747	$741,525	$1,509,669	$907,839	$(1,033,194)	$2,876,586
Cumulative interest sensitivity gap	$750,747	$1,492,272	$3,001,941	$3,909,780	$2,876,586	$2,876,586
Cumulative interest sensitivity gap as a percent of total interest-earning assets	7.12%	14.15%	28.47%	37.08%	27.28%	27.28%
(1)For purposes of the gap analysis, loans receivable includes loans held-for-sale and non-performing loans gross of the allowance for loan credit losses for loans, unamortized discounts, and deferred loan fees.
(2)Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.
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
Another method of analyzing an institution’s exposure to IRR is by measuring the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. The EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the fair value of assets in the same scenario. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios.

The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2021 and 2020 (dollars in thousands).

	December 31, 2021					December 31, 2020
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
300	$1,817,134	24.5%	16.7%	$346,723	10.3%	$1,890,335	38.5%	17.3%	$340,098	16.2%
200	1,738,602	19.1	15.6	336,816	7.1	1,752,255	28.4	15.7	325,436	11.2
100	1,621,984	11.1	14.2	325,960	3.7	1,578,917	15.7	13.9	309,644	5.8
Static	1,459,706	—	12.5	314,395	—	1,365,119	—	11.8	292,572	—
(100)	1,230,947	(15.7)	10.3	299,994	(4.6)	1,074,346	(21.3)	9.2	284,763	(2.7)
The change in interest rate sensitivity year over year was impacted by the deployment of cash into loans and investments.
As is the case with the gap calculation, certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s EVE and net interest income and can be expected to differ from actual results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC 326, Financial Instruments – Credit Losses.
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

    Allowance for credit losses for loans evaluated on a collective portfolio segment basis

As discussed in Notes 1 and 5 in the consolidated financial statements, the Company’s allowance for credit losses (collective ACL) for loans evaluated on a collective portfolio segment basis was $48.6 million as of December 31, 2021. The Company’s methodology to measure the collective ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component of the loss estimation process utilizes a model, which includes the calculation of loss rates using an open pool method. Under this quantitative model, the Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The Company segments the commercial loan portfolios by risk rating and the residential and consumer loan portfolios by delinquency. The historical loss rate is adjusted for the economic forecast of select macroeconomic variables that consider both historical trends as well as forecasted trends for a single economic scenario. The adjusted loss rate is calculated for a reasonable and supportable forecast period and then reverts to the historical loss rate on a straight-line basis. The adjusted loss rate is then applied to the exposure at default on an undiscounted basis. The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative component of the loss estimation process. Qualitative loss factors are based on judgments of Company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, performance trends, regulatory changes, uncertainty in economic forecasts and other asset specific risk characteristics.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including methods and models used to estimate the (1) quantitative loss rates and the related significant assumptions, including the period of historical loan level loss experience, the economic forecast of select macroeconomic variables, and credit risk ratings for commercial loans, and (2) the qualitative loss factors, including the significant assumptions consisting of the adjustments made to account for the Company specific data, changes in underlying loan composition of specific portfolios, uncertainty of economic forecasts and other asset specific risk characteristics. The assessment also included an evaluation of the performance monitoring of the open pool loss-rate methodology utilized to develop a lifetime loss estimate. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•evaluation of the collective ACL methodology, including the appropriateness of the open pool loss-rate method
•identification and determination of the significant assumptions used in the quantitative model
•evaluation of risk ratings for commercial loans
•performance monitoring of the open pool loss-rate methodology
•evaluation of the qualitative factors, including the significant assumptions used in the measurement of those qualitative factors
•analysis of the collective ACL results, trends and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain methods, assumptions and data that the Company used, and considered the relevance and reliability of such sources of data. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the judgments made by the Company relative to the development and performance testing of the open pool loss rate methodology by comparing them to relevant metrics and trends and the applicable industry and regulatory practices
•evaluating the selection of the economic forecast scenario by comparing it to forecasts frequently used in the Company’s industry.
•testing the period of historical loan level loss experience to evaluate the length of each period by comparison to the Company’s available reliable data and applicable industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.
/s/ KPMG LLP

We have served as the Company’s auditor since 1989.

Short Hills, New Jersey
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited OceanFirst Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, statements of changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Short Hills, New Jersey
February 25, 2022

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$204,949	$1,272,134
Debt securities available-for-sale, at estimated fair value (encumbered $293,968 at December 31, 2021 and $5,339 at December 31, 2020)	568,255	183,302
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,467 at December 31, 2021 and $1,715 at December 31, 2020 (estimated fair value of $1,152,744 at December 31, 2021 and $968,466 at December 31, 2020) (encumbered $756,706 at December 31, 2021 and $418,719 at December 31, 2020)	1,139,193	937,253
Equity investments (encumbered $40,122 at December 31, 2021)	101,155	107,079
Restricted equity investments, at cost	53,195	51,705
Loans receivable, net of allowance for loan credit losses of $48,850 at December 31, 2021 and $60,735 at December 31, 2020	8,583,352	7,704,857
Loans held-for-sale	—	45,524
Interest and dividends receivable	32,606	35,269
Other real estate owned	106	106
Premises and equipment, net	125,828	107,094
Bank owned life insurance	259,207	265,253
Assets held for sale	6,229	5,782
Goodwill	500,319	500,319
Core deposit intangible	18,215	23,668
Other assets	147,007	208,968
Total assets	$11,739,616	$11,448,313
Liabilities and Stockholders’ Equity
Deposits	$9,732,816	$9,427,616
Securities sold under agreements to repurchase with retail customers	118,769	128,454
Other borrowings	229,141	235,471
Advances by borrowers for taxes and insurance	20,305	17,296
Other liabilities	122,032	155,346
Total liabilities	10,223,063	9,964,183
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 57,370 shares issued at both December 31, 2021 and December 31, 2020	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,535,381 and 61,040,894 shares issued at December 31, 2021 and December 31, 2020, respectively; and 59,175,046 and 60,392,043 shares outstanding at December 31, 2021 and December 31, 2020, respectively	611	609
Additional paid-in capital	1,146,781	1,137,715
Retained earnings	442,306	378,268
Accumulated other comprehensive (loss) income	(2,821)	621
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(8,615)	(7,433)
Treasury stock, 2,360,335 and 648,851 shares at December 31, 2021 and December 31, 2020, respectively	(61,710)	(25,651)
Total stockholders’ equity	1,516,553	1,484,130
Total liabilities and stockholders’ equity	$11,739,616	$11,448,313
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	For the Year Ended December 31,
	2021	2020	2019
Interest income:
Loans	$315,237	$349,221	$279,931
Debt securities	22,033	24,116	23,811
Equity investments and other	4,822	6,271	5,052
Total interest income	342,092	379,608	308,794
Interest expense:
Deposits	25,210	48,290	38,432
Borrowed funds	11,544	18,367	14,391
Total interest expense	36,754	66,657	52,823
Net interest income	305,338	312,951	255,971
Credit loss (benefit) expense	(11,832)	59,404	1,636
Net interest income after credit loss (benefit) expense	317,170	253,547	254,335
Other income:
Bankcard services revenue	13,360	11,417	10,263
Trust and asset management revenue	2,336	2,052	2,102
Fees and service charges	13,833	15,808	18,500
Net gain on sales of loans	3,186	8,278	16
Net gain on equity investments	7,145	21,214	267
Net (loss) gain from other real estate operations	(15)	35	(330)
Income from bank owned life insurance	6,832	6,424	5,420
Commercial loan swap income	4,095	8,080	5,285
Other	1,159	618	642
Total other income	51,931	73,926	42,165
Operating expenses:
Compensation and employee benefits	120,014	114,155	89,912
Occupancy	20,481	20,782	17,159
Equipment	5,443	7,769	7,719
Marketing	2,169	3,117	3,469
Federal deposit insurance and regulatory assessments	6,155	4,871	2,227
Data processing	21,570	17,467	14,814
Check card processing	5,182	5,458	5,956
Professional fees	11,043	12,247	9,338
Federal Home Loan Bank (“FHLB”) advance prepayment fees	—	14,257	—
Amortization of core deposit intangible	5,453	6,186	4,027
Branch consolidation expense	12,337	7,623	9,050
Merger related expenses	1,503	15,947	10,503
Other operating expense	15,510	16,552	14,968
Total operating expenses	226,860	246,431	189,142
Income before provision for income taxes	142,241	81,042	107,358
Provision for income taxes	32,165	17,733	18,784
Net income	110,076	63,309	88,574
Dividends on preferred shares	4,016	2,097	—
Net income available to common stockholders	$106,060	$61,212	$88,574
Basic earnings per share	$1.79	$1.02	$1.77
Diluted earnings per share	$1.78	$1.02	$1.75
Average basic shares outstanding	59,406	59,919	50,166
Average diluted shares outstanding	59,649	60,072	50,746

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$110,076	$63,309	$88,574
Other comprehensive income:
Unrealized (loss) gain on debt securities (net of tax benefit of $1,142 in 2021, and tax expense of $411 and $470 in 2020 and 2019, respectively)	(3,837)	1,039	1,655
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $272, $310 and $404 in 2021, 2020, and 2019, respectively)	395	446	587
Reclassification adjustment for gains included in net income (net of tax expense of $101 in 2020)	—	344	—
Total other comprehensive (loss) income	(3,442)	1,829	2,242
Total comprehensive income	106,634	65,138	90,816
Less: Dividends on preferred shares	4,016	2,097	—
Total comprehensive income available to common stockholders	$102,618	$63,041	$90,816

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
For the Years Ended December 31, 2021, 2020 and 2019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2018	$—	$483	$757,963	$305,056	$(3,450)	$(9,857)	$(10,837)	$1,039,358
Net income	—	—	—	88,574	—	—	—	88,574
Other comprehensive income, net of tax	—	—	—	—	2,242	—	—	2,242
Stock awards	—	2	3,859	—	—	—	—	3,861
Allocation of ESOP stock	—	—	366	—	—	1,209	—	1,575
Cash dividend – $0.68 per share	—	—	—	(34,241)	—	—	—	(34,241)
Exercise of stock options	—	2	2,054	(721)	—	—	—	1,335
Acquisition of Capital Bank of New Jersey	—	32	76,449	—	—	—	—	76,481
Purchase 1,127,557 shares of common stock	—	—	—	—	—	—	(26,066)	(26,066)
Balance at December 31, 2019	—	519	840,691	358,668	(1,208)	(8,648)	(36,903)	1,153,119
Net income	—	—	—	63,309	—	—	—	63,309
Other comprehensive income, net of tax	—	—	—	—	1,829	—	—	1,829
Stock awards	—	2	4,256	—	—	—	—	4,258
Effect of adopting ASU No. 2016-13	—	—	—	(4)	—	—	—	(4)
Allocation of ESOP stock	—	—	(80)	—	—	1,215	—	1,135
Cash dividend – $0.68 per share	—	—	—	(40,820)	—	—	—	(40,820)
Exercise of stock options	—	2	2,027	(788)	—	—	—	1,241
Purchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)	(14,814)
Proceeds from preferred stock issuance, net of costs	1	—	55,528		—	—	—	55,529
Preferred stock dividend	—	—	—	(2,097)	—	—	—	(2,097)
Acquisition of Two River Bancorp	—	42	122,501	—	—	—	26,066	148,609
Acquisition of Country Bank Holding Company	—	44	112,792	—	—	—		112,836
Balance at December 31, 2020	1	609	1,137,715	378,268	621	(7,433)	(25,651)	1,484,130
Net income	—	—	—	110,076	—	—	—	110,076
Other comprehensive loss, net of tax	—	—	—	—	(3,442)	—	—	(3,442)
Stock awards	—	—	5,415	—	—	—	—	5,415
Acquisition of common stock by ESOP	—	—	—	—	—	(3,200)		(3,200)
Allocation of ESOP stock	—	—	179	—	—	2,018	—	2,197
Cash dividend – $0.68 per share	—	—	—	(40,494)	—	—	—	(40,494)
Exercise of stock options	—	2	3,472	(1,528)	—	—	—	1,946
Purchase 1,711,484 shares of common stock	—	—	—	—	—	—	(36,059)	(36,059)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	(4,016)
Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$1,516,553

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$110,076	$63,309	$88,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	9,357	8,453	8,363
Allocation of ESOP stock	2,197	1,135	1,575
Stock compensation	5,415	4,258	3,861
Net excess tax expense (benefit) on stock compensation	93	123	(357)
Amortization of core deposit intangible	5,453	6,186	4,027
Net accretion of purchase accounting adjustments	(14,484)	(21,557)	(14,094)
Amortization of servicing asset	72	93	42
Net premium amortization in excess of discount accretion on securities	8,466	2,997	3,232
Net amortization of deferred costs on borrowings	824	553	216
Net amortization of deferred costs and discounts on loans	1,242	4,872	1,584
Credit loss (benefit) expense	(11,832)	59,404	1,636
Deferred tax provision (benefit)	3,608	(4,615)	16,053
Net (gain) loss on sale and write-down of other real estate owned	—	(390)	20
Net write-down of fixed assets held-for-sale to net realizable value	7,787	3,853	7,532
Net gain on sale of fixed assets	—	(6)	(27)
Net gain on equity investments	(7,145)	(21,214)	(267)
Net gain on sales of loans	(3,186)	(8,278)	(16)
Proceeds from sales of residential loans held for sale	102,648	171,263	1,023
Residential loans originated for sale	(53,938)	(213,428)	(1,007)
Increase in value of bank owned life insurance	(6,832)	(6,424)	(5,420)
Net (gain) loss on sale of assets held for sale	(318)	(21)	17
Decrease (increase) in interest and dividends receivable	2,663	(9,434)	(397)
Decrease (increase) in other assets	33,093	17,030	(32,871)
(Decrease) increase in other liabilities	(35,287)	74,494	16,948
Total adjustments	49,896	69,347	11,673
Net cash provided by operating activities	159,972	132,656	100,247
Cash flows from investing activities:
Net increase in loans receivable	(556,449)	(428,444)	(215,881)
Purchases of loans receivable	(301,954)	—	(101,674)
Premiums paid on purchased loan pools	(8,874)	—	—
Proceeds from sale of loans	825	449,462	5,901
Purchase of debt securities available-for-sale	(510,070)	(77,519)	(60,158)
Purchase of debt securities held-to-maturity	(447,447)	(224,073)	(4,381)
Purchase of equity investments	(86,462)	(96,519)	(214)
Proceeds from maturities and calls of debt securities available-for-sale	103,720	43,503	29,299
Proceeds from maturities and calls of debt securities held-to-maturity	38,042	53,959	43,256
Proceeds from sales of debt securities available-for-sale	3,000	10,598	—
Proceeds from sales of debt securities held-to-maturity	—	12,450	—
Proceeds from sales of equity investments	98,777	16,978	—
Principal repayments on debt securities available-for-sale	—	306	503
Principal repayments on debt securities held-to-maturity	215,734	186,687	123,833
Proceeds from bank owned life insurance	12,878	1,022	870

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from investing activities (continued):
Proceeds from the redemption of restricted equity investments	2,200	78,190	122,535
Purchases of restricted equity investments	(3,267)	(59,525)	(127,794)
Proceeds from sales of other real estate owned	—	855	2,060
Proceeds from sales of assets held-for-sale	3,544	1,169	2,353
Purchases of premises and equipment	(42,039)	(14,728)	(5,075)
Cash held in escrow for acquisitions	—	—	(46,950)
Cash consideration received for acquisition	—	23,460	59,395
Net cash used in investing activities	(1,477,842)	(22,169)	(172,122)
Cash flows from financing activities:
Net increase in deposits	407,569	1,507,943	65,687
Net payment for sale of branches	(86,282)	—	—
(Decrease) increase in short-term borrowings	(9,685)	(226,018)	105,979
Proceeds from FHLB advances	—	525,000	80,000
Repayments of FHLB advances	—	(840,200)	(106,618)
Net proceeds from issuance of subordinated notes	—	122,180	—
Proceeds from Federal Reserve Bank advances	—	53,778	—
Repayments from Federal Reserve Bank advances	—	(53,778)	—
Repayments of other borrowings	(7,612)	(8,109)	(263)
Increase (decrease) in advances by borrowers for taxes and insurance	3,009	(2,803)	(182)
Exercise of stock options	1,946	1,241	1,335
Payment of employee taxes withheld from stock awards	(1,183)	(2,084)	(2,858)
Purchase of treasury stock	(36,059)	(14,814)	(26,066)
Net proceeds from the issuance of preferred stock	—	55,529	—
Acquisition of common stock by ESOP	(3,200)	—	—
Dividends paid	(44,510)	(42,917)	(34,241)
Net cash provided by financing activities	223,993	1,074,948	82,773
Net (decrease) increase in cash and due from banks and restricted cash	(1,093,877)	1,185,435	10,898
Cash and due from banks and restricted cash at beginning of year	1,318,661	133,226	122,328
Cash and due from banks and restricted cash at end of year	$224,784	$1,318,661	$133,226
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$1,272,134	$120,544	$120,792
Restricted cash at beginning of year	46,527	12,682	1,536
Cash and due from banks and restricted cash at beginning of year	$1,318,661	$133,226	$122,328
Cash and due from banks at end of year	$204,949	$1,272,134	$120,544
Restricted cash at end of year	19,835	46,527	12,682
Cash and due from banks and restricted cash at end of year	$224,784	$1,318,661	$133,226
Cash paid during the year for:
Interest	$37,381	$66,454	$52,315
Income taxes	50,524	5,742	20,006
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	667	756	991
Net loan (recoveries) charge-offs	(442)	18,859	1,361
Transfer of premises and equipment to assets held-for-sale	4,035	3,953	2,189
Transfer of debt securities from available-for-sale to held-to-maturity	12,721	—	—
Transfer of loans receivable to other real estate owned	—	106	963
Transfer of loans receivable to loans held-for-sale	—	444,543	—

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Securities	$—	$208,880	$103,775
Restricted equity investments	—	5,334	313
Loans	—	1,558,480	307,778
Premises and equipment	—	9,744	3,389
Accrued interest receivable	—	4,161	1,390
Bank owned life insurance	—	22,440	10,460
Deferred tax asset	—	41	3,967
Other assets	—	10,073	1,278
Goodwill and other intangible assets, net	—	139,501	38,875
Total non-cash assets acquired	$—	$1,958,654	$471,225
Liabilities assumed:
Deposits	$—	$1,594,403	$449,018
Borrowings	—	92,618	—
Other liabilities	—	33,648	5,121
Total liabilities assumed	$—	$1,720,669	$454,139
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., and the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, CBNJ Investments Corp., Country Property Holdings, Inc., and TRCB Investment Corp. Certain other subsidiaries were dissolved in 2020 and are included in the consolidated financial statements for prior periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain amounts previously reported have been reclassified to conform to the current year’s presentation.
Business
The Bank provides a range of community banking services to retail and commercial customers through a network of branches and offices throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, Washington D.C., and Boston. The Bank is subject to competition from other financial institutions and certain technology companies. It is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of the accompanying consolidated financial statements, in conformity with these accounting principles, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current and forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes, including in the economic environment, will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash items in the process of collection, and interest-bearing deposits in other financial institutions. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include debt securities held-to-maturity (“HTM”), and debt securities available-for-sale (“AFS”). Debt securities include U.S. government and agency obligations, state and municipal obligations, corporate debt securities, asset-backed securities, and mortgage-backed securities (“MBS”). Mortgage-backed securities include: agency residential mortgage-backed securities which are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Government National Mortgage Association (“GNMA”); agency commercial mortgage-backed securities which are issued and guaranteed by Small Business Administration (“SBA”), or agency commercial mortgage-backed securities (“ACMBS”); and non-agency commercial mortgage-backed securities which are issued and guaranteed by commercial mortgage-backed securities (“CMBS”), and collateralized mortgage obligations (“CMOs”).
Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell a security and the Company would not be required to sell such a security prior to maturity, the securities can be classified as HTM debt securities. Such securities are stated at amortized cost. Securities in the AFS category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of other comprehensive income. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Gains or losses on the sale of such securities are included in other income using the specific identification method.
During 2021 and 2013, the Company transferred securities from AFS to HTM. Unrealized gains or losses at the time of transfer will continue to be reflected in accumulated other comprehensive income, net of subsequent amortization, which is being recognized over the remaining life of the securities.
Equity investments with readily determinable fair value are reported at fair value, with changes in fair value reported in net income. Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Credit Losses for Available-for-Sale Debt Securities
As of January 1, 2020, the Company adopted ASC 326-30, Available-for-Sale Debt Securities. The adoption retained the fundamental nature of other-than-temporary impairment (“OTTI”) – that entities recognize securities credit losses only once securities become impaired. An AFS debt security is considered impaired when amounts are deemed uncollectible or when the Company intends, or more likely than not will be required to sell, the AFS debt security before recovery of the amortized cost basis.
If a determination is made that an AFS debt security is impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as a securities credit loss expense through an allowance for securities credit losses. The securities credit loss expense will be limited to the difference between the security’s amortized cost basis and fair value and any future changes may be reversed, limited to the amount previously expensed, in the period they occur. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the estimated fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, and the expected recovery period.
On a quarterly basis the Company evaluates the AFS debt securities for impairment. Securities that are in an unrealized loss position are reviewed to determine if a securities credit loss exists based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether an impairment exists include: (a) the extent to which the fair value is less than the amortized cost basis, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security.
Loans Receivable
Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, plus unamortized premiums less unearned discounts, net of deferred loan origination and commitment fees and costs, and the associated allowance for loan credit losses.
Loan origination and commitment fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the specifically identified loans, adjusted for actual prepayments. For each loan class, a loan is considered past due when a payment has not been received in accordance with the contractual terms. Loans which are more than 90 days past due, and other loans in the process of foreclosure, are placed on non-accrual status. Interest income previously accrued on these loans, but not yet received, is reversed in the current period. Any interest subsequently collected is credited to income in the period of recovery only after the full principal balance has been brought current and has returned to accrual status. A loan is returned to accrual status when all amounts due have been received, payments remain current for a period of six months, and the remaining principal and interest are deemed collectible.
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
The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL. For loans under forbearance as a result of Coronavirus Disease 2019 (“COVID-19”), the Company made a policy election to include the accrued interest receivable related to such loans in the amortized cost basis and therefore includes it in the measurement of the ACL. Accrued interest receivable related to loans at December 31, 2021 was $26.2 million, of which $4.4 million related to forbearance loans.
Expected credit losses are reflected in the ACL through a charge to credit loss expense. The Company’s estimate of the ACL reflects credit losses currently expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific financial assets, or portions thereof, are uncollectible, these amounts are charged off against the ACL. Subsequent recoveries, if any, are credited to the ACL when received.
The Company measures the ACL of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial and industrial, commercial real estate - owner occupied, commercial real estate - investor (including commercial real estate - construction and land), residential real estate, consumer (including student loans) and HTM debt securities. The Company further segments the commercial loan portfolios by risk rating, and the residential and consumer loan portfolios by delinquency. The total ACL on loans measured on a collective portfolio segment basis was $48.6 million as of December 31, 2021. The HTM portfolio is segmented by rating category.
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
Collateral Dependent Financial Assets
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell. Due to conditions caused by COVID-19, appraisals ordered in the current environment may not be indicative of the underlying loan collateral value. As such, the Company may require multiple valuation approaches (sales comparison approach, income approach, and/or cost approach), as applicable. The Company will assess the individual facts and circumstances of COVID-19-related loan downgrades and, if a new appraisal is not necessary, an additional discount may be applied to an existing appraisal.
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
Loan Commitments and Allowance for Loan Credit Losses on Off-Balance Sheet Credit Exposures
Financial assets include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to loan credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.
The Company records an allowance for loan credit losses on off-balance sheet credit exposures through a charge to loan credit loss expense for off-balance sheet credit exposures. The ACL on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.
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
Other Real Estate Owned (“OREO”)
Other real estate owned is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over estimated fair value is charged to the allowance for credit losses for loans. Operating results from other real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned, and subsequent write-downs are recorded as incurred.
Premises and Equipment
Land is carried at cost and premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the estimated fair value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer software and equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building improvements: 10 years; and buildings: 30 years. Depreciable assets are placed in service when they are in a condition for use and available for their designated function. The Company has not developed any internal use software. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in branch consolidation expenses and other income.
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
Bank Owned Life Insurance (“BOLI”)
Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. Part of the Company’s BOLI is invested in a separate account insurance product, which is invested in a fixed income portfolio. The separate account includes stable value protection which maintains realizable value at book value with investment gains and losses amortized over future periods. Increases in cash surrender value are included in other non-interest income, while proceeds from death benefits are generally recorded as a reduction to the carrying value.

Intangible Assets
Intangible assets resulting from acquisitions, under the acquisition method of accounting, consists of goodwill and core deposit intangibles. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment, and if necessary, a quantitative assessment, in determining whether goodwill may be impaired. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among other factors. Under a quantitative assessment, the Company will estimate the fair value of the Company by utilizing a weighted discounted cash flow method, guideline public company method, and transaction method. The Company completes its annual goodwill impairment test as of August 31 and evaluates triggering events during interim periods, as applicable. The Company completed its annual goodwill impairment test as of August 31, 2021. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted. At December 31, 2021, management performed its qualitative assessment and concluded no events or circumstances occurred subsequent to August 31, 2021 that would trigger another impairment test.
Segment Reporting
The Company’s operations are solely in the financial services industry and includes providing traditional banking and other financial services to its customers. The Company operates throughout New Jersey and the major metropolitan markets of Philadelphia, New York, Baltimore, Washington D.C., and Boston. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding and potential common stock utilizing the treasury stock method. All share amounts exclude unallocated shares of stock held by the ESOP and by incentive plans.
Accounting Pronouncements Adopted in 2021
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”. These ASUs provides guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The updates provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. In addition, the updates provide optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification for contracts that are modified because of reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. These ASUs are effective for all companies as of March 31, 2020 through December 31, 2022. Once elected for a Topic or an Industry Subtopic, the amendments in these updates must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company adopted the temporary relief and optional expedients provided under these ASUs as of December 31, 2021 and will be applied prospectively until December 31 2022, except where otherwise permitted by the standard.
In January 2020, FASB issued Update 2020-01, an update to Topic 321, Investments, Topic 323, Joint Ventures and Topic 815, Derivatives and Hedging. The update clarifies the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting in accordance with Topic 321. In addition, the update clarifies scope considerations for forward contracts and purchased options on certain securities. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2020. The adoption of this standard did not have an impact on the Company’s financial statements.
Note 2. Regulatory Matters
Applicable regulations require the Bank to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2021, the Bank was required to maintain a minimum ratio of Tier 1 capital to total average assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required 2.50% capital conservation buffer. With its conversion to a bank holding company on January 31, 2018, the Company became subject to substantially similar consolidated capital requirements imposed by Federal Reserve Board (“FRB”) regulations.
Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2021 and 2020, the Company and the Bank exceeded all regulatory capital requirements currently applicable.
The following is a summary of the Bank’s and the Company’s regulatory capital amounts and ratios as of December 31, 2021 and 2020 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

As of December 31, 2021	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$1,027,660	9.08%	$452,669	4.00%		$565,836	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,027,660	11.62	619,178	7.00	(1)	574,951	6.50
Tier 1 capital (to risk-weighted assets)	1,027,660	11.62	751,860	8.50	(1)	707,633	8.00
Total capital (to risk-weighted assets)	1,079,766	12.21	928,768	10.50	(1)	884,541	10.00
Company:
Tier 1 capital (to average assets)	$1,044,518	9.22%	$453,087	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	917,088	10.26	625,801	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,044,518	11.68	759,902	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,257,372	14.06	938,702	10.50	(1)	N/A	N/A

As of December 31, 2020	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
Bank:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier 1 capital (to average assets)	$942,122	8.48%	$444,648	4.00%		$555,810	5.00%
Common equity Tier 1 (to risk-weighted assets)	942,122	12.11	544,625	7.00	(1)	505,724	6.50
Tier 1 capital (to risk-weighted assets)	942,122	12.11	661,331	8.50	(1)	622,429	8.00
Total capital (to risk-weighted assets)	1,004,480	12.91	816,938	10.50	(1)	778,036	10.00
Company:
Tier 1 capital (to average assets)	$998,273	9.44%	$423,028	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	871,385	11.05	552,075	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	998,273	12.66	670,377	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,230,370	15.60	828,113	10.50	(1)	N/A	N/A
(1)    Includes the Capital Conservation Buffer of 2.50%.
The Bank satisfies the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
On January 1, 2019, the full capital conservation buffer requirement of 2.50% became effective. Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer is not maintained. Applicable regulations also impose limitations upon capital distributions by the Company, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3. Business Combinations
The Company incurred merger related expenses of $1.5 million, $15.9 million, and $10.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The following table summarizes the merger related expenses for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Data processing fees	$253	$3,758	$2,514
Professional fees	343	3,638	4,239
Employee severance payments	663	7,727	2,942
Other/miscellaneous fees	244	824	808
Merger related expenses	$1,503	$15,947	$10,503
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
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Capital Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 31, 2019) through December 31, 2019; and regarding Two River and Country Bank operations included in the Consolidated Statements of Income from the date of the acquisition (January 1, 2020) through December 31, 2020. In addition, the table provides condensed pro forma financial information assuming the Two River, Country Bank, and Capital Bank acquisitions had been completed as of January 1, 2019 for the year ended December 31, 2019. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may have occurred as a result of the integration and consolidation of Two River’s, Country Bank’s, and Capital Bank’s operations. The pro forma information reflects adjustments related to certain purchase accounting fair value adjustments, amortization of core deposit and other intangibles, and related income tax effects.

	Two River Actual from January 1, 2020 to December 31, 2020	Country Bank Actual from January 1, 2020 to December 31, 2020	Capital Bank Actual from January 31, 2019 to December 31, 2019	Pro forma Year ended December 31, 2019
(in thousands, except per share amounts)	(unaudited)
Net interest income	$41,978	$27,411	$17,090	$329,327
Credit loss expense	6,117	4,481	385	2,686
Non-interest income	2,688	45	1,456	47,484
Non-interest expense	27,431	17,993	12,482	240,913
Provision for income taxes	2,686	1,204	1,193	23,870
Net income	$8,432	$3,778	$4,486	$109,342
Fully diluted earnings per share				$1.79
Core Deposit Intangible
The estimated future amortization expense for the core deposit intangible over the next five years and thereafter is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2022	$4,718
2023	3,984
2024	3,250
2025	2,516
2026	1,784
Thereafter	1,963
Total	$18,215
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Two River, Country Bank, and Capital Bank acquisitions were as follows. Refer to Note 15 Fair Value Measurements, for a discussion of the fair value hierarchy.
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
To prepare the interest rate fair value analysis, loans were grouped by characteristics such as loan type, term, collateral, and rate. Market rates for similar loans were obtained from various external data sources and reviewed by Company management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment.
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
Premises and Equipment
Fair values are based upon appraisals from independent third parties. In addition to owned properties, Two River operated 14 properties, Country Bank operated five properties, and Capital Bank operated one property subject to lease agreements.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to non-interest-bearing demand deposits, interest-bearing checking, money market, and savings accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 2 inputs. The core deposit premium totaled $12.1 million, $2.1 million, and $2.7 million for the acquisitions of Two River, Country Bank, and Capital Bank, respectively, and is being amortized over its estimated useful life of approximately 10 years using an accelerated method.
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

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at December 31, 2021 and 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$164,756	$1,135	$(471)	$165,420	$—
Corporate debt securities	5,000	42	(11)	5,031	—
Asset-backed securities	298,976	41	(1,489)	297,528	—
Agency commercial MBS	101,142	57	(923)	100,276	—
Total debt securities available-for-sale	$569,874	$1,275	$(2,894)	$568,255	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$281,389	$10,185	$(1,164)	$290,410	$(85)
Corporate debt securities	68,823	1,628	(1,279)	69,172	(1,343)
Mortgage-backed securities:
Agency residential	756,844	6,785	(7,180)	756,449	—
Agency commercial	4,385	7	(44)	4,348	—
Non-agency commercial	32,107	362	(104)	32,365	(39)
Total mortgage-backed securities	793,336	7,154	(7,328)	793,162	(39)
Total debt securities held-to-maturity	$1,143,548	$18,967	$(9,771)	$1,152,744	$(1,467)
Total debt securities	$1,713,422	$20,242	$(12,665)	$1,720,999	$(1,467)
At December 31, 2020
Debt securities available-for-sale:
U.S government and agency obligations	$173,790	$3,152	$(2)	$176,940	$—
Asset-backed securities	6,174	—	(4)	6,170	—
Agency residential MBS	190	2	—	192	—
Total debt securities available-for-sale	$180,154	$3,154	$(6)	$183,302	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$238,405	$11,500	$(231)	$249,674	$(48)
Corporate debt securities	72,305	1,615	(2,652)	71,268	(1,550)
Mortgage-backed securities:
Agency residential	593,891	15,037	(283)	608,645	—
Agency commercial	5,392	—	(60)	5,332	—
Non-agency commercial	32,321	1,226	—	33,547	(117)
Total mortgage-backed securities	631,604	16,263	(343)	647,524	(117)
Total debt securities held-to-maturity	$942,314	$29,378	$(3,226)	$968,466	$(1,715)
Total debt securities	$1,122,468	$32,532	$(3,232)	$1,151,768	$(1,715)
There was no allowance for securities credit losses on debt securities available-for-sale at December 31, 2021 or 2020.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the year ended December 31, 2021 (in thousands):

	For the Year Ended December 31,
	2021	2020
Allowance for credit losses
Beginning balance	$(1,715)	$—
Impact of CECL adoption	—	(1,268)
Benefit (Provision) for credit loss expense	248	(447)
Total ending allowance balance	$(1,467)	$(1,715)
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale debt securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Amortized cost	$1,143,548	$942,314
Net loss on date of transfer from available-for-sale	(13,556)	(13,347)
Allowance for securities credit loss	(1,467)	(1,715)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,668	10,001
Carrying value	$1,139,193	$937,253
During the year ended December 31, 2021 there were no realized gains on debt securities. There were $476,000 of realized gains on debt securities for the year ended December 31, 2020.
The amortized cost and estimated fair value of debt securities at December 31, 2021 by contractual maturity are as follows (in thousands):

At December 31, 2021	Amortized Cost	Estimated Fair Value
Less than one year	$100,483	$101,018
Due after one year through five years	148,332	150,222
Due after five years through ten years	275,734	274,360
Due after ten years	294,395	301,961
	$818,944	$827,561
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2021, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $66.2 million, $90.2 million, and $299.0 million, respectively, and an estimated fair value of $66.4 million, $92.5 million, and $297.5 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged as required security for deposits and for other purposes required by law amounted to $1.14 billion and $435.9 million at December 31, 2021 and 2020, respectively, including $142.9 million and $152.7 million at December 31, 2021 and 2020, respectively, pledged as collateral for securities sold under agreements to repurchase.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2021 and December 31, 2020, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$82,395	$(471)	$—	$—	$82,395	$(471)
Corporate debt securities	1,989	(11)	—	—	1,989	(11)
Asset-backed securities	279,486	(1,489)	—	—	279,486	(1,489)
Agency commercial MBS	80,726	(923)	—	—	80,726	(923)
Total debt securities available-for-sale	444,596	(2,894)	—	—	444,596	(2,894)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	75,329	(1,063)	4,383	(101)	79,712	(1,164)
Corporate debt securities	38,304	(1,279)	—	—	38,304	(1,279)
Mortgage-backed securities:
Agency residential	445,399	(5,822)	50,133	(1,358)	495,532	(7,180)
Agency commercial	2,255	(41)	886	(3)	3,141	(44)
Non-agency commercial	10,722	(104)	—	—	10,722	(104)
Total mortgage-backed securities	458,376	(5,967)	51,019	(1,361)	509,395	(7,328)
Total debt securities held-to-maturity	572,009	(8,309)	55,402	(1,462)	627,411	(9,771)
Total debt securities	$1,016,605	$(11,203)	$55,402	$(1,462)	$1,072,007	$(12,665)
At December 31, 2020
Debt securities available-for-sale:
U.S government and agency obligations	$17,029	$(2)	$—	$—	$17,029	$(2)
Asset-backed securities	4,766	(4)	—	—	4,766	(4)
Total debt securities available-for-sale	21,795	(6)	—	—	21,795	(6)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	2,823	(23)	7,509	(208)	10,332	(231)
Corporate debt securities	10,192	(255)	35,935	(2,397)	46,127	(2,652)
Mortgage-backed securities:
Agency residential	69,882	(256)	1,815	(27)	71,697	(283)
Agency commercial	3,626	(12)	1,706	(48)	5,332	(60)
Total mortgage-backed securities	73,508	(268)	3,521	(75)	77,029	(343)
Total debt securities held-to-maturity	86,523	(546)	46,965	(2,680)	133,488	(3,226)
Total debt securities	$108,318	$(552)	$46,965	$(2,680)	$155,283	$(3,232)

The Company concluded that debt securities were not impaired at December 31, 2021 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the securities. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s long range liquidity plans indicate adequate sources of liquidity outside the securities portfolio.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analyses supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered as investment grade. The amortized cost of debt securities held-to-maturity at December 31, 2021 aggregated by credit quality indicator are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
At December 31, 2021
State, municipal, and sovereign debt obligations	$281,389	$—	$281,389
Corporate debt securities	54,020	14,803	68,823
Non-agency commercial MBS	32,107	—	32,107
Total debt securities held-to-maturity	$367,516	$14,803	$382,319
Equity Investments
At December 31, 2021 and 2020, the Company held equity investments of $101.2 million and $107.1 million, respectively. The equity investments primarily comprised of select financial services institutions’ common and preferred stocks paying attractive dividends.
The realized and unrealized gains on equity securities for the year ended December 31, 2021 and 2020 are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Net gain on equity investments	$7,145	$21,214
Less: Net gains recognized on equity investments sold	8,123	5,401
Unrealized (loss) gain recognized on equity investments still held	$(978)	$15,813

Note 5. Loans Receivable, Net
Loans receivable, net at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Commercial:
Commercial and industrial (1)	$449,224	$470,656
Commercial real estate - owner occupied	1,055,065	1,145,065
Commercial real estate - investor	4,378,061	3,491,464
Total commercial	5,882,350	5,107,185
Consumer:
Residential real estate	2,479,701	2,309,459
Home equity loans and lines and other consumer (“other consumer”)	260,819	339,462
Total consumer	2,740,520	2,648,921
Total loans receivable	8,622,870	7,756,106
Deferred origination costs, net of fees	9,332	9,486
Allowance for loan credit losses	(48,850)	(60,735)
Total loans receivable, net	$8,583,352	$7,704,857
(1)Commercial and industrial loans at December 31, 2021 and 2020 includes Paycheck Protection Program (“PPP”) loans of $22.9 million and $95.4 million, respectively.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. Generally, risk ratings for loans on forbearance pursuant to the CARES, extended by the Coronavirus Response and Relief Supplemental Appropriations (“CRRSA”) Act of 2021, were not re-evaluated until the initial 90-day forbearance period ended. At that time, risk ratings were updated with an emphasis on industries that were heavily impacted by the pandemic, as well as individual borrower liquidity, and other measures of resiliency as described below. The Company evaluates risk ratings on an ongoing basis and as such, adversely rated loans will be re-evaluated as government restrictions ease and businesses resume normal operations. The Company uses the following definitions for risk ratings:
    Pass: Loans classified as Pass are well protected by the paying capacity and net worth of the borrower.
    Special Mention: Loans classified as Special Mention have a potential weakness that deserves management’s close attention. This includes borrowers that have been negatively affected by the pandemic but demonstrate some degree of liquidity. This liquidity may or may not be adequate to resume operations. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
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

The following tables summarize total loans by year of origination, internally assigned credit grades, and risk characteristics (in thousands):

	2021	2020	2019	2018	2017	2016 and Prior	Revolving Lines of Credit	Total
December 31, 2021
Commercial and industrial
Pass	$42,955	$22,573	$22,878	$16,404	$8,671	$50,887	$271,818	$436,186
Special Mention	—	—	231	350	85	172	3,645	4,483
Substandard	—	457	2,281	813	198	2,029	2,777	8,555
Total commercial and industrial	42,955	23,030	25,390	17,567	8,954	53,088	278,240	449,224
Commercial real estate - owner occupied
Pass	116,355	71,196	125,212	91,531	109,232	449,966	10,913	974,405
Special Mention	—	—	1,365	3,829	479	14,371	2	20,046
Substandard	—	—	14,166	8,549	5,606	31,576	717	60,614
Total commercial real estate - owner occupied	116,355	71,196	140,743	103,909	115,317	495,913	11,632	1,055,065
Commercial real estate - investor
Pass	1,387,753	609,916	535,551	274,662	375,646	800,089	255,613	4,239,230
Special Mention	—	—	23,794	9,400	2,731	28,663	582	65,170
Substandard	—	4,267	28,802	468	8,495	28,228	3,401	73,661
Total commercial real estate - investor	1,387,753	614,183	588,147	284,530	386,872	856,980	259,596	4,378,061
Residential real estate (1)
Pass	876,135	475,134	288,699	127,756	105,385	602,331	—	2,475,440
Special Mention	—	212	—	61	—	1,313	—	1,586
Substandard	—	—	—	—	351	2,324	—	2,675
Total residential real estate	876,135	475,346	288,699	127,817	105,736	605,968	—	2,479,701
Other consumer (1)
Pass	26,512	19,168	18,179	51,954	17,955	123,783	—	257,551
Special Mention	—	—	—	—	—	322	—	322
Substandard	—	—	—	18	—	2,928	—	2,946
Total other consumer	26,512	19,168	18,179	51,972	17,955	127,033	—	260,819
Total loans	$2,449,710	$1,202,923	$1,061,158	$585,795	$634,834	$2,138,982	$549,468	$8,622,870
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

	2020	2019	2018	2017	2016	2015 and Prior	Revolving Lines of Credit	Total
December 31, 2020
Commercial and industrial
Pass	$137,262	$40,737	$27,967	$18,845	$33,568	$59,339	$134,140	$451,858
Special Mention	150	583	826	1,422	907	118	1,429	5,435
Substandard	581	1,284	1,243	809	439	1,706	7,301	13,363
Total commercial and industrial	137,993	42,604	30,036	21,076	34,914	61,163	142,870	470,656
Commercial real estate - owner occupied
Pass	96,888	114,506	122,962	124,050	104,264	428,423	18,932	1,010,025
Special Mention	—	3,512	8,240	1,023	17,115	17,811	439	48,140
Substandard	—	34,670	9,001	3,404	3,677	35,509	639	86,900
Total commercial real estate - owner occupied	96,888	152,688	140,203	128,477	125,056	481,743	20,010	1,145,065
Commercial real estate - investor
Pass	635,930	628,435	317,104	426,268	281,876	812,062	194,913	3,296,588
Special Mention	—	15,979	17,113	15,225	4,234	55,872	149	108,572
Substandard	4,311	9,217	1,931	17,222	11,474	36,326	5,823	86,304
Total commercial real estate - investor	640,241	653,631	336,148	458,715	297,584	904,260	200,885	3,491,464
Residential real estate (1)
Pass	595,982	437,593	226,435	166,773	146,237	729,037	—	2,302,057
Special Mention	—	532	—	—	446	2,186	—	3,164
Substandard	570	—	1,489	221	—	1,958	—	4,238
Total residential real estate	596,552	438,125	227,924	166,994	146,683	733,181	—	2,309,459
Other consumer (1)
Pass	24,954	26,659	83,296	25,469	16,565	156,276	2,145	335,364
Special Mention	—	—	—	—	150	382	—	532
Substandard	—	—	—	—	—	3,566	—	3,566
Total other consumer	24,954	26,659	83,296	25,469	16,715	160,224	2,145	339,462
Total loans	$1,496,628	$1,313,707	$817,607	$800,731	$620,952	$2,340,571	$365,910	$7,756,106
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

An analysis of the allowance for credit losses on loans for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Commercial and Industrial	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Investor	Residential Real Estate	Other Consumer	Unallocated	Total
For the Year Ended December 31, 2021
Allowance for credit losses on loans
Balance at beginning of year	$5,390	$15,054	$26,703	$11,818	$1,770	$—	$60,735
Credit loss benefit	(321)	(9,190)	(974)	(761)	(1,100)	—	(12,346)
Charge-offs	(154)	(65)	(345)	(254)	(213)	—	(1,031)
Recoveries	124	85	120	352	811	—	1,492
Balance at end of year	$5,039	$5,884	$25,504	$11,155	$1,268	$—	$48,850
For the Year Ended December 31, 2020
Allowance for credit losses on loans
Balance at beginning of year	$1,458	$2,893	$9,883	$2,002	$591	$25	$16,852
Impact of CECL adoption	2,416	(1,109)	(5,395)	3,833	2,981	(25)	2,701
Initial allowance for credit losses on PCD loans	1,221	26	260	109	1,023	—	2,639
Credit loss expense (benefit) (1)	1,039	15,007	34,935	8,191	(1,770)	—	57,402
Charge-offs (1)	(890)	(1,769)	(13,081)	(3,200)	(1,244)	—	(20,184)
Recoveries	146	6	101	883	189	—	1,325
Balance at end of year	$5,390	$15,054	$26,703	$11,818	$1,770	$—	$60,735
(1) The year ended December 31, 2020 was impacted by the shift in current and forward-looking economic conditions, credit migration, and borrower vulnerability related to COVID-19. The Company recorded $14.6 million of charge-offs related to the sale of higher-risk commercial loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. At December 31, 2021 and 2020, the Company had collateral dependent loans with an amortized cost balance as follows: commercial and industrial of $277,000 and $1.9 million, respectively, commercial real estate - owner occupied of $11.9 million and $13.8 million, respectively, and commercial real estate - investor of $3.6 million and $18.3 million, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $438,000 and $1.4 million at December 31, 2021 and 2020, respectively. At both December 31, 2021 and 2020, the amount of foreclosed residential real estate property held by the Company was $106,000.
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2021 and 2020 (in thousands).

	December 31,
	2021	2020
Commercial and industrial	$277	$1,908
Commercial real estate – owner occupied	11,904	13,751
Commercial real estate – investor	3,614	18,287
Residential real estate	6,114	8,671
Other consumer	3,585	4,246
Total non-accrual loans	$25,494	$46,863
At December 31, 2021 and 2020, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At December 31, 2021, there was one loan for $46,000 that was 90 days or greater past due and still accruing interest that was fully paid on January 14, 2022. At December 31, 2020, there were no loans that were 90 days or greater past due and still accruing interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2021 and 2020 by loan portfolio segment (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2021
Commercial and industrial	$25	$151	$277	$453	$448,771	$449,224
Commercial real estate – owner occupied	599	—	575	1,174	1,053,891	1,055,065
Commercial real estate – investor	1,717	102	1,709	3,528	4,374,533	4,378,061
Residential real estate	9,705	1,586	2,675	13,966	2,465,735	2,479,701
Other consumer	339	322	2,946	3,607	257,212	260,819
Total loans receivable	$12,385	$2,161	$8,182	$22,728	$8,600,142	$8,622,870
December 31, 2020
Commercial and industrial	$3,050	$628	$327	$4,005	$466,651	$470,656
Commercial real estate – owner occupied	1,015	—	7,871	8,886	1,136,179	1,145,065
Commercial real estate – investor	8,897	3,233	11,122	23,252	3,468,212	3,491,464
Residential real estate	15,156	3,164	4,238	22,558	2,286,901	2,309,459
Other consumer	978	533	3,568	5,079	334,383	339,462
Total loans receivable	$29,096	$7,558	$27,126	$63,780	$7,692,326	$7,756,106
The Company classifies certain loans as TDR when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts, and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Company retains its security interest in the real estate collateral. At December 31, 2021 and 2020, TDR loans totaled $23.6 million and $17.5 million, respectively. At December 31, 2021 and 2020, there were $11.3 million and $5.5 million, respectively, of TDR loans included in the non-accrual loan totals. At December 31, 2021 and 2020, the Company had no specific reserves allocated to loans that are classified as TDRs. Non-accrual loans which become TDRs are generally returned to accrual status after six months of payment performance and the ultimate collectability of the restructured transaction is not in doubt. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $12.3 million and $12.0 million at December 31, 2021 and 2020, respectively.
The following table presents information about TDRs which occurred during the years ended December 31, 2021 and 2020 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the Year Ended December 31, 2021
Troubled debt restructurings:
Commercial real estate – owner occupied	2	$6,406	$6,423
Commercial real estate – investor	1	4,903	4,903
Residential real estate	3	244	336
Other consumer	3	39	49
For the Year Ended December 31, 2020
Troubled debt restructurings:
Commercial real estate – owner occupied	1	$1,112	$1,143
Commercial real estate – investor	2	1,035	1,116
Residential real estate	6	1,018	1,065
Other consumer	6	1,035	668

There was one TDR consumer loan and one TDR commercial real estate - investor loan for $15,000 and $923,000, respectively, that defaulted during the year ended December 31, 2021 which were modified within the preceding year. The TDR commercial real estate - investor loan was current at December 31, 2021. There were no TDR loans that defaulted during the year ended December 31, 2020 which were modified within the preceding year.
In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act, extended by the CRRSA Act, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, on account of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either December 31, 2019 or the date of the modification, these loans are not considered TDR loans at December 31, 2021 and will not be reported as past due during the deferral period.
Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31,
	2021	2020
Loans receivable	$26,208	$30,893
Debt securities	5,753	4,184
Equity investments and other	645	192
Total interest and dividends receivable	$32,606	$35,269
Note 7. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation and amortization expense at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31,
	2021	2020
Land	$18,774	$23,109
Buildings and improvements	94,573	99,350
Leasehold improvements	8,460	8,640
Furniture and equipment	30,314	28,707
Capitalized software	6,989	2,932
Finance lease	2,386	1,845
Other (1)	38,057	10,270
Total	199,553	174,853
Accumulated depreciation and amortization	(73,725)	(67,759)
Total premises and equipment, net	$125,828	$107,094
(1) Includes assets under construction of $36.2 million related to the expansion of the Company’s headquarters in Toms River, New Jersey.
Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 amounted to $9.4 million, $8.5 million, and $8.2 million, respectively. Depreciation and amortization expense is presented within occupancy, equipment, and data processing expenses of the Consolidated Statement of Income.

Note 8. Deposits
The major types of deposits at December 31, 2021 and 2020 were as follows (dollars in thousands):

	December 31,
	2021		2020
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing	$2,412,056	—%	$2,133,195	—%
Interest-bearing checking	4,201,736	0.24	3,646,866	0.49
Money market deposit	736,090	0.06	783,521	0.19
Savings	1,607,933	0.03	1,491,251	0.05
Time deposits	775,001	0.95	1,372,783	1.51
Total deposits	$9,732,816	0.19%	$9,427,616	0.43%
Accrued interest payable related to deposits was $244,000 and $367,000 at December 31, 2021 and 2020, respectively. Time deposits included $145.4 million and $409.5 million in deposits of $250,000 or more at December 31, 2021 and 2020, respectively.

Time deposits at December 31, 2021 mature as follows (in thousands):

For the Year Ending December 31,	Time Deposit Maturities
2022	$552,666
2023	110,956
2024	67,097
2025	16,417
2026	13,539
Thereafter	14,326
Total	$775,001
Interest expense on deposits for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Interest-bearing checking	$13,400	$19,395	$16,820
Money market deposit	1,105	2,902	4,919
Savings	631	2,505	1,195
Time deposits	10,074	23,488	15,498
Total interest expense on deposits	$25,210	$48,290	$38,432

Note 9. Borrowed Funds
Borrowed funds are summarized as follows (dollars in thousands):

	December 31,
	2021		2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Securities sold under agreements to repurchase with retail customers	$118,769	0.16%	$128,454	0.33%
Other borrowings	229,141	4.47	235,471	4.58
Total borrowed funds	$347,910	3.00%	$363,925	3.08%

In addition to the advances that matured, the Company prepaid all of its FHLB advances in 2020. Information concerning FHLB advances and securities sold under agreements to repurchase with retail customers (“reverse repurchase agreements”) is summarized as follows (dollars in thousands):

	FHLB Advances	Reverse Repurchase Agreements
	2020	2021	2020
Average balance	$413,290	$134,939	$125,500
Maximum amount outstanding at any month end	825,824	156,433	153,810
Average interest rate for the year	1.70%	0.19%	0.45%
Amortized cost of collateral:
Debt and equity securities	$—	$141,423	$147,445
Estimated fair value of collateral:
Debt and equity securities	—	142,924	152,679
The securities collateralizing the reverse repurchase agreements are delivered to the lender, with whom each transaction is executed, or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the reverse repurchase agreements. Refer to Note 4 Securities.
All reverse repurchase agreements have contractual maturities during 2022.
The other borrowings at December 31, 2021 include the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$35,000	$35,000	4.138%	(1)	September 30, 2026
Subordinated debt	125,000	122,989	5.250%	(2)	May 15, 2030
Trust preferred	10,000	7,965	3 month LIBOR plus 225 basis points		December 15, 2034
Trust preferred	30,000	23,258	3 month LIBOR plus 135 basis points		March 15, 2036
Trust preferred	5,000	5,000	3 month LIBOR plus 165 basis points		August 1, 2036
Trust preferred	7,500	7,500	3 month LIBOR plus 166 basis points		November 1, 2036
Trust preferred	10,000	7,828	3 month LIBOR plus 153 basis points		June 30, 2037
Trust preferred	10,000	10,000	3 month LIBOR plus 175 basis points		September 1, 2037
Trust preferred	10,000	7,697	3 month LIBOR plus 139 basis points		October 1, 2037
Finance lease	1,904	1,904	5.625%		June 30, 2029
Total	$244,404	$229,141
(1)Based on a floating rate of 392 basis points over 3 month London Inter-bank Offered Rate (“LIBOR”).
(2)Adjusts to a floating rate of 509.5 basis points over 3 month Secured Overnight Financing Rate on May 15, 2025.
All of the trust preferred debt is currently callable. Subsequent to year-end, the Company provided notice to its trustee that, as of March 30, 2022, it will redeem the $35.0 million of subordinated debt maturing September 30, 2026.
Interest expense on borrowings for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
FHLB advances	$—	$7,018	$8,441
Reverse repurchase agreements	253	562	276
Other borrowings	11,291	10,787	5,674
Total interest expense on borrowings	$11,544	$18,367	$14,391

Note 10. Income Taxes
The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current
Federal	$19,696	$15,731	$1,991
State	8,861	6,617	740
Total current	28,557	22,348	2,731
Deferred
Federal	3,228	(2,746)	18,846
State	380	(1,869)	(2,793)
Total deferred	3,608	(4,615)	16,053
Total provision for income taxes	$32,165	$17,733	$18,784
Included in other comprehensive income was income tax impact attributable to the unrealized gain/loss on debt securities and accretion of unrealized losses on debt securities reclassified to held-to-maturity arising during the year in the amount of $870,000, $721,000, and $874,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate for the years ended December 31, 2021, 2020 and 2019 is as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Income before provision for income taxes	$142,241	$81,042	$107,358
Federal income tax, at statutory rates	21.0%	21.0%	21.0%
Computed “expected” federal income tax expense	$29,871	$17,019	$22,545
Increase (decrease) in federal income tax expense resulting from
State income taxes, net of federal benefit	7,223	3,751	583
Earnings on BOLI	(1,435)	(1,349)	(1,138)
Tax exempt interest	(768)	(1,161)	(665)
Merger related expenses	24	138	297
Stock compensation	(110)	(136)	(386)
Revaluation of state deferred tax asset	—	—	(2,205)
Reclassification of certain tax effect from accumulated other comprehensive income	(173)	(204)	(221)
Research and development and other credits	(475)	—	—
Dividends received deduction	(510)	—	—
Other items, net	(1,482)	(325)	(26)
Total provision for income taxes	$32,165	$17,733	$18,784

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented in the following table (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses on loans and debt securities HTM	$12,915	$16,168
Other reserves	3,115	2,485
Incentive compensation	3,546	2,919
Deferred compensation	471	533
Stock plans	2,565	2,214
Unrealized loss on assets held-for-sale	1,626	2,435
Unrealized loss on securities	1,332	272
Net operating loss carryforwards related to acquisition	28,057	33,014
Deferred fees on PPP loans	187	517
Other, net	1,680	195
Federal and state alternative minimum tax	2,295	3,705
Total gross deferred tax assets	57,789	64,457
Deferred tax liabilities:
Unrealized gain on equity securities	—	(4,154)
Premises and equipment	(5,704)	(5,871)
Deferred loan and commitment costs, net	(2,579)	(2,968)
Purchase accounting adjustments	(2,056)	(602)
Investments, discount accretion	(371)	(452)
Other, net	—	(783)
Total gross deferred tax liabilities	(10,710)	(14,830)
Net deferred tax assets	$47,079	$49,627

The 2020 deferred tax expense does not equal the change in net deferred tax assets as a result of net deferred liabilities recorded in connection with the Two River and Country Bank acquisitions of approximately $4.5 million.
The Company has federal net operating losses from the acquisitions of Colonial American Bank (“Colonial American”) and Sun Bancorp, Inc. (“Sun”). At December 31, 2021 and 2020, the net operating losses from Colonial American were $4.3 million and $4.6 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $330,000, and will expire between 2029 and 2034. At December 31, 2021 and 2020, the net operating losses from Sun were $129.4 million and $152.6 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $23.3 million, which will expire in 2022 and $9.3 million, which will expire between 2029 and 2036.
As of December 31, 2020, the Company had $1.8 million of New Jersey Alternative Minimum Assessment Tax (“AMT”) Credits of which $1.4 million was utilized in 2020 and the remainder was utilized in 2021. At both December 31, 2021 and 2020, the Company had $2.3 million of AMT Tax Credits that were part of the Sun acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2021, 2020 and 2019, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2021 included approximately $10.8 million for which no provision for income tax has been made. This amount represented an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2021, the Company had an unrecognized deferred tax liability of $2.8 million with respect to this reserve.
There were no unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019. The tax years that remain subject to examination by the federal government and the state of New York include the years ended December 31, 2018 and forward. The tax years that remain subject to examination by the state of New Jersey include the years ended December 31, 2017 and forward.
On July 1, 2018, New Jersey enacted changes to the corporate business tax laws. This legislation required a combined group to file combined returns for tax years beginning in 2019. However, due to technical issues and inconsistencies with existing tax law, it was initially determined that the tax law change did not have an impact on deferred taxes. In December 2019, the State of New Jersey issued a clarifying technical bulletin related to the impact of the new tax legislation. This technical bulletin provided clarification to the combined income tax reporting for certain members of a unitary business group. Accordingly, this required a revaluation of some of the Company’s deferred tax assets. As a result of the revaluation of the state deferred tax assets, the Company recognized an additional income tax benefit of $2.2 million for the year ended December 31, 2019.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance required that the effect of income tax law changes on deferred taxes be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, the Company recognized an additional income tax benefit of $1.9 million for the year ended December 31, 2018 and additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit. The amount included in accumulated other comprehensive income at December 31, 2021, subject to reclassification, was $612,000.
Note 11. Employee Stock Ownership Plan
The Bank maintains an Employee Stock Ownership Plan (“ESOP”). All full-time employees are eligible to participate in the ESOP after they attain age 21 and complete one year of service during which they work at least 1000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely, if service was terminated due to death, retirement, disability or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death, except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.
The ESOP originally borrowed $13.4 million from the Company to purchase 2,013,137 shares of common stock. In 1998, the initial loan agreement was amended to allow the ESOP to borrow an additional $8.2 million in order to fund the purchase of 633,750 shares of common stock. At the same time, the term of the loan was extended from the initial 12 years to 30 years. In 2018, the loan agreement was amended (“amended loan”) to allow the ESOP to borrow an additional $8.4 million in order to fund the purchase of 292,592 shares of common stock. At the same time, the fixed interest rate of the loan was reduced from 8.25% to 3.25%. On November 9, 2021, the ESOP borrowed an additional $3.2 million from the Company to fund the purchase of 145,693 shares of common stock (“2021 loan”), and the loan had a fixed interest rate of 0.22% that matures on December 31, 2023. Both the amended loan and 2021 loan are to be repaid from contributions by the Bank to the ESOP trustee. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of both debts.
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2021 and 2020, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loans, totaled $2.3 million and $1.5 million, respectively. During 2021 and 2020, $268,000 and $313,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2021 and 2020, the loan had an outstanding balance of $9.2 million and $8.1 million, respectively, and the ESOP had unallocated shares of 437,725 and 394,080, respectively. At December 31, 2021, the unallocated shares had a fair value of $9.7 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the years ended December 31, 2021, and 2019, the Bank recorded compensation expense related to the ESOP of $2.2 million and $1.6 million, respectively, which included $179,000 and $366,000, respectively, of additional compensation expense to reflect the increase in the average fair value of shares committed to be released and allocated shares in access of the Bank’s cost. For the year ended December 31, 2020, the Bank recorded compensation expense related to the ESOP of $1.1 million including $80,000 related to a decrease in compensation expense to reflect the decrease in the average fair value of shares committed to be released and allocated shares below the Bank’s cost. As of December 31, 2021, 2,543,294 shares had been allocated to participants and 102,048 shares were committed to be released.
Note 12. Incentive Plan
The OceanFirst Financial Corp. 2011 Stock Incentive Plan, which authorizes the granting of stock options or awards of common stock, was approved by stockholders in 2011. This plan was subsequently amended in 2017 to increase the number of authorized shares available for grant and to update the performance goals under which performance-based awards may be granted. In 2018, the Company implemented a performance-based stock plan for select senior management executives. On May 20, 2020, the OceanFirst Financial Corp. 2020 Stock Incentive Plan, which also authorizes the granting of stock options or awards of common stock, was approved by stockholders. On March 24, 2021, the 2020 Stock Incentive Plan was amended to increase the number of shares authorized for issuance through equity awards. The purpose of these plans is to attract and retain qualified personnel in key positions, provide officers, employees, and non-employee directors with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees, and non-employee directors of the Company and its affiliates are eligible to receive awards under the plans.
Under the amended 2020 Stock Incentive Plan, the Company is authorized to issue up to 6,950,000 shares subject to option or, in lieu of options, up to 2,780,000 shares in the form of stock awards. At December 31, 2021, 5,000,294 options or 2,000,118 awards remain available for issuance. Under the amended 2011 Stock Incentive Plan, the Company is authorized to issue up to an additional 4,000,000 shares subject to option or, in lieu of options, up to 1,600,000 shares in the form of stock awards. At December 31, 2021, 149,343 options or 59,737 awards remain available for issuance.
Stock awards vest ratably over the vesting period. The Company granted to senior executives performance-based awards in 2021, 2020 and 2019, which vest in equal amounts over a three- to five-year period when a specific performance metric has been attained or exceeded. Tiered performance goals for each metric are aligned with corresponding tiered vesting values and have been set using financial data from the applicable strategic plan as approved by the Board. The Company accrues expenses for the performance-based awards based on the estimated probability of achievement of the defined performance goals.
Options expire 10 years from the date of grant and generally vest at the rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the grant date. The Company typically issues treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company recognizes the grant-date fair value of stock options and other stock-based compensation issued to employees in the income statement. The modified prospective transition method was adopted and, as a result, the income statement includes $1.2 million, $1.5 million, and $973,000, of expenses for stock option grants and $4.2 million, $2.8 million, and $2.9 million, of expense for stock award grants, for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the Company had $14.7 million in compensation costs related to non-vested options and stock awards not yet recognized. This cost will be recognized over the remaining vesting period of 2.79 years.
The fair value of stock options granted by the Company was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

	2020	2019
Risk-free interest rate	1.03%	2.63%
Expected option life	7 years	7 years
Expected volatility	23%	21%
Expected dividend yield	3.33%	2.70%

Weighted average fair value of an option share granted during the year	$2.93	$4.47
Intrinsic value of options exercised during the year (in thousands)	2,499	2,994
For the year ended December 31, 2021, there were no stock options granted by the Company.

The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results. Compensation cost is recognized on a straight line basis over the vesting period.
A summary of option activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,838,867	$20.67	2,424,032	$19.80	2,340,842	$18.25
Granted	—	—	699,651	20.44	461,407	25.20
Exercised	(264,717)	14.80	(213,506)	9.50	(227,189)	11.24
Forfeited	(1,828)	23.78	(6,357)	21.26	(149,158)	24.71
Expired	(114,067)	26.62	(64,953)	22.51	(1,870)	29.59
Outstanding at end of year	2,458,255	$21.02	2,838,867	$20.67	2,424,032	$19.80
Options exercisable	1,583,521		1,596,927		1,612,946
The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.84 to $15.38	395,089	0.8 years	$13.92	395,089	0.8 years	$13.92
15.39 to 19.92	490,055	3.3	17.45	490,055	3.3	17.45
19.93 to 24.46	733,895	7.9	20.55	184,413	7.2	20.87
24.47 to 29.01	839,216	6.2	26.87	513,964	5.9	27.38
	2,458,255	5.3 years	$21.02	1,583,521	4.0 years	$20.19
The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2021 was $6.8 million and $5.9 million, respectively.
A summary of the granted but unvested stock award activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	575,996	$23.42	451,443	$25.61	330,598	$25.92
Granted	388,392	21.53	256,649	20.38	249,651	24.80
Vested	(126,292)	24.04	(96,564)	24.41	(105,307)	24.49
Forfeited	(59,125)	24.39	(35,532)	26.56	(23,499)	26.38
Outstanding at end of year	778,971	$22.30	575,996	$23.42	451,443	$25.61
Note 13. Commitments, Contingencies, and Concentrations of Credit Risk
The Company, in the normal course of business, is party to financial instruments and commitments which involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These financial instruments and commitments include unused consumer lines of credit, construction loan lines of credit, commercial lines of credit, and commitments to extend credit.

At December 31, 2021, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2021
Unused consumer and residential construction loan lines of credit (primarily floating-rate)	$358,586
Unused commercial and commercial construction loan lines of credit (primarily floating-rate)	1,011,233
Other commitments to extend credit:
Fixed-rate	350,114
Adjustable-rate	1,770
Floating-rate	319,134
The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 1.43% to 9.00% at December 31, 2021.
At December 31, 2021, the Company had $9.1 million of unfunded capital commitments related to investment funds.
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
At December 31, 2021, the Company is obligated under noncancelable operating leases for premises and equipment. Rental and lease expense under these leases aggregated approximately $7.2 million, $7.9 million, and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 17 Leases for the projected minimum lease commitments as of December 31, 2021.
The Company grants residential real estate and first mortgage commercial real estate loans to borrowers primarily located throughout New Jersey and the major metropolitan markets of Philadelphia, New York, Baltimore, Washington D.C., and Boston. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial real estate loans to become inadequately collateralized, which would expose the Company to a greater risk of loss.
The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and collateral and/or guarantees are required for most loans.
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and its legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

Note 14. Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Weighted average shares outstanding	59,873	60,358	50,701
Less: Unallocated ESOP shares	(360)	(426)	(493)
Unallocated incentive award shares	(107)	(13)	(42)
Average basic shares outstanding	59,406	59,919	50,166
Add: Effect of dilutive securities:
Incentive awards	243	153	580
Average diluted shares outstanding	59,649	60,072	50,746
For the years ended December 31, 2021, 2020 and 2019, antidilutive stock options of 1,566,000, 2,242,000, and 993,000, respectively, were excluded from the earnings per share calculations.

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
The Company uses valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and developed based on the best information available in the circumstances. In that regard, a fair value hierarchy has been established for valuation inputs that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
Equity Investments
Equity investments with readily determinable fair value are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1) or using inputs other than quoted prices that are based on market observable information (Level 2). Fair value for certain securities, including convertible preferred stock, was determined using broker or dealer quotes with limited levels of activity and price transparency (Level 3). Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$568,255	$—	$568,255	$—
Equity investments	90,726	14,608	73,400	2,718
Interest rate derivative assets	22,787	—	22,787	—
Interest rate derivative liabilities	(22,855)	—	(22,855)	—
Items measured on a non-recurring basis:
Equity investments	10,429	—	—	10,429
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	16,233	—	—	16,233

December 31, 2020
Items measured on a recurring basis:
Debt securities available-for-sale	$183,302	$—	$183,302	$—
Equity investments	107,079	104,539	—	2,540
Interest rate derivative assets	45,289	—	45,289	—
Interest rate derivative liabilities	(45,429)	—	(45,429)	—
Items measured on a non-recurring basis:
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	35,366	—	—	35,366

The following table reconciles, for the year ended December 31, 2021 and 2020, the beginning and ending balances for equity investments and debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs (in thousands):

	For the Year Ended December 31,
	2021	2020
	Equity Investments	Equity Investments	Debt Securities
Beginning balance	$2,540	$—	$25
Purchases	—	2,000	2,377
Total gains included in earnings	178	540	—
Maturities	—	—	(2,402)
Ending balance	$2,718	$2,540	$—
There were no debt securities in Level 3 for the year ended December 31, 2021. The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy for the years ended December 31, 2021 and 2020.
Assets and Liabilities Disclosed at Fair Value
A description of the valuation methodologies used for assets and liabilities disclosed at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Cash and Due from Banks
For cash and due from banks, the carrying amount approximates fair value.
Debt Securities Held-to-Maturity
Debt securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these debt securities to maturity. The Company determines the fair value of the debt securities utilizing Level 2 and, infrequently, Level 3 inputs. Most of the Company’s debt securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing vendors or security industry sources that actively participate in the buying and selling of debt securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific debt securities, but comparing the debt securities to benchmark or comparable debt securities.
Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain state and municipal obligations, known as bond anticipation notes, as well as certain debt securities where management utilized Level 3 inputs, such as broker or dealer quotes with limited levels of activity and price transparency.
Restricted Equity Investments
The fair value for Federal Home Loan Bank of New York, Federal Reserve Bank stock, and Atlantic Community Bankers Bank is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment as stipulated by the respective entities.
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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of December 31, 2021 and 2020 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2021
Financial assets:
Cash and due from banks	$204,949	$204,949	$—	$—
Debt securities held-to-maturity	1,139,193	—	1,138,529	14,215
Restricted equity investments	53,195	—	—	53,195
Loans receivable, net and loans held-for-sale	8,583,352	—	—	8,533,506
Financial liabilities:
Deposits other than time deposits	8,957,815	—	8,957,815	—
Time deposits	775,001	—	773,766	—
Other borrowings	229,141	—	251,491	—
Securities sold under agreements to repurchase with retail customers	118,769	118,769	—	—
December 31, 2020
Financial assets:
Cash and due from banks	$1,272,134	$1,272,134	$—	$—
Debt securities held-to-maturity	937,253	—	952,365	16,101
Restricted equity investments	51,705	—	—	51,705
Loans receivable, net and loans held-for-sale	7,750,381	—	—	7,806,743
Financial liabilities:
Deposits other than time deposits	8,054,833	—	8,054,833	—
Time deposits	1,372,783	—	1,383,173	—
Other borrowings	235,471	—	251,798	—
Securities sold under agreements to repurchase with retail customers	128,454	128,454	—	—
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
The interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized gains of $72,000 and $428,000, and a loss of $478,000 in other income resulting from fair value adjustments for the period ended December 31, 2021, 2020 and 2019, respectively. The notional amount of derivatives not designated as hedging instruments was $938.7 million and $725.9 million at December 31, 2021 and 2020, respectively.
The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
	December 31,
Balance Sheet Location	2021	2020
Other assets	$22,787	$45,289
Other liabilities	22,855	45,429
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $19.8 million and $46.5 million at December 31, 2021 and 2020, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $22.9 million and $45.4 million at December 31, 2021 and 2020, respectively.

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
The following table represents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		For the Year Ended
		December 31, 2021	December 31, 2020
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$17,442	$22,555
Finance lease ROU asset	Premises and equipment, net	1,495	1,694
Total lease ROU assets		$18,937	$24,249

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$17,982	$22,990
Finance lease liability	Other borrowings	1,904	2,100
Total lease liabilities		$19,886	$25,090
(1) Operating lease liabilities excludes liabilities for future rent and lease termination payments related to closed branches of $8.2 million and $7.4 million as of December 31, 2021 and 2020, respectively.
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

	December 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term
Operating leases	8.22 years	7.77 years
Finance lease	7.59 years	8.59 years
Weighted-Average Discount Rate
Operating leases	2.97%	3.01%
Finance lease	5.63%	5.63%

The following table represents lease expenses and other lease information (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Lease Expense
Operating lease expense	$5,935	$6,438	$3,904
Finance lease expense:
Amortization of ROU assets	199	174	274
Interest on lease liabilities (1)	112	110	174
Total	$6,246	$6,722	$4,352

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,263	$6,298	$3,625
Operating cash flows from finance leases	112	110	174
Financing cash flows from finance leases	195	187	263
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense.
During the year ended December 31, 2021, the Company sold two branches, including owned premises and equipment, all deposits associated with the branches, and selected performing loans. The Company recognized $2.0 million of gains related to the sale, which is presented in branch consolidation expense on the Consolidated Statements of Income. The Company also consolidated 4 branches in early 2021, 9 branches in late 2021, and expects to consolidate 10 branches and 1 deposit gathering location in early 2022. These plans have resulted in a shortened estimated useful life for premises and equipment and accelerated recognition of lease expenses associated with these locations, which the effect on income totaled $13.0 million and is presented in branch consolidation expense and is excluded from the table above. Other operating expenses related to these closures totaled $1.3 million and are presented in branch consolidation expense.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2022	$307	$4,404
2023	307	3,033
2024	307	2,737
2025	307	2,307
2026	307	1,650
Thereafter	798	6,681
Total	2,333	20,812
Less: Imputed interest	(429)	(2,830)
Total lease liabilities	$1,904	$17,982

Note 18. Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2021 and 2020 and condensed statements of operations and cash flows for the years ended December 31, 2021, 2020 and 2019 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank, and OceanFirst Risk Management, Inc., using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2021	2020
Assets:
Cash and due from banks	$8,803	$7,187
Advances to Bank	63,480	101,304
Equity securities	87,622	93,207
ESOP loan receivable	9,231	8,071
Investment in subsidiaries	1,575,549	1,502,867
Other assets	2,781	10,180
Total assets	$1,747,466	$1,722,816
Liabilities and Stockholders’ Equity:
Borrowings	$227,237	$233,371
Other liabilities	3,676	5,315
Stockholders’ equity	1,516,553	1,484,130
Total liabilities and stockholders’ equity	$1,747,466	$1,722,816
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Dividend income – subsidiary Bank	$40,000	$54,000	$79,000
Interest and dividend income – debt and equity securities	2,070	949	63
Interest income – advances to subsidiary Bank	298	403	426
Interest income – ESOP loan receivable	289	301	321
Net gain on equity investments	7,499	20,460	—
Total income	50,156	76,113	79,810
Interest expense – borrowings	11,102	10,592	5,402
Operating expenses	3,307	3,382	2,686
Income before income taxes and undistributed earnings of subsidiary Bank	35,747	62,139	71,722
Benefit (Provision) for income taxes	1,018	(2,901)	924
Income before undistributed earnings of subsidiary Bank	36,765	59,238	72,646
Undistributed earnings of subsidiary Bank	73,311	4,071	15,928
Net income	$110,076	$63,309	$88,574

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$110,076	$63,309	$88,574
Decrease (increase) in advances to subsidiary Bank	37,824	(73,426)	(13,852)
Undistributed earnings of subsidiary Bank	(73,311)	(4,071)	(15,928)
Net gain on equity investments	(7,499)	(20,460)	—
Net premium amortization in excess of discount accretion on securities	755	—	—
Amortization of deferred costs on borrowings	824	576	261
Net amortization of purchase accounting adjustments	542	638	453
Change in other assets and other liabilities	7,359	648	(184)
Net cash provided by (used in) operating activities	76,570	(32,786)	59,324
Cash flows from investing activities:
Proceeds from sales of equity investments	98,791	15,339	—
Purchase of equity investments	(86,462)	(95,228)	—
Increase in ESOP loan receivable	(3,200)	—	—
Repayments on ESOP loan receivable	2,040	1,200	1,160
Net cash provided by (used in) investing activities	11,169	(78,689)	1,160
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	—	122,180	—
Repayments of other borrowings	(7,500)	(7,999)	—
Dividends paid	(44,510)	(42,917)	(34,241)
Purchase of treasury stock	(36,059)	(14,814)	(26,066)
Net proceeds from the issuance of preferred stock	—	55,529	—
Exercise of stock options	1,946	1,241	1,335
Net cash provided by (used in) financing activities	(86,123)	113,220	(58,972)
Net increase in cash and due from banks	1,616	1,745	1,512
Cash and due from banks at beginning of year	7,187	5,442	3,930
Cash and due from banks at end of year	$8,803	$7,187	$5,442

Note 19. Subsequent Events
In February 2022, the Company signed an agreement to acquire a majority interest in Trident Abstract Title Agency, LLC with the right to acquire 100%. This transaction will provide an additional source of non-interest income to benefit the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a)Disclosure Controls and Procedures
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
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 61.
(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
On February 23, 2022, the Bank amended its Code of Ethics and Standards of Personal Conduct, primarily for the Company to establish a separate Code of Ethics for Senior Officers. The revised Code of Ethics and Standards of Personal Conduct is attached as Exhibit 14.1 to this Annual Report, and the new Code of Ethics for Senior Officers is attached as Exhibit 14.2 to this

Annual Report. Future amendments to these documents will be reported, to the extent required by applicable law, regulation or listing standards, on the Company’s Investor Relations website, https://ir.oceanfirst.com/home/default.aspx.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2022 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Delinquent Section 16(a) Reports.”
A Code of Ethics and Standards of Personal Conduct is attached as Exhibit 14.1 to this Annual Report, and a Code of Ethics for Senior Officers is attached as Exhibit 14.2 to this Annual Report. Future amendments to these documents will be reported, to the extent required by applicable law, regulation or listing standards, on the Company’s Investor Relations website, https://ir.oceanfirst.com/home/default.aspx.

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2022 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2022 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2021 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,458,255	$21.02	5,149,637
Equity compensation plans not approved by stockholders	—	—	—
Total	2,458,255	$21.02	5,149,637

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2022 under the captions “Proposal 1. Election of Directors — Board Independence” and “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The independent public accounting firm is KPMG LLP, Short Hills, New Jersey. Their firm ID as assigned by the PCAOB is 185. The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 25, 2022 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of this report:
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Midtown Merger Sub Corp. and Country Bank Holding Company, Inc.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
2.2	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Hammerhead Merger Sub Corp. and Two River Bancorp.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
2.3	Agreement and Plan of Merger, dated as of November 4, 2021, by and among OceanFirst Financial Corp., Coastal Merger Sub Corp. and Partners Bancorp.	Incorporated herein by reference from the Exhibits to the Current Report on From 8-K filed by OceanFirst Financial Corp. on November 4, 2021.
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
3.3	Certificate of Designation of 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Secretary of State of the State of Delaware and effective May 6, 2020.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.1	Specimen of the Company’s 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.2	Deposit Agreement, dated as of May 7, 2020, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.3	Form of Depositary Receipt	Incorporated herein by reference to Exhibit A to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.4	Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.5	First Supplemental Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.6	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030	Incorporated herein by reference from Exhibit 4.2 to Form 8-K filed on May 1, 2020.
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K filed by OceanFirst Financial Corp. on March 1, 2021.

Exhibit No:	Exhibit Description	Reference
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.28	2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.
10.29	2011 Cash Incentive Compensation Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.

Exhibit No:	Exhibit Description	Reference
10.35A	Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Michael J. Fitzpatrick, Joseph J. Lebel III, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.38	Separation, Non-Competition and Consulting Agreement, dated as of August 9, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Joseph M. Murphy, Jr.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on December 19, 2019.
10.39	Consulting Agreement, dated as of December 31, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and William D. Moss	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K/A filed on January 2, 2020.
10.40	OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 22, 2020.
10.41	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Stock Options	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.42	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Time-Vested Stock Awards	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.43	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Performance Based Stock Award Agreement	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.44	Amendment No.1 to the OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 20, 2021
10.45	Employment Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Filed herewith.
10.46	Executive Change in Control Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Incorporated herein by reference to the Exhibits to the Quarterly Report on Form 10-Q filed on November 4, 2021
14.1	Amended OceanFirst Bank, N.A. Code of Ethics and Standards of Personal Conduct	Filed herewith.
14.2	OceanFirst Financial Corp. Code of Ethics for Senior Officers	Filed herewith.
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith.
23.1	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Exhibit No:	Exhibit Description	Reference
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
Chief Executive Officer

Date:	February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 25, 2022
Christopher D. Maher
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Fitzpatrick	February 25, 2022
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Acting Principal Accounting Officer)

/s/ Angelo J. Catania	February 25, 2022
Angelo J. Catania
Director

/s/ Anthony R. Coscia	February 25, 2022
Anthony R. Coscia
Director

/s/ Michael D. Devlin	February 25, 2022
Michael D. Devlin
Director

Name	Date

/s/ Jack M. Farris	February 25, 2022
Jack M. Farris
Director

/s/ Kimberly M. Guadagno	February 25, 2022
Kimberly M. Guadagno
Director

/s/ Nicos Katsoulis	February 25, 2022
Nicos Katsoulis
Director

/s/ John K. Lloyd	February 25, 2022
John K. Lloyd
Director

/s/ Joseph M. Murphy, Jr.	February 25, 2022
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	February 25, 2022
Steven M. Scopellite
Director

/s/ Grace C. Torres	February 25, 2022
Grace C. Torres
Director

/s/ Patricia L. Turner	February 25, 2022
Patricia L. Turner
Director

/s/ Grace M. Vallacchi	February 25, 2022
Grace M. Vallacchi
Director

/s/ John E. Walsh	February 25, 2022
John E. Walsh
Director