Form 10-Q
period 2022-03-31
OCEANFIRST FINANCIAL CORP
filed 2022-05-05
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 2, 2022 there were 59,390,241 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021	March 31, 2021
SELECTED FINANCIAL CONDITION DATA:
Total assets	$12,164,945	$11,739,616	$11,577,472
Loans receivable, net of allowance for loan credit losses	9,065,679	8,583,352	7,820,590
Deposits	10,056,233	9,732,816	9,502,812
Stockholders’ equity	1,519,334	1,516,553	1,498,719
SELECTED OPERATING DATA:
Net interest income	84,227	80,586	73,604
Credit loss expense (benefit)	1,851	(1,573)	(620)
Other income	8,852	9,410	20,835
Operating expenses	57,495	64,834	51,683
Net income	25,759	22,657	32,697
Net income available to common stockholders	24,755	21,653	31,693
Diluted earnings per share	0.42	0.37	0.53
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	25.58	25.63	24.84
Cash dividend per share	0.17	0.17	0.17
Dividend payout ratio per common share	40.48%	45.95%	32.08%
Stockholders’ equity to total assets	12.49	12.92	12.95
Return on average assets (2) (3)	0.84	0.72	1.12
Return on average stockholders’ equity (2) (3)	6.57	5.65	8.59
Net interest rate spread (4)	3.08	2.88	2.78
Net interest margin (5)	3.18	2.99	2.93
Operating expenses to average assets (2) (3)	1.95	2.15	1.83
Efficiency ratio (3) (6)	61.77	72.04	54.73
Loans-to-deposits ratio	90.60	88.60	82.84
ASSET QUALITY:
Non-performing loans (8)	$26,925	$25,494	$42,758
Non-performing assets (8)	27,031	25,600	42,864
Allowance for loan credit losses as a percent of total loans receivable (7) (9)	0.56%	0.57%	0.76%
Allowance for loan credit losses as a percent of total non-performing loans (8) (9)	187.92	191.61	140.27
Non-performing loans as a percent of total loans receivable (7) (8)	0.30	0.30	0.54
Non-performing assets as a percent of total assets (8)	0.22	0.22	0.37
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Performance ratios included net expenses related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $5.2 million, or $4.0 million, net of tax benefit, for the quarter ended March 31, 2022. Performance ratios included net expenses related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $9.0 million, or $6.8 million, net of tax benefit, for the quarter ended December 31, 2021. Performance ratios included net benefit related to merger related expenses, net branch consolidation expenses, and net gain on equity investments of $6.9 million, or $5.2 million, net of tax expense, for the quarter ended March 31, 2021.
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

(9) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $16.9 million, $18.9 million, and $25.7 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, Washington D.C., and Boston. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, sales of loans and securities, deposit account services, bank owned life insurance, commercial loan swap income, gain on sale of loans and on equity investments, and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the quarter ended March 31, 2022 were as follows:

•Loan and Deposit Growth: Loan growth for the quarter was $486.1 million, reflecting record loan originations of $1.02 billion and the purchase of residential loan pools of $161.7 million. The committed loan pipeline remains strong at $515.4 million. In addition, deposits increased $323.4 million during the first quarter, while cost of deposits decreased four basis points to 0.16%, from 0.20%, in the prior linked quarter. The loans-to-deposits ratio increased to 90.60%, from 88.60%, in the prior linked quarter.
•Strengthening Net Interest Income and Margin: Net interest income increased by $3.6 million to $84.2 million, from $80.6 million, in the prior linked quarter. Net interest margin increased to 3.18%, as compared to 2.99% in the prior linked quarter, largely driven by the deployment of excess liquidity to fund interest earning assets.
•Expense Management: Total operating expenses decreased to $57.5 million, from $64.8 million in the prior linked quarter, reflecting improving trends in the Bank’s cost reduction initiatives. These efforts improved the efficiency ratio to 61.77%, from 72.04%, in the prior linked quarter.
•Branch Consolidations: The Company completed its consolidation of 10 branches during the first quarter for a total of 77 branches consolidated since 2013. Average deposits per branch totaled $264.6 million as of March 31, 2022.
Net income available to common stockholders for the quarter ended March 31, 2022 was $24.8 million, or $0.42 per diluted share, as compared to $31.7 million, or $0.53 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders were $1.0 million for each of the quarters ended March 31, 2022 and 2021. Net income available to common stockholders for the quarter ended March 31, 2022 included merger related expenses, net branch consolidation expenses, and net loss on equity investments of $2.0 million, $402,000, and $2.8 million, respectively. Net income available to common stockholders for the quarter ended March 31, 2021 included merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $381,000, $1.0 million, and $8.3 million, respectively.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.49% at March 31, 2022.
The Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend, related to the quarter ended March 31, 2022, will be paid on May 20, 2022 to common stockholders of record on May 9, 2022. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on May 16, 2022 to preferred stockholders of record on April 29, 2022.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three months ended March 31, 2022 and 2021, interest income included net loan fees of $970,000 and $1.4 million, respectively.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2022 and 2021. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$88,826	$37	0.17%	$1,138,911	$277	0.10%
Securities (2)	1,846,452	8,478	1.86	1,311,683	6,689	2.07
Loans receivable, net (3)
Commercial	6,037,639	58,355	3.92	5,127,940	53,670	4.24
Residential real estate	2,542,655	21,339	3.36	2,327,838	20,069	3.45
Home equity loans and lines and other consumer (“other consumer”)	257,024	2,774	4.38	326,907	4,169	5.17
Allowance for loan credit losses, net of deferred loan costs and fees	(40,457)	—	—	(52,887)	—	—
Loans receivable, net	8,796,861	82,468	3.79	7,729,798	77,908	4.09
Total interest-earning assets	10,732,139	90,983	3.43	10,180,392	84,874	3.38
Non-interest-earning assets	1,215,071			1,259,109
Total assets	$11,947,210			$11,439,501
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,377,368	2,149	0.20%	$3,711,976	4,311	0.47%
Money market	788,063	318	0.16	757,634	367	0.20
Savings	1,609,415	125	0.03	1,522,603	179	0.05
Time deposits	767,709	1,449	0.77	1,221,123	3,639	1.21
Total	7,542,555	4,041	0.22	7,213,336	8,496	0.48
Federal Home Loan Bank (“FHLB”) advances	29,433	35	0.48	—	—	—
Securities sold under agreements to repurchase	117,623	42	0.14	129,444	95	0.30
Other borrowings	228,522	2,638	4.68	228,368	2,679	4.76
Total borrowings	375,578	2,715	2.93	357,812	2,774	3.14
Total interest-bearing liabilities	7,918,133	6,756	0.35	7,571,148	11,270	0.60
Non-interest-bearing deposits	2,401,797			2,212,273
Non-interest-bearing liabilities	99,441			160,500
Total liabilities	10,419,371			9,943,921
Stockholders’ equity	1,527,839			1,495,580
Total liabilities and equity	$11,947,210			$11,439,501
Net interest income		$84,227			$73,604
Net interest rate spread (4)			3.08%			2.78%
Net interest margin (5)			3.18%			2.93%
Total cost of deposits (including non-interest-bearing deposits)			0.16%			0.37%

(1)Average yields and costs are annualized.
(2)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost net of allowance for securities credit losses.
(3)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held for sale and non-performing loans.
(4)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021
Total assets increased by $425.3 million to $12.16 billion at March 31, 2022, from $11.74 billion at December 31, 2021. Total loans increased by $486.1 million, to $9.11 billion at March 31, 2022, from $8.62 billion at December 31, 2021, primarily due to loan originations in commercial and residential real estate and purchases of $161.7 million of residential real estate loan pools. Total debt securities decreased by $61.5 million at March 31, 2022, as compared to December 31, 2021.

Deposits increased by $323.4 million to $10.06 billion at March 31, 2022, from $9.73 billion at December 31, 2021. Total deposits, excluding time deposits, increased by $211.1 million to $9.17 billion at March 31, 2022, from $8.96 billion at December 31, 2021, due to organic growth in all deposit categories. Time deposits increased to $887.3 million at March 31, 2022, from $775.0 million at December 31, 2021 primarily due to an increase in brokered time deposits, which were less costly than comparable term FHLB advances. The loans-to-deposit ratio at March 31, 2022 was 90.6%, as compared to 88.6% at December 31, 2021. FHLB advances increased to $75.0 million at March 31, 2022 from $0 at December 31, 2021 to fund loan growth. Other borrowings decreased by $34.7 million to $194.4 million at March 31, 2022, from $229.1 million at December 31, 2021, primarily due to the extinguishment of $35.0 million of subordinated debt.

Stockholders’ equity was $1.52 billion at March 31, 2022 and December 31, 2021 as net income of $25.8 million for the quarter was primarily offset by increased accumulated other comprehensive loss of $12.3 million, common and preferred stock dividends of $11.0 million, and repurchases of common stock. Accumulated other comprehensive loss increased by $12.3 million to $15.2 million at March 31, 2022 from $2.8 million at December 31, 2021, primarily due to unrealized losses on debt securities available-for-sale, which were impacted by higher interest rates. For the quarter ended March 31, 2022, the Company repurchased 100,444 shares under its stock repurchase programs at a weighted average cost of $21.35 and there were 3,207,217 shares available for repurchase at March 31, 2022 under the existing repurchase programs. Stockholders’ equity per common share decreased to $25.58 at March 31, 2022, as compared to $25.63 at December 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021
General
Net income available to common stockholders for the quarter ended March 31, 2022 was $24.8 million, or $0.42 per diluted share, as compared to $31.7 million, or $0.53 per diluted share, for the corresponding prior year period. Net income available to common stockholders for the quarter ended March 31, 2022 included merger related expenses, net branch consolidation expenses, and net loss on equity investments of $2.0 million, $402,000, and $2.8 million, respectively. These items decreased net income by $4.0 million, net of tax, for the quarter ended March 31, 2022. Net income available to common stockholders for the quarter ended March 31, 2021 included merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $381,000, $1.0 million, and $8.3 million, respectively. These items increased net income by $5.2 million, net of tax, for the quarter ended March 31, 2021.
Interest Income
Interest income for the quarter ended March 31, 2022 increased to $91.0 million, as compared to $84.9 million for the corresponding prior year period. Average interest-earning assets increased by $551.7 million for the quarter ended March 31, 2022, as compared to the same prior year period, primarily due to loan and securities growth, which was primarily funded by the redeployment of excess cash. Average loans receivable, net of allowance for loan credit losses, increased by $1.07 billion for the quarter ended March 31, 2022, as compared to the same prior year period. For the quarter ended March 31, 2022, the yield on average interest-earning assets increased to 3.43%, from 3.38% for the corresponding prior year period, primarily due to the deployment of lower-yielding cash into higher-yielding loans and securities.
Interest Expense
Interest expense for the quarter ended March 31, 2022 was $6.8 million, as compared to $11.3 million in the corresponding prior year period. For the quarter ended March 31, 2022, the cost of average interest-bearing liabilities decreased to 0.35%, from 0.60% for the corresponding prior year period, as a result of the downward repricing of deposits. The total cost of deposits (including non-interest bearing deposits) was 0.16% for the quarter ended March 31, 2022, as compared to 0.37%, for the same prior year period. This was partially offset by an increase in average interest-bearing liabilities by $347.0 million for the quarter ended March 31, 2022, as compared to the same prior year period, primarily due to growth in all deposit categories, except time deposits.

Net Interest Income and Margin
Net interest income for the quarter ended March 31, 2022, increased to $84.2 million, as compared to $73.6 million for the corresponding prior year period, reflecting an increase in net interest margin. Net interest margin for the quarter ended March 31, 2022 increased to 3.18%, from 2.93% for the same prior year period. The net interest margin expansion was primarily attributable to the decrease in excess balance sheet liquidity used to fund loan and securities growth.
Provision/Benefit for Credit Losses
For the quarter ended March 31, 2022, the credit loss expense was $1.9 million, as compared to a credit loss benefit of $620,000, for the corresponding prior year period. The credit loss expense for the quarter ended March 31, 2022 was driven by slowing prepayment rate assumptions primarily impacting the residential real estate portfolio. In addition, strong loan portfolio growth, and macro-economic forecast uncertainty related to the Russia-Ukraine war was partly offset by positive trends in the Bank’s criticized and classified assets and favorable employment outlook. Net loan recoveries were $92,000 for the quarter ended March 31, 2022, as compared to $280,000 for the corresponding prior year period. Non-performing loans totaled $26.9 million at March 31, 2022, as compared to $42.8 million at March 31, 2021, primarily due to loans that returned to accrual status and partly due to loans that were paid off.
Non-interest Income
For the quarter ended March 31, 2022, other income decreased to $8.9 million, as compared to $20.8 million for the corresponding prior year period. Other income for the quarters ended March 31, 2022 and 2021 included a net loss on equity investments of $2.8 million and a net gain on equity investments of $8.3 million, respectively. The remaining decrease of $910,000 was primarily due to decreases in net gain on sales of loans of $1.7 million and Paycheck Protection Program loan origination referral fees of $662,000 in the prior year, partly offset by an increase in commercial loan swap income of $1.7 million.
Non-interest Expense
Operating expenses increased to $57.5 million for the quarter ended March 31, 2022, as compared to $51.7 million in the same prior year period. Operating expenses for the quarters ended March 31, 2022 and 2021 included $2.4 million and $1.4 million, respectively, of merger related and net branch consolidation expenses. The remaining increase of $4.8 million in operating expenses for the quarter ended March 31, 2022, as compared to the corresponding prior year period, was primarily due to increases in compensation and benefits expense of $2.3 million, relating to the commercial banking strategy and the commercial banking hires in expansion markets of Boston and Baltimore as well as additional hires in New Jersey, New York and Philadelphia, data processing expense of $1.7 million, relating to the Company’s migration to a new core banking system, and occupancy expense of $683,000.
Income Tax Expense
The provision for income taxes was $8.0 million for the quarter ended March 31, 2022, as compared to $10.7 million for the same prior year period. The effective tax rate was 23.6% for the quarter ended March 31, 2022, as compared to 24.6% for the same prior year period.

Liquidity and Capital Resources
The primary sources of liquidity specifically available to OceanFirst Financial Corp. are dividends from the Bank, proceeds from sale of investments, and the issuance of preferred and common stock, and debt. For the three months ended March 31, 2022, the holding company received a dividend payment of $20.0 million from the Bank. At March 31, 2022, OceanFirst Financial Corp. held $45.1 million in cash.
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
At March 31, 2022, the Bank had $75.0 million outstanding in overnight borrowings from the FHLB, as compared to $0 at December 31, 2021. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. There were no FHLB term advances at March 31, 2022 and December 31, 2021.
During the quarter ended March 31, 2022, the Company redeemed $35.0 million of subordinated debt due September 30, 2026. The debt carried an interest rate of 4.14% based on a floating rate of three months LIBOR plus 392 basis points.
The Company’s cash needs for the quarter ended March 31, 2022 were primarily satisfied by the increase in deposits, proceeds from FHLB advances, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for loan originations, purchases of residential loan pools, purchases of debt and equity securities, and redemption of subordinated debt. The Company’s cash needs for the quarter ended March 31, 2021 were primarily satisfied by the sale of equity investments, an increase in deposits, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities and loan originations.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At March 31, 2022, outstanding commitments to originate loans totaled $515.4 million and outstanding undrawn lines of credit totaled $1.63 billion, of which $1.27 billion were commitments to commercial and commercial construction borrowers and $356.0 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
Time deposits scheduled to mature in one year or less totaled $528.6 million at March 31, 2022.
At March 31, 2022, the Company also had various contractual obligations, which included debt obligations of $387.2 million, including finance lease obligations of $1.9 million, and an additional $14.7 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Company and the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Company and Bank continue to maintain significant liquidity under all stress scenarios.
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended March 31, 2022, the Company repurchased 100,444 shares of its common stock at a total cost of $2.1 million. For the three months ended March 31, 2021, the Company repurchased 500,000 shares of its common stock at a total cost of $10.0 million. At March 31, 2022, there were 3,207,217 shares available to be repurchased under the stock repurchase programs authorized.
Cash dividends on common stock declared and paid during the first three months of March 31, 2022 were $10.0 million, as compared to $10.2 million for the same prior year period. On April 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend is payable on May 20, 2022 to common stockholders of record at the close of business on May 9, 2022.
Cash dividends on preferred stock declared and paid during the first three months of March 31, 2022 and 2021 were $1.0 million for both periods. The Company’s Board of Directors also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, payable on May 16, 2022 to preferred stockholders of record on April 29, 2022.
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
As of March 31, 2022 and December 31, 2021, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2022	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$1,045,703	9.24%	$452,600	4.00%		$565,750	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,045,703	11.15	656,368	7.00	(1)	609,484	6.50
Tier 1 capital (to risk-weighted assets)	1,045,703	11.15	797,018	8.50	(1)	750,135	8.00
Total capital (to risk-weighted assets)	1,099,803	11.73	984,552	10.50	(1)	937,668	10.00
Company:
Tier 1 capital (to average assets)	$1,066,349	9.42%	$453,009	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	938,751	9.91	662,817	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,066,349	11.26	804,849	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,246,146	13.16	994,226	10.50	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2021	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$1,027,660	9.08%	$452,669	4.00%		$565,836	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,027,660	11.62	619,178	7.00	(1)	574,951	6.50
Tier 1 capital (to risk-weighted assets)	1,027,660	11.62	751,860	8.50	(1)	707,633	8.00
Total capital (to risk-weighted assets)	1,079,766	12.21	928,768	10.50	(1)	884,541	10.00
Company:
Tier 1 capital (to average assets)	$1,044,518	9.22%	$453,087	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	917,088	10.26	625,801	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,044,518	11.68	759,902	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,257,372	14.06	938,702	10.50	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At March 31, 2022 and December 31, 2021, the Company maintained a stockholders’ equity to total assets ratio of 12.49% and 12.92%, respectively.

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31,	December 31,
	2022	2021
	(dollars in thousands)
Non-performing loans:
Commercial real estate – investor	$3,575	$3,614
Commercial real estate – owner occupied	9,632	11,904
Commercial and industrial	2,830	277
Residential real estate	7,047	6,114
Other consumer	3,841	3,585
Total non-performing loans	26,925	25,494
Other real estate owned	106	106
Total non-performing assets	$27,031	$25,600
PCD loans	$37,032	$41,817
Delinquent loans 30-89 days	$18,691	$14,546
Allowance for loan credit losses as a percent of total loans	0.56%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans	187.92	191.61
Non-performing loans as a percent of total loans receivable	0.30	0.30
Non-performing assets as a percent of total assets	0.22	0.22
The Company’s non-performing loans totaled $26.9 million at March 31, 2022, as compared to $25.5 million at December 31, 2021. Included in the non-performing loans total was $11.9 million and $11.3 million of troubled debt restructuring (“TDR”) loans at March 31, 2022 and December 31, 2021, respectively. Included in non-performing loans total was $3.7 million and $6.5 million of PCD loans at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the allowance for loan credit losses totaled $50.6 million, or 0.56% of total loans, as compared to $48.9 million, or 0.57% of total loans, at December 31, 2021. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $16.9 million and $18.9 million at March 31, 2022 and December 31, 2021, respectively.

In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, extended by the Coronavirus Response and Relief Supplemental Appropriations (“CRRSA”) Act of 2021, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Bank’s Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of December 31, 2019 or the date of the modification, these loans are not considered TDR loans at March 31, 2022 and will not be reported as past due during the deferral period.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale (in thousands):

	March 31,	December 31,
	2022	2021
Special Mention	$91,611	$91,607
Substandard	114,030	148,557
The decrease in substandard loans was primarily due to improved profitability of borrowers and their ability to service their loans.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2022
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” as part of an initiative to reduce complexity in accounting standards for income taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2022, FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The Company currently does not apply fair value hedge accounting; however the Company is currently evaluating the potential impact of this standard to the consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan refinancings and restructurings when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of this standard to the consolidated financial statements.
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
The Company’s ability to predict results or the actual effect of plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed in the Company’s 2021 Form 10-K under Item 1A - Risk Factors, as supplemented by the Company’s subsequent filings with the Securities and Exchange Commission (the “SEC”) and elsewhere therein and the following: changes in interest rates, general economic conditions, inflation, public health crises (such as the governmental, social and economic effects of the novel coronavirus), levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes (particularly with respect to the novel coronavirus), monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in accounting principles and guidelines and the Bank’s ability to successfully integrate acquired operations.
Given its ongoing and dynamic nature, it is difficult to predict the continuing impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; if legislation or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks would be increased as the result of an increased use of the Bank’s online banking platform or an increase in the number of employees working remotely; and Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of interest rate risk (“IRR”) modeling. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2022, which were estimated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At March 31, 2022, the Company’s one-year gap was positive 10.82% as compared to positive 14.15% at December 31, 2021.
The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2022 on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments, and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals.

At March 31, 2022	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$46,956	$2,422	$1,483	$—	$—	$50,861
Debt securities	445,703	193,651	298,644	257,575	472,533	1,668,106
Equity investments	250	—	30,641	32,087	30,910	93,888
Restricted equity investments	—	—	—	—	56,704	56,704
Loans receivable (1)	2,397,914	1,007,939	2,140,639	1,656,683	1,905,801	9,108,976
Total interest-earning assets	2,890,823	1,204,012	2,471,407	1,946,345	2,465,948	10,978,535
Interest-bearing liabilities:
Interest-bearing checking accounts	1,540,606	208,953	482,827	391,090	1,664,269	4,287,745
Money market deposit accounts	50,876	55,166	128,310	355,225	222,011	811,588
Savings accounts	111,869	132,046	298,312	233,645	848,879	1,624,751
Time deposits	174,700	370,194	298,226	30,245	13,951	887,316
FHLB advances	75,002	—	—	—	—	75,002
Securities sold under agreements to repurchase and other borrowings	187,267	141	465	123,636	669	312,178
Total interest-bearing liabilities	2,140,320	766,500	1,208,140	1,133,841	2,749,779	7,998,580
Interest sensitivity gap (2)	$750,503	$437,512	$1,263,267	$812,504	$(283,831)	$2,979,955
Cumulative interest sensitivity gap	$750,503	$1,188,015	$2,451,282	$3,263,786	$2,979,955	$2,979,955
Cumulative interest sensitivity gap as a percent of total interest-earning assets	6.84%	10.82%	22.33%	29.73%	27.14%	27.14%
(1)For purposes of the gap analysis, loans receivable includes loans held for sale and non-performing loans gross of the allowance for loan credit losses, unamortized discounts and deferred loan costs and fees.
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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of March 31, 2022 and December 31, 2021. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2021 Form 10-K.

	March 31, 2022					December 31, 2021
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,770,119	4.7%	16.2%	$376,201	7.6%	$1,817,134	24.5%	16.7%	$346,723	10.3%
200	1,775,649	5.0	15.8	367,951	5.3	1,738,602	19.1	15.6	336,816	7.1
100	1,753,575	3.7	15.2	359,026	2.7	1,621,984	11.1	14.2	325,960	3.7
Static	1,690,769	—	14.3	349,511	—	1,459,706	—	12.5	314,395	—
(100)	1,576,895	(6.7)	12.9	334,858	(4.2)	1,230,947	(15.7)	10.3	299,994	(4.6)
The change in interest rate sensitivity quarter over quarter was impacted by the deployment of cash into loans, an increase in overnight borrowings, shorter-term time deposits, and a significant increase in market interest rates.
As is the case with the gap calculation, certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s EVE and net interest income, and can be expected to differ from actual results.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$210,919	$204,949
Debt securities available-for-sale, at estimated fair value	546,470	568,255
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,380 at March 31, 2022 and $1,467 at December 31, 2021 (estimated fair value of $1,050,892 at March 31, 2022 and $1,152,744 at December 31, 2021)	1,099,514	1,139,193
Equity investments	93,888	101,155
Restricted equity investments, at cost	56,704	53,195
Loans receivable, net of allowance for loan credit losses of $50,598 at March 31, 2022 and $48,850 at December 31, 2021	9,065,679	8,583,352
Interest and dividends receivable	33,353	32,606
Other real estate owned	106	106
Premises and equipment, net	126,767	125,828
Bank owned life insurance	259,121	259,207
Assets held for sale	5,676	6,229
Goodwill	500,319	500,319
Core deposit intangible	17,005	18,215
Other assets	149,424	147,007
Total assets	$12,164,945	$11,739,616
Liabilities and Stockholders’ Equity
Deposits	$10,056,233	$9,732,816
Federal Home Loan Bank (“FHLB”) advances	75,002	—
Securities sold under agreements to repurchase with customers	117,782	118,769
Other borrowings	194,396	229,141
Advances by borrowers for taxes and insurance	25,398	20,305
Other liabilities	176,800	122,032
Total liabilities	10,645,611	10,223,063
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both March 31, 2022 and December 31, 2021	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,849,762 and 61,535,381 shares issued at March 31, 2022 and December 31, 2021, respectively; and 59,388,983 and 59,175,046 shares outstanding at March 31, 2022 and December 31, 2021, respectively	612	611
Additional paid-in capital	1,149,503	1,146,781
Retained earnings	456,251	442,306
Accumulated other comprehensive loss	(15,170)	(2,821)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(8,009)	(8,615)
Treasury stock, 2,460,779 and 2,360,335 shares at March 31, 2022 and December 31, 2021, respectively	(63,854)	(61,710)
Total stockholders’ equity	1,519,334	1,516,553
Total liabilities and stockholders’ equity	$12,164,945	$11,739,616

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Interest income:
Loans	$82,468	$77,908
Debt securities	7,504	5,355
Equity investments and other	1,011	1,611
Total interest income	90,983	84,874
Interest expense:
Deposits	4,041	8,496
Borrowed funds	2,715	2,774
Total interest expense	6,756	11,270
Net interest income	84,227	73,604
Credit loss expense (benefit)	1,851	(620)
Net interest income after credit loss expense (benefit)	82,376	74,224
Other income:
Bankcard services revenue	2,963	3,052
Trust and asset management revenue	609	599
Fees and service charges	3,060	3,737
Net gain on sales of loans	177	1,916
Net (loss) gain on equity investments	(2,786)	8,287
Net loss from other real estate operations	(2)	(8)
Income from bank owned life insurance	2,103	1,415
Commercial loan swap income	2,781	1,111
Other	(53)	726
Total other income	8,852	20,835
Operating expenses:
Compensation and employee benefits	30,695	28,366
Occupancy	5,744	5,061
Equipment	1,370	1,578
Marketing	616	434
Federal deposit insurance and regulatory assessments	1,890	1,864
Data processing	5,736	4,031
Check card processing	982	1,372
Professional fees	3,322	2,837
Amortization of core deposit intangible	1,210	1,395
Branch consolidation expense, net	402	1,011
Merger related expenses	1,965	381
Other operating expense	3,563	3,353
Total operating expenses	57,495	51,683
Income before provision for income taxes	33,733	43,376
Provision for income taxes	7,974	10,679
Net income	25,759	32,697
Dividends on preferred shares	1,004	1,004
Net income available to common stockholders	$24,755	$31,693
Basic earnings per share	$0.42	$0.53
Diluted earnings per share	$0.42	$0.53
Average basic shares outstanding	58,739	59,840
Average diluted shares outstanding	58,943	60,101

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$25,759	$32,697
Other comprehensive (loss) income:
Net unrealized loss on debt securities (net of tax benefit of $3,928 in 2022 and $112 in 2021)	(12,372)	(416)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $65 in 2022 and $73 in 2021)	89	107
Reclassification adjustment for losses included in net income (net of tax benefit of $21 in 2022)	(66)	—
Total other comprehensive loss, net of tax	(12,349)	(309)
Total comprehensive income	13,410	32,388
Less: Dividends on preferred shares	1,004	1,004
Comprehensive income available to common stockholders	$12,406	$31,384
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Total
Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$1,484,130
Net income	—	—	—	32,697	—	—	—	32,697
Other comprehensive loss, net of tax	—	—	—	—	(309)	—	—	(309)
Stock compensation	—	—	1,237	—	—	—	—	1,237
Allocation of ESOP stock	—	—	48	—	—	304	—	352
Cash dividend $0.17 per share	—	—	—	(10,152)	—	—	—	(10,152)
Exercise of stock options	—	1	3,290	(1,529)	—	—	—	1,762
Repurchase 500,000 shares of common stock	—	—	—	—	—	—	(9,994)	(9,994)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	(1,004)
Balance at March 31, 2021	$1	$610	$1,142,290	$398,280	$312	$(7,129)	$(35,645)	$1,498,719

Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$1,516,553
Net income	—	—	—	25,759	—	—	—	25,759
Other comprehensive loss, net of tax	—	—	—	—	(12,349)	—	—	(12,349)
Stock compensation	—	—	1,552	—	—	—	—	1,552
Allocation of ESOP stock	—	—	65	—	—	606	—	671
Cash dividend $0.17 per share	—	—	—	(9,993)	—	—	—	(9,993)
Exercise of stock options	—	1	1,105	(817)	—	—	—	289
Repurchase 100,444 shares of common stock	—	—	—	—	—	—	(2,144)	(2,144)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	(1,004)
Balance at March 31, 2022	$1	$612	$1,149,503	$456,251	$(15,170)	$(8,009)	$(63,854)	$1,519,334

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$25,759	$32,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,759	2,064
Allocation of ESOP stock	671	352
Stock compensation	1,552	1,237
Net excess tax expense on stock compensation	214	90
Amortization of servicing asset	14	25
Net premium amortization in excess of discount accretion on securities	1,859	1,467
Net amortization of deferred costs on borrowings	137	212
Amortization of core deposit intangible	1,210	1,395
Net accretion of purchase accounting adjustments	(3,086)	(3,804)
Net amortization of deferred costs and discounts on loans	255	437
Provision (benefit) for credit losses	1,851	(620)
Net write down of fixed assets held-for-sale to net realizable value	1,404	427
Net loss (gain) on equity securities	2,786	(8,287)
Net gain on sales of loans	(177)	(1,916)
Proceeds from sales of residential loans held for sale	724	69,416
Mortgage loans originated for sale	(703)	(65,151)
Increase in value of bank owned life insurance	(2,103)	(1,415)
Net (gain) loss on sale of assets held for sale	(1,200)	22
(Increase) decrease in interest and dividends receivable	(747)	2,450
Deferred tax benefit	(30)	(57)
(Increase) decrease in other assets	(14,777)	27,442
Increase (decrease) in other liabilities	39,272	(21,610)
Total adjustments	31,885	4,176
Net cash provided by operating activities	57,644	36,873
Cash flows from investing activities:
Net increase in loans receivable	(331,568)	(111,302)
Proceeds from sale of loans	12,167	—
Purchase of residential loan pool	(161,701)	—
Premiums paid on purchased loan pool	(495)	—
Purchase of debt securities available-for-sale	(47,817)	(100,921)
Purchase of debt securities held-to-maturity	(16,397)	(178,316)
Purchase of equity investments	(2,292)	(10,575)
Proceeds from maturities and calls of debt securities available-for-sale	45,000	22,850
Proceeds from maturities and calls of debt securities held-to-maturity	12,305	6,565
Proceeds from sales of debt securities available-for-sale	22,857	—
Proceeds from sale of equity investments	4,579	99,060
Principal repayments on debt securities available-for-sale	—	46
Principal repayments on debt securities held-to-maturity	43,213	52,371
Proceeds from bank owned life insurance	2,189	2,120
Proceeds from the redemption of restricted equity investments	26,591	344
Purchases of restricted equity investments	(30,100)	(485)
Proceeds from sales of assets held-for-sale	4,492	420
Purchases of premises and equipment	(7,708)	(5,336)
Net cash used in investing activities	(424,685)	(223,159)

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$323,641	$75,694
(Decrease) increase in short-term borrowings	(987)	6,011
Proceeds from FHLB advances	75,002	—
Repayments of other borrowings	(35,026)	(7,529)
Increase in advances by borrowers for taxes and insurance	5,093	3,684
Exercise of stock options	289	1,762
Payment of employee taxes withheld from stock awards	(1,438)	(1,094)
Purchase of treasury stock	(2,144)	(9,994)
Dividends paid	(10,997)	(11,156)
Net cash provided by financing activities	353,433	57,378
Net decrease in cash and due from banks and restricted cash	(13,608)	(128,908)
Cash and due from banks and restricted cash at beginning of period	224,784	1,318,661
Cash and due from banks and restricted cash at end of period	$211,176	$1,189,753
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$204,949	$1,272,134
Restricted cash at beginning of period	19,835	46,527
Cash and due from banks and restricted cash at beginning of period	$224,784	$1,318,661
Cash and due from banks at end of period	$210,919	$1,173,665
Restricted cash at end of period	257	16,088
Cash and due from banks and restricted cash at end of period	$211,176	$1,189,753
Cash paid during the period for:
Interest	$5,088	$10,376
Income taxes	573	568
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	154	180
Net loan recoveries	(92)	(280)
Transfer of loans receivable to loans held-for-sale	12,011	—
Transfer of premises and equipment to assets held-for-sale	2,776	—

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
The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the full year 2022 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding	59,303	60,300
Less: Unallocated ESOP shares	(422)	(386)
Unallocated incentive award shares	(142)	(74)
Average basic shares outstanding	58,739	59,840
Add: Effect of dilutive securities:
Incentive awards	204	261
Average diluted shares outstanding	58,943	60,101
For the three months ended March 31, 2022 and 2021, antidilutive stock options of 904,000 and 1,672,000, respectively, were excluded from the earnings per share calculations.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At March 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$145,690	$206	$(3,855)	$142,041	$—
Corporate debt securities	5,000	—	(216)	4,784	—
Asset-backed securities	302,389	—	(5,300)	297,089	—
Agency commercial mortgage-backed securities (“MBS”)	111,399	—	(8,843)	102,556	—
Total debt securities available-for-sale	$564,478	$206	$(18,214)	$546,470	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$272,250	$396	$(12,673)	$259,973	$(69)
Corporate debt securities	64,198	917	(1,951)	63,164	(1,272)
Mortgage-backed securities:
Agency residential	730,960	467	(38,828)	692,599	—
Agency commercial	4,163	3	(45)	4,121	—
Non-agency commercial	32,057	3	(1,025)	31,035	(39)
Total mortgage-backed securities	767,180	473	(39,898)	727,755	(39)
Total debt securities held-to-maturity	$1,103,628	$1,786	$(54,522)	$1,050,892	$(1,380)
Total debt securities	$1,668,106	$1,992	$(72,736)	$1,597,362	$(1,380)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$164,756	$1,135	$(471)	$165,420	$—
Corporate debt securities	5,000	42	(11)	5,031	—
Asset-backed securities	298,976	41	(1,489)	297,528	—
Agency commercial MBS	101,142	57	(923)	100,276	—
Total debt securities available-for-sale	$569,874	$1,275	$(2,894)	$568,255	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$281,389	$10,185	$(1,164)	$290,410	$(85)
Corporate debt securities	68,823	1,628	(1,279)	69,172	(1,343)
Mortgage-backed securities:
Agency residential	756,844	6,785	(7,180)	756,449	—
Agency commercial	4,385	7	(44)	4,348	—
Non-agency commercial	32,107	362	(104)	32,365	(39)
Total mortgage-backed securities	793,336	7,154	(7,328)	793,162	(39)
Total debt securities held-to-maturity	$1,143,548	$18,967	$(9,771)	$1,152,744	$(1,467)
Total debt securities	$1,713,422	$20,242	$(12,665)	$1,720,999	$(1,467)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

There was no allowance for securities credit losses on debt securities available-for-sale at March 31, 2022 or December 31, 2021.
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Allowance for securities credit losses
Beginning balance	$(1,467)	$(1,715)
Benefit (provision) for credit loss expense	87	(2)
Total ending allowance balance	$(1,380)	$(1,717)

During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Amortized cost	$1,103,628	$1,143,548
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Allowance for securities credit losses	(1,380)	(1,467)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,822	10,668
Carrying value	$1,099,514	$1,139,193
There was $87,000 of realized losses on debt securities for the three months ended March 31, 2022. There were no realized gains or losses on debt securities for the three months ended March 31, 2021.
The amortized cost and estimated fair value of debt securities at March 31, 2022 by contractual maturity are shown below (in thousands).

March 31, 2022	Amortized Cost	Estimated Fair Value
Less than one year	$95,878	$95,857
Due after one year through five years	153,847	148,910
Due after five years through ten years	242,079	232,695
Due after ten years	297,723	289,589
	$789,527	$767,051
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2022, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $63.1 million, $87.6 million, and $303.4 million, respectively, and an estimated fair value of $61.8 million, $85.4 million, and $297.1 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged for the ability to draw on FHLB advances, access to the Federal Reserve discount window, and other borrowings and for other purposes required by law amounted to $1.09 billion and $1.14 billion at March 31, 2022 and December 31, 2021, respectively, which includes $114.6 million and $142.9 million at March 31, 2022 and December 31, 2021, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At March 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$76,857	$(3,811)	$5,017	$(44)	$81,874	$(3,855)
Corporate debt securities	4,784	(216)	—	—	4,784	(216)
Asset-backed securities	266,780	(5,058)	15,309	(242)	282,089	(5,300)
Agency commercial MBS	102,556	(8,843)	—	—	102,556	(8,843)
Total debt securities available-for-sale	450,977	(17,928)	20,326	(286)	471,303	(18,214)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	203,363	(11,481)	15,508	(1,192)	218,871	(12,673)
Corporate debt securities	6,080	(87)	36,467	(1,864)	42,547	(1,951)
Mortgage-backed securities:
Agency residential	469,893	(24,938)	170,870	(13,890)	640,764	(38,828)
Agency commercial	608	(2)	2,393	(43)	3,001	(45)
Non-agency commercial	30,032	(1,025)	—	—	30,032	(1,025)
Total mortgage-backed securities	500,533	(25,965)	173,263	(13,933)	673,797	(39,898)
Total debt securities held-to-maturity	709,976	(37,533)	225,238	(16,989)	935,215	(54,522)
Total debt securities	$1,160,953	$(55,461)	$245,564	$(17,275)	$1,406,518	$(72,736)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$82,395	$(471)	$—	$—	$82,395	$(471)
Corporate debt securities	1,989	(11)	—	—	1,989	(11)
Asset-backed securities	279,486	(1,489)	—	—	279,486	(1,489)
Agency commercial MBS	80,726	(923)	—	—	80,726	(923)
Total debt securities available-for-sale	444,596	(2,894)	—	—	444,596	(2,894)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	75,329	(1,063)	4,383	(101)	79,712	(1,164)
Corporate debt securities	38,304	(1,279)	—	—	38,304	(1,279)
Mortgage-backed securities:
Agency residential	445,399	(5,822)	50,133	(1,358)	495,532	(7,180)
Agency commercial	2,255	(41)	886	(3)	3,141	(44)
Non-agency commercial	10,722	(104)	—	—	10,722	(104)
Total mortgage-backed securities	458,376	(5,967)	51,019	(1,361)	509,395	(7,328)
Total debt securities held-to-maturity	572,009	(8,309)	55,402	(1,462)	627,411	(9,771)
Total debt securities	$1,016,605	$(11,203)	$55,402	$(1,462)	$1,072,007	$(12,665)

The Company concluded that debt securities were not impaired at March 31, 2022 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside the securities portfolio.
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered as investment

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

grade. The amortized cost of debt securities held-to-maturity at March 31, 2022, aggregated by credit quality indicator are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of March 31, 2022
State, municipal and sovereign debt obligations	$272,250	$—	$272,250
Corporate debt securities	48,211	15,987	64,198
Non-agency commercial MBS	32,057	—	32,057
Total debt securities held-to-maturity	$352,518	$15,987	$368,505
Equity Investments
At March 31, 2022 and December 31, 2021, the Company held equity investments of $93.9 million and $101.2 million, respectively. The equity investments primarily comprised of select financial services institutions’ common and preferred stocks and to a lesser extent other equity investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the three months ended March 31, 2022 and 2021 are shown in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) gain on equity investments	$(2,786)	$8,287
Less: Net gains recognized on equity securities sold	1,582	8,123
Unrealized (loss) gain recognized on equity securities still held	$(4,368)	$164

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Commercial:
Commercial real estate – investor	$4,607,880	$4,378,061
Commercial real estate – owner occupied	1,057,246	1,055,065
Commercial and industrial (1)	502,739	449,224
Total commercial	6,167,865	5,882,350
Consumer:
Residential real estate	2,687,927	2,479,701
Home equity loans and lines and other consumer (“other consumer”)	253,184	260,819
Total consumer	2,941,111	2,740,520
Total loans receivable	9,108,976	8,622,870
Deferred origination costs, net of fees	7,301	9,332
Allowance for loan credit losses	(50,598)	(48,850)
Total loans receivable, net	$9,065,679	$8,583,352
(1) The commercial and industrial loans balance at March 31, 2022 and December 31, 2021 includes Paycheck Protection Program loans of $15.0 million and $22.9 million, respectively.
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
    Substandard: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the collection or the liquidation of the debt. This includes borrowers whose operations were negatively affected by the pandemic and whom, in the assessment, do not have adequate liquidity available to resume operations at levels sufficient to service their current debt levels. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
    Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Total
March 31, 2022
Commercial real estate - investor
Pass	$325,263	$1,368,731	$611,037	$537,525	$262,169	$1,110,883	$277,149	$4,492,757
Special Mention	—	—	—	19,416	9,378	31,267	655	60,716
Substandard	—	—	—	21,625	83	30,803	1,896	54,407
Total commercial real estate - investor	325,263	1,368,731	611,037	578,566	271,630	1,172,953	279,700	4,607,880
Commercial real estate - owner occupied
Pass	36,220	119,031	73,971	123,635	90,325	530,927	10,408	984,517
Special Mention	—	—	—	10,851	4,610	9,395	260	25,116
Substandard	—	—	—	4,600	7,722	35,128	163	47,613
Total commercial real estate - owner occupied	36,220	119,031	73,971	139,086	102,657	575,450	10,831	1,057,246
Commercial and industrial
Pass	17,126	36,479	20,194	19,933	14,809	57,415	324,808	490,764
Special Mention	—	—	—	658	269	325	3,207	4,459
Substandard	—	—	423	1,764	813	2,124	2,392	7,516
Total commercial and industrial	17,126	36,479	20,617	22,355	15,891	59,864	330,407	502,739
Residential real estate (1)
Pass	313,669	869,552	453,895	267,613	114,815	665,096	—	2,684,640
Special Mention	—	—	—	684	—	461	—	1,145
Substandard	—	—	—	—	—	2,142	—	2,142
Total residential real estate	313,669	869,552	453,895	268,297	114,815	667,699	—	2,687,927
Other consumer (1)
Pass	6,056	27,264	17,848	17,712	48,383	133,500	—	250,763
Special Mention	—	—	—	—	—	175	—	175
Substandard	—	—	—	—	60	2,186	—	2,246
Total other consumer	6,056	27,264	17,848	17,712	48,443	135,861	—	253,184
Total loans	$698,334	$2,421,057	$1,177,368	$1,026,016	$553,436	$2,611,827	$620,938	$9,108,976
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2021	2020	2019	2018	2017	2016 and prior	Revolving lines of credit	Total
December 31, 2021
Commercial real estate - investor
Pass	$1,387,753	$609,916	$535,551	$274,662	$375,646	$800,089	$255,613	$4,239,230
Special Mention	—	—	23,794	9,400	2,731	28,663	582	65,170
Substandard	—	4,267	28,802	468	8,495	28,228	3,401	73,661
Total commercial real estate - investor	1,387,753	614,183	588,147	284,530	386,872	856,980	259,596	4,378,061
Commercial real estate - owner occupied
Pass	116,355	71,196	125,212	91,531	109,232	449,966	10,913	974,405
Special Mention	—	—	1,365	3,829	479	14,371	2	20,046
Substandard	—	—	14,166	8,549	5,606	31,576	717	60,614
Total commercial real estate - owner occupied	116,355	71,196	140,743	103,909	115,317	495,913	11,632	1,055,065
Commercial and industrial
Pass	42,955	22,573	22,878	16,404	8,671	50,887	271,818	436,186
Special Mention	—	—	231	350	85	172	3,645	4,483
Substandard	—	457	2,281	813	198	2,029	2,777	8,555
Total commercial and industrial	42,955	23,030	25,390	17,567	8,954	53,088	278,240	449,224
Residential real estate (1)
Pass	876,135	475,134	288,699	127,756	105,385	602,331	—	2,475,440
Special Mention	—	212	—	61	—	1,313	—	1,586
Substandard	—	—	—	—	351	2,324	—	2,675
Total residential real estate	876,135	475,346	288,699	127,817	105,736	605,968	—	2,479,701
Other consumer (1)
Pass	26,512	19,168	18,179	51,954	17,955	123,783	—	257,551
Special Mention	—	—	—	—	—	322	—	322
Substandard	—	—	—	18	—	2,928	—	2,946
Total other consumer	26,512	19,168	18,179	51,972	17,955	127,033	—	260,819
Total loans	$2,449,710	$1,202,923	$1,061,158	$585,795	$634,834	$2,138,982	$549,468	$8,622,870
(1) For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Unallocated	Total
For the three months ended March 31, 2022
Allowance for credit losses on loans
Balance at beginning of period	$25,504	$5,884	$5,039	$11,155	$1,268	$—	$48,850
Credit loss (benefit) expense	(1,867)	(840)	(406)	5,028	(259)	—	1,656
Charge-offs	—	(4)	—	—	(139)	—	(143)
Recoveries	—	13	16	94	112	—	235
Balance at end of period	$23,637	$5,053	$4,649	$16,277	$982	$—	$50,598
For the three months ended March 31, 2021
Allowance for credit losses on loans
Balance at beginning of period	$26,703	$15,054	$5,390	$11,818	$1,770	$—	$60,735
Credit loss expense (benefit)	10,149	(7,257)	(2,875)	(335)	(721)	—	(1,039)
Charge-offs	(34)	—	—	(242)	(80)	—	(356)
Recoveries	104	30	26	39	437	—	636
Balance at end of period	$36,922	$7,827	$2,541	$11,280	$1,406	$—	$59,976
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and therefore, non-accruing. At March 31, 2022 and December 31, 2021, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $3.6 million for each period, commercial real estate - owner occupied of $9.6 million and $11.9 million, respectively, and commercial and industrial of $2.8 million and $277,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $440,000 and $438,000 at March 31, 2022 and December 31, 2021, respectively. At both March 31, 2022 and December 31, 2021, the amount of foreclosed residential real estate property held by the Company was $106,000.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Commercial real estate – investor	$3,575	$3,614
Commercial real estate – owner occupied	9,632	11,904
Commercial and industrial	2,830	277
Residential real estate	7,047	6,114
Other consumer	3,841	3,585
	$26,925	$25,494

At March 31, 2022 and December 31, 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2022, there were no loans that were 90 days or greater past due and still accruing. At December 31, 2021, there was one loan for $46,000 that was 90 days or greater past due and still accruing interest that was fully paid on January 14, 2022.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2022
Commercial real estate – investor	$2,109	$74	$1,663	$3,846	$4,604,034	$4,607,880
Commercial real estate – owner occupied	4,465	18	373	4,856	1,052,390	1,057,246
Commercial and industrial	66	43	356	465	502,274	502,739
Residential real estate	9,816	1,146	2,142	13,104	2,674,823	2,687,927
Other consumer	779	175	2,246	3,200	249,984	253,184
	$17,235	$1,456	$6,780	$25,471	$9,083,505	$9,108,976
December 31, 2021
Commercial real estate – investor	$1,717	$102	$1,709	$3,528	$4,374,533	$4,378,061
Commercial real estate – owner occupied	599	—	575	1,174	1,053,891	1,055,065
Commercial and industrial	25	151	277	453	448,771	449,224
Residential real estate	9,705	1,586	2,675	13,966	2,465,735	2,479,701
Other consumer	339	322	2,946	3,607	257,212	260,819
	$12,385	$2,161	$8,182	$22,728	$8,600,142	$8,622,870
The Company classifies certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At March 31, 2022 and December 31, 2021, TDR loans totaled $19.6 million and $23.6 million, respectively. At March 31, 2022 and December 31, 2021, there were $11.9 million and $11.3 million, respectively, of TDR loans included in the non-accrual loan totals. At March 31, 2022 and December 31, 2021, the Company had no specific reserves allocated to loans that were classified as TDR loans. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans which totaled $7.7 million and $12.3 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents information about TDR loans which occurred during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Other consumer	3	991	1,109
Three months ended March 31, 2021
Troubled debt restructurings:
Other consumer	2	$26	$33
There were no TDR loans that defaulted during the three months ended March 31, 2022 and 2021, which were modified within the preceding year.
In response to the COVID-19 pandemic and its economic impact on customers, short-term modification programs that comply with the CARES Act, extended by the CRRSA Act, were implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The Bank’s Commercial Borrower Relief Program allowed for the deferral of principal and interest or principal only. All payments received will first be applied to all accrued and unpaid interest and the balance, if any, of unpaid principal, then to fees, expenses and other amounts due to the Bank. Monthly payments will continue until the maturity date when all then unpaid principal, interest, fees, and all other charges are due and payable to the Bank. The Consumer Borrower Relief Program allowed for the deferral of principal and interest. The deferred payments along with

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

interest accrued during the deferral period are due and payable on the maturity date. Provided these loans were current as of either December 31, 2019 or the date of the modification, these loans are not considered TDR loans at March 31, 2022 and 2021 and will not be reported as past due during the deferral period.
Note 5. Deposits
The major types of deposits at March 31, 2022 and December 31, 2021 were as follows (in thousands):

Type of Account	March 31,	December 31,
	2022	2021
Non-interest-bearing	$2,444,833	$2,412,056
Interest-bearing checking	4,287,745	4,201,736
Money market deposit	811,588	736,090
Savings	1,624,751	1,607,933
Time deposits	887,316	775,001
Total deposits	$10,056,233	$9,732,816
Included in time deposits at March 31, 2022 and December 31, 2021 was $104.6 million and $145.4 million, respectively, in deposits of $250,000 or more.
Note 6. Borrowed Funds
Borrowed funds at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
FHLB advances	$75,002	$—
Securities sold under agreements to repurchase with customers	117,782	118,769
Other borrowings	194,396	229,141
Total borrowed funds	$387,180	$347,910
At March 31, 2022, there was $75.0 million outstanding in overnight borrowings from the FHLB, as compared to $0 at December 31, 2021. There were no FHLB term advances at March 31, 2022 and December 31, 2021.
During the three months ended March 31, 2022, the Company redeemed $35.0 million of subordinated debt due September 30, 2026. The debt carried an interest rate of 4.14% based on a floating rate of three months LIBOR plus 392 basis points.

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
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$546,470	$—	$546,470	$—
Equity investments	81,588	12,517	69,071	—
Interest rate derivative asset	45,611	—	45,611	—
Interest rate derivative liability	(45,643)	—	(45,643)	—
Items measured on a non-recurring basis:
Equity investments	12,300	—	—	12,300
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	16,477	—	—	16,477
December 31, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$568,255	$—	$568,255	$—
Equity investments	90,726	14,608	73,400	2,718
Interest rate derivative asset	22,787	—	22,787	—
Interest rate derivative liability	(22,855)	—	(22,855)	—
Items measured on a non-recurring basis:
Equity investments	10,429	—	—	10,429
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral	16,233	—	—	16,233

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table reconciles, for the three months ended March 31, 2022 and 2021, the beginning and ending balances for equity investments available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs (in thousands):

	For the Three Months Ended March 31,
	2022	2021
	Equity Investments
Beginning balance	$2,718	$2,540
Total gains included in earnings	—	398
Sales	—	—
Transfers out of Level 3	(2,718)	—
Ending balance	$—	$2,938
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. During the three months ended March 31, 2022, the Company executed its right to convert $2.7 million preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1. There were no transfers into or out of Level 3 assets and liabilities in the fair value hierarchy for the three months ended March 31, 2021.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Securities Sold Under Agreements to Repurchase with Customers
Fair value approximates the carrying amount as these borrowings are payable on demand and the interest rate adjusts monthly.
Borrowed Funds
Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of March 31, 2022 and December 31, 2021 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2022
Financial Assets:
Cash and due from banks	$210,919	$210,919	$—	$—
Debt securities held-to-maturity	1,099,514	—	1,038,041	12,851
Restricted equity investments	56,704	—	—	56,704
Loans receivable, net and loans held-for-sale	9,065,679	—	—	8,798,688
Financial Liabilities:
Deposits other than time deposits	9,168,917	—	9,168,917	—
Time deposits	887,316	—	872,733	—
FHLB advances and other borrowings	269,398	—	290,103	—
Securities sold under agreements to repurchase with customers	117,782	117,782	—	—
December 31, 2021
Financial Assets:
Cash and due from banks	$204,949	$204,949	$—	$—
Debt securities held-to-maturity	1,139,193	—	1,138,529	14,215
Restricted equity investments	53,195	—	—	53,195
Loans receivable, net and loans held-for-sale	8,583,352	—	—	8,533,506
Financial Liabilities:
Deposits other than time deposits	8,957,815	—	8,957,815	—
Time deposits	775,001	—	773,766	—
Other borrowings	229,141	—	251,491	—
Securities sold under agreements to repurchase with customers	118,769	118,769	—	—
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. For the three months ended March 31, 2022 and 2021, the Company recognized a gain of $37,000 and $64,000, respectively, in commercial loan swap income resulting from fair value adjustments. The notional amount of derivatives not designated as hedging instruments was $1.10 billion and $938.7 million at March 31, 2022 and December 31, 2021, respectively.

The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	March 31,	December 31,
	2022	2021
Other assets	$45,611	$22,787
Other liabilities	45,643	22,855
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $257,000 and $19.8 million at March 31, 2022 and December 31, 2021, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $45.6 million and $22.9 million at March 31, 2022 and December 31, 2021, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s leases are comprised of real estate property for branches, automated teller machine locations and office space with terms extending through 2038. The Company has one existing finance lease, which has a lease term through 2029.
The following table represents the classification of the Company’s right-of-use (“ROU”) assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		March 31,	December 31,
		2022	2021
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$14,249	$17,442
Finance lease ROU asset	Premises and equipment, net	1,446	1,495
Total lease ROU assets		$15,695	$18,937

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$14,720	$17,982
Finance lease liability	Other borrowings	1,854	1,904
Total lease liabilities		$16,574	$19,886
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $8.6 million and $8.2 million as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	7.86 years	8.22 years
Finance lease	7.35 years	7.59 years
Weighted-Average Discount Rate
Operating leases	2.84%	2.97%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Expense
Operating lease expense	$1,258	$1,490
Finance lease expense:
Amortization of ROU assets	50	50
Interest on lease liabilities(1)	26	29
Total	$1,334	$1,569

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,162	$1,450
Operating cash flows from finance leases	26	29
Financing cash flows from finance leases	51	48
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.
The Company sold two branches, including owned premises and equipment, all deposits associated with the branches, and selected performing loans in December 2021. The Company also consolidated four branches in early 2021, nine branches in late 2021, and 10 branches and one deposit gathering location in early 2022. These plans have resulted in a shortened estimated useful life for premises and equipment and accelerated recognition of lease expenses, including the gains or losses related to subsequent sales or lease terminations, associated with these locations, totaling $62,000 and $980,000, for the three months ended March 31, 2022 and 2021, respectively, which is presented in branch consolidation expense, net, and is excluded from the table above. Other operating expenses related to these closures totaled $340,000 and $31,000, for the three months ended March 31, 2022 and 2021, respectively, and are presented in branch consolidation expense, net.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ending March 31,
2023	$307	$3,366
2024	307	2,579
2025	307	2,448
2026	307	1,879
2027	307	1,224
Thereafter	721	5,283
Total	2,256	16,779
Less: Imputed interest	(402)	(2,059)
Total lease liabilities	$1,854	$14,720

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 10. Subsequent Event

On April 1, 2022, the Company completed its previously announced agreement to acquire a majority interest of 60% in Trident Abstract Title Agency, LLC (“Trident”). Trident provides commercial and residential title services throughout New Jersey; and through strategic alliances can also service client’s title insurance needs outside of New Jersey. The acquisition is expected to be complimentary to the Company’s existing consumer and commercial lending business. The purchase price was $7.1 million and estimated goodwill from the transaction amounted to $5.7 million.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2021 Form 10-K. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2021. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 2.5 million shares. The repurchase plan has no expiration date. On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 100,444 share~~s~~ of its common stock during the three month period ended March 31, 2022. At March 31, 2022, there were 3,207,217 shares available for repurchase under the Company’s stock repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	—	$—	—	3,307,661
February 1, 2022 through February 28, 2022	—	—	—	3,307,661
March 1, 2022 through March 31, 2022	100,444	21.35	100,444	3,207,217
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
10.47	Executive Employment Agreement between OceanFirst Financial Corp. and Patrick Barrett	Incorporated herein by reference from Exhibit to Form 8-K filed on March 17, 2022.
10.48	Confidentiality and Executive Restriction Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on March 17, 2022.
10.49	Executive Change in Control Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on March 17, 2022.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed here within this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed here within this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 5, 2022	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	May 5, 2022	/s/ Michael J. Fitzpatrick
Michael J. Fitzpatrick
Executive Vice President and Chief Financial Officer