Form 10-Q
period 2022-06-30
OCEANFIRST FINANCIAL CORP
filed 2022-08-04
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 1, 2022, there were 59,130,236 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2022	March 31, 2022	June 30, 2021
SELECTED FINANCIAL CONDITION DATA:
Total assets	$12,438,653	$12,164,945	$11,483,901
Loans receivable, net of allowance for loan credit losses	9,380,688	9,065,679	7,774,351
Deposits	9,831,484	10,056,233	9,415,286
Total stockholders’ equity	1,521,432	1,519,334	1,508,789
SELECTED OPERATING DATA:
Net interest income	90,797	84,227	74,016
Credit loss expense (benefit)	1,254	1,851	(6,460)
Other income	7,541	8,852	11,803
Operating expenses	58,661	57,495	51,670
Net income	29,483	25,759	30,555
Net income attributable to OceanFirst Financial Corp.	28,961	25,759	30,555
Net income available to common stockholders	27,957	24,755	29,551
Diluted earnings per share	0.47	0.42	0.49
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	25.73	25.58	25.22
Cash dividend per share	0.17	0.17	0.17
Dividend payout ratio per common share	36.17%	40.48%	34.69%
Stockholders’ equity to total assets	12.23	12.49	13.14
Return on average assets (2) (3) (4)	0.92	0.84	1.03
Return on average stockholders’ equity (2) (3) (4)	7.31	6.57	7.88
Net interest rate spread (5)	3.18	3.08	2.75
Net interest margin (2) (6)	3.29	3.18	2.89
Operating expenses to average assets (2) (4)	1.92	1.95	1.80
Efficiency ratio (4) (7)	59.65	61.77	60.21
Loans-to-deposits ratio	95.90	90.60	83.06
ASSET QUALITY:
Non-performing loans (8)	$20,753	$26,925	$38,659
Non-performing assets (8)	20,753	27,031	38,765
Allowance for loan credit losses as a percent of total loans receivable (9) (10)	0.55%	0.56%	0.69%
Allowance for loan credit losses as a percent of total non-performing loans (8) (10)	250.86	187.92	139.36
Non-performing loans as a percent of total loans receivable (8) (9)	0.22	0.30	0.49
Non-performing assets as a percent of total assets (8)	0.17	0.22	0.34
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Included net expenses related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $8.8 million, or $6.7 million, net of tax benefit, for the three months ended June 30, 2022. Included net expenses related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $5.2 million, or $4.0 million, net of tax benefit, for the three months ended March 31, 2022. Included a net benefit related to merger related expenses, net branch consolidation expenses, and net gain on equity investments of $104,000, or $78,000, net of tax expense, for the three months ended June 30, 2021.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7) Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.

(8) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(9) Total loans receivable excludes loans held-for-sale.
(10) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $15.5 million, $16.9 million, and $23.6 million at June 30, 2022, March 31, 2022 and June 30, 2021, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, Washington D.C., and Boston. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, gain on sale of loans, securities and on equity investments, title-related fees and service charges and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the three months ended June 30, 2022 were as follows:

•Strengthening Net Interest Income and Margin: Net interest income increased by $6.6 million to $90.8 million, from $84.2 million in the prior linked quarter. Net interest margin increased to 3.29%, as compared to 3.18% in the prior linked quarter, largely driven by the impact of the rising rate environment on interest earning assets, as well as elevated prepayment fees, partly offset by increased cost of funds.
•Balance Sheet Growth and Improving Asset Quality: Loan growth for the quarter was $315.9 million, reflecting originations of $835.5 million, and the committed loan pipeline was $385.0 million as of June 30, 2022. Non-performing loans decreased to $20.8 million, as compared to $26.9 million in the prior linked quarter. Deposits grew by $98.7 million year-to-date and $416.2 million as compared to June 30, 2021.
•Expense Management Discipline: Total operating expenses increased modestly to $58.7 million, from $57.5 million in the prior linked quarter. Operating expenses for the current quarter included $3.2 million of expenses related to the acquisition of a majority interest in Trident Abstract Title Agency, LLC (“Trident”). The efficiency ratio improved to 59.65% from 61.77% in the prior linked quarter.
•Dividend Increase: On July 27, 2022, the Board of Directors approved an increase to the quarterly cash dividend by $0.03, or 18%, to $0.20 per share.
Net income available to common stockholders for the three and six months ended June 30, 2022 was $28.0 million and $52.7 million, respectively, or $0.47 and $0.89 per diluted share, respectively, as compared to $29.6 million and $61.2 million, or $0.49 and $1.02 per diluted share, for the corresponding prior year periods, respectively. The dividends paid to preferred stockholders were $1.0 million and $2.0 million for the three and six months ended June 30, 2022 and 2021, respectively. Net income available to common stockholders for the three and six months ended June 30, 2022 included merger related expenses of $196,000 and $2.2 million, respectively, net branch consolidation expenses of $546,000 and $948,000, respectively, and net loss on equity investments of $8.1 million and $10.9 million, respectively. Net income available to common stockholders for the three and six months ended June 30, 2021 included merger related expenses of $446,000 and $827,000, respectively, net branch consolidation expenses of $26,000 and $1.0 million, respectively, and net gain on equity investments of $576,000 and $8.9 million, respectively.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.23% at June 30, 2022.
On July 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share. The dividend, related to the quarter ended June 30, 2022, will be paid on August 19, 2022 to common stockholders of record on August 8, 2022. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on August 15, 2022 to preferred stockholders of record on July 29, 2022.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and six months ended June 30, 2022 interest income included net loan fees of $3.2 million and $4.2 million, respectively, as compared to $1.2 million and $2.6 million for the same prior year periods, respectively.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2022 and 2021. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$67,440	$100	0.59%	$992,485	$241	0.10%
Securities (2)	1,811,869	8,585	1.90	1,501,484	6,052	1.62
Loans receivable, net (3)
Commercial	6,278,465	65,390	4.18	5,318,436	54,258	4.09
Residential real estate	2,718,787	22,742	3.35	2,219,425	19,097	3.44
Home equity loans and lines and other consumer (“other consumer”)	251,014	2,599	4.15	304,541	3,693	4.86
Allowance for loan credit losses, net of deferred loan costs and fees	(43,683)	—	—	(53,483)	—	—
Loans receivable, net	9,204,583	90,731	3.95	7,788,919	77,048	3.97
Total interest-earning assets	11,083,892	99,416	3.60	10,282,888	83,341	3.25
Non-interest-earning assets	1,168,093			1,256,844
Total assets	$12,251,985			$11,539,732
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,020,474	1,612	0.16%	$3,701,496	3,385	0.37%
Money market	739,647	279	0.15	760,323	212	0.11
Savings	1,639,568	161	0.04	1,581,284	166	0.04
Time deposits	937,387	2,265	0.97	1,002,086	2,562	1.03
Total	7,337,076	4,317	0.24	7,045,189	6,325	0.36
Federal Home Loan Bank (“FHLB”) advances	538,754	1,647	1.23	—	—	—
Securities sold under agreements to repurchase	103,929	41	0.16	135,181	56	0.17
Other borrowings	194,481	2,614	5.39	228,350	2,944	5.17
Total borrowings	837,164	4,302	2.06	363,531	3,000	3.31
Total interest-bearing liabilities	8,174,240	8,619	0.42	7,408,720	9,325	0.50
Non-interest-bearing deposits	2,328,124			2,462,203
Non-interest-bearing liabilities	214,900			164,774
Total liabilities	10,717,264			10,035,697
Stockholders’ equity	1,534,721			1,504,035
Total liabilities and equity	$12,251,985			$11,539,732
Net interest income		$90,797			$74,016
Net interest rate spread (4)			3.18%			2.75%
Net interest margin (5)			3.29%			2.89%
Total cost of deposits (including non-interest-bearing deposits)			0.18%			0.27%

	For the Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$78,074	$136	0.35%	$1,065,294	$518	0.10%
Securities (2)	1,829,065	17,064	1.88	1,407,108	12,741	1.83
Loans receivable, net (3)
Commercial	6,157,060	123,745	4.05	5,223,714	107,927	4.17
Residential real estate	2,631,208	44,081	3.35	2,273,332	39,166	3.45
Other consumer	254,002	5,373	4.27	315,662	7,863	5.02
Allowance for loan credit losses, net of deferred loan costs and fees	(42,080)	—	—	(53,187)	—	—
Loans receivable, net	9,000,190	173,199	3.87	7,759,521	154,956	4.03
Total interest-earning assets	10,907,329	190,399	3.51	10,231,923	168,215	3.32
Non-interest-earning assets	1,191,453			1,257,970
Total assets	$12,098,782			$11,489,893
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,197,935	3,762	0.18%	$3,707,398	7,695	0.42%
Money market	763,721	596	0.16	758,986	579	0.15
Savings	1,624,575	286	0.04	1,552,106	345	0.04
Time deposits	853,017	3,714	0.88	1,111,000	6,202	1.13
Total	7,439,248	8,358	0.23	7,129,490	14,821	0.42
FHLB Advances	285,501	1,682	1.19	—	—	—
Securities sold under agreements to repurchase	110,738	83	0.15	132,328	151	0.23
Other borrowings	211,407	5,252	5.01	228,359	5,623	4.97
Total borrowings	607,646	7,017	2.33	360,687	5,774	3.23
Total interest-bearing liabilities	8,046,894	15,375	0.39	7,490,177	20,595	0.55
Non-interest-bearing deposits	2,364,757			2,337,238
Non-interest-bearing liabilities	155,832			162,647
Total liabilities	10,567,483			9,990,062
Stockholders’ equity	1,531,299			1,499,831
Total liabilities and equity	$12,098,782			$11,489,893
Net interest income		$175,024			$147,620
Net interest rate spread (4)			3.12%			2.77%
Net interest margin (5)			3.24%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			0.17%			0.32%
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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021
Total assets increased by $699.0 million to $12.44 billion at June 30, 2022, from $11.74 billion at December 31, 2021. Total loans increased by $802.0 million to $9.42 billion at June 30, 2022, from $8.62 billion at December 31, 2021, due to strong loan originations. Total debt securities decreased by $132.1 million at June 30, 2022, as compared to December 31, 2021, primarily due to principal repayments, and to a lesser extent, an increase in unrealized losses driven by the rising rate environment. Other assets increased by $46.5 million to $193.6 million at June 30, 2022 from $147.0 million at December 31, 2021, primarily due to an increase in market values associated with the Company’s customer interest rate swap programs.

Total liabilities increased by $694.2 million to $10.92 billion at June 30, 2022, from $10.22 billion at December 31, 2021. Deposits increased by $98.7 million to $9.83 billion at June 30, 2022, from $9.73 billion at December 31, 2021. Total deposits, excluding time deposits, decreased by $626.3 million to $8.33 billion at June 30, 2022, from $8.96 billion at December 31, 2021, due to the net runoff of interest-bearing checking balances. Time deposits increased to $1.50 billion at June 30, 2022, from $775.0 million at December 31, 2021, primarily due to an increase in brokered time deposits. The Company largely completed a program to extend maturities on price sensitive deposits in a cost-effective manner, consisting of the addition of $689.2 million in brokered time deposits with laddered maturities ranging from 1 to 24 months. The brokered time deposits carry a weighted average rate of 2.12%, a weighted average life of 9.5 months, and were issued at costs less than comparable wholesale borrowings. The loans-to-deposit ratio at June 30, 2022 was 95.9%, as compared to 88.6% at December 31, 2021.

Overnight FHLB advances increased to $488.8 million at June 30, 2022 from $0 at December 31, 2021 to fund liquidity needs. Other borrowings decreased by $34.5 million to $194.7 million at June 30, 2022, from $229.1 million at December 31, 2021, primarily due to the extinguishment of $35.0 million of subordinated debt in March 2022. Other liabilities increased by $151.2 million to $273.2 million at June 30, 2022, from $122.0 million at December 31, 2021, primarily due to an increase in the market values associated with the Company’s customer interest rate swap programs and collateral received from counterparties.

Stockholders’ equity was $1.52 billion at June 30, 2022 and December 31, 2021 as net income of $55.2 million was primarily offset by an increase in accumulated other comprehensive loss, cash dividends of $0.34 per share for a cost of $20.0 million, stock repurchases of $7.4 million, and preferred stock dividends of $2.0 million. Accumulated other comprehensive loss increased by $26.3 million to $29.1 million at June 30, 2022 from $2.8 million at December 31, 2021, primarily due to unrealized losses on debt securities available-for-sale which were adversely impacted by the rising interest rate environment. For the six months ended June 30, 2022, the Company repurchased 373,223 shares totaling $7.4 million under its stock repurchase programs at a weighted average cost of $19.82. There were 2,934,438 shares available for repurchase at June 30, 2022 under the existing repurchase program. Stockholders’ equity per common share increased to $25.73 at June 30, 2022, as compared to $25.63 at December 31, 2021.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2022 and June 30, 2021
General
Net income available to common stockholders for the three and six months ended June 30, 2022 was $28.0 million and $52.7 million, respectively, or $0.47 and $0.89 per diluted share, respectively, as compared to $29.6 million and $61.2 million, or $0.49 and $1.02 per diluted share, for the corresponding prior year periods, respectively. Net income available to common stockholders for the three and six months ended June 30, 2022 included merger related expenses of $196,000 and $2.2 million, respectively, net branch consolidation expenses of $546,000 and $948,000, respectively, and net loss on equity investments of and $8.1 million and $10.9 million, respectively. These items decreased net income by $6.7 million and $10.7 million, net of tax, for the three and six months ended June 30, 2022, respectively. Net income available to common stockholders for the three and six months ended June 30, 2021 included merger related expenses of $446,000 and $827,000, respectively, net branch consolidation expenses of $26,000 and $1.0 million, respectively, and a net gain on equity investments of $576,000 and $8.9 million, respectively. These items increased net income by $78,000 and $5.3 million, net of tax, for the three and six months ended June 30, 2021, respectively.
Interest Income
Interest income for the three and six months ended June 30, 2022 increased to $99.4 million and $190.4 million, respectively, as compared to $83.3 million and $168.2 million for the corresponding prior year periods, respectively. Average interest-earning assets increased by $801.0 million and $675.4 million for the three and six months ended June 30, 2022, respectively, as compared to the same prior year periods, primarily due to loan and securities growth funded by the redeployment of excess cash and, to a lesser extent, funding from increased deposits and borrowings. Average loans receivable, net of allowance for loan credit losses, increased by $1.42 billion and $1.24 billion for the three and six months ended June 30, 2022, respectively, as compared to the same prior year periods. For the three and six months ended June 30, 2022, the yield on average interest-

earning assets increased to 3.60% and 3.51%, respectively, from 3.25% and 3.32%, for the corresponding prior year periods, respectively.
Interest Expense
Interest expense for the three and six months ended June 30, 2022 was $8.6 million and $15.4 million, respectively, as compared to $9.3 million and $20.6 million in the corresponding prior year periods, respectively. For the three and six months ended June 30, 2022, the cost of average interest-bearing liabilities decreased to 0.42% and 0.39%, respectively, from 0.50% and 0.55% for the corresponding prior year periods, respectively, as a result of the downward repricing of deposits. The total cost of deposits (including non-interest bearing deposits) was 0.18% and 0.17% for the three and six months ended June 30, 2022, respectively, as compared to 0.27% and 0.32%, for the same prior year periods, respectively, and a weighted average rate of 0.28% at June 30, 2022.
Net Interest Income and Margin
Net interest income for the three and six months ended June 30, 2022 increased to $90.8 million and $175.0 million, respectively, as compared to $74.0 million and $147.6 million for the corresponding prior year periods, respectively, reflecting increases in average interest-earning assets and net interest margin. Net interest margin for the three and six months ended June 30, 2022 increased to 3.29% and 3.24%, from 2.89% and 2.91% for the same prior year periods, respectively. The net interest margin expansion was primarily attributable to the redeployment of excess cash into loans and securities and, to a lesser extent, the impact of the rising interest rate environment on interest earning assets and a decreased cost of funds.
Credit Loss Expense (Benefit)
For the three and six months ended June 30, 2022, the credit loss expense was $1.3 million and $3.1 million, respectively, as compared to a credit loss benefit of $6.5 million and $7.1 million, for the corresponding prior year periods, respectively. The credit loss expense for the three and six months ended June 30, 2022 was influenced by strong loan portfolio growth, cooling and increasingly uncertain macro-economic forecasts due to conflicting economic signals, partly offset by ongoing positive trends in the Company’s asset quality and continued robust employment levels. Net loan charge-offs were $9,000 and $224,000 for the three months ended June 30, 2022 and 2021, respectively. Net loan recoveries were $83,000 and $56,000 for the six months ended June 30, 2022 and 2021, respectively. Non-performing loans totaled $20.8 million at June 30, 2022, as compared to $38.7 million at June 30, 2021, primarily due to loans that returned to accrual status and partly due to loans that were paid off.
Non-interest Income
For the three months ended June 30, 2022, other income decreased to $7.5 million, as compared to $11.8 million for the corresponding prior year period. The decrease was driven by a net loss on equity investments of $8.1 million compared to a net gain on equity investments of $576,000 in the prior year period, along with lower net gain on sale of loans of $1.3 million and fees and service charges of $510,000. The decrease was partially offset by the acquisition of a majority interest in Trident, which added $4.5 million of title-related fees and service charges and an increase in commercial loan swap income of $2.2 million.
For the six months ended June 30, 2022, other income decreased to $16.4 million, as compared to $32.6 million for the corresponding prior year period. The decrease was driven by a net loss on equity investments of $10.9 million compared to a net gain on equity investments of $8.9 million in the prior period, along with lower net gain on sale of loans of $3.0 million, deposit fees and service charges of $1.2 million, and Paycheck Protection Program (“PPP”) loan origination referral fees of $776,000. The decrease was partially offset by the acquisition of a majority interest in Trident, which added $4.5 million of title-related fees and service charges and an increase in commercial loan swap income of $3.9 million.
Non-interest Expense
Operating expenses increased to $58.7 million for the three months ended June 30, 2022, as compared to $51.7 million in the same prior year period. Operating expenses for the three months ended June 30, 2022 and 2021 included $742,000 and $472,000, respectively, of merger related and net branch consolidation expenses. The remaining increase of $6.7 million in operating expenses for the three months ended June 30, 2022, as compared to the corresponding prior year period, was partly due to the acquisition of majority interest in Trident, which added $3.2 million of expenses. The further remaining increase of $3.5 million in operating expense for the three months ended June 30, 2022 was due to increases in data processing expense of $1.8 million, as a result of the migration to a new core banking system, compensation and benefits expense of $1.2 million partly relating to the commercial banking strategy and the commercial banking hires in expansion markets of Boston and

Baltimore, and an increase in the Company’s federal deposit insurance and regulatory assessments of $689,000 as a result of a higher assessment base and multiplier.
Operating expenses increased to $116.2 million for the six months ended June 30, 2022, as compared to $103.4 million in the same prior year period. Operating expenses for the six months ended June 30, 2022 and 2021 included $3.1 million and $1.9 million, respectively, of merger related and net branch consolidation expenses. The remaining increase of $11.6 million in operating expenses for the six months ended June 30, 2022, as compared to the corresponding prior year period, was partly due to the acquisition of majority interest in Trident, which added $3.2 million of expenses. The further remaining increase of $8.4 million in operating expense for the six months ended June 30, 2022 was primarily due to increases in data processing expense of $3.5 million as a result of the migration to a new core banking system, compensation and benefits expense of $3.5 million partly relating to the commercial banking strategy and the commercial banking hires in expansion markets of Boston and Baltimore, federal deposit insurance and regulatory assessments of $715,000 as a result of a higher assessment base and multiplier, and professional fees of $547,000.
Income Tax Expense
The provision for income taxes was $8.9 million and $16.9 million for the three and six months ended June 30, 2022, respectively, as compared to $10.1 million and $20.7 million for the same prior year periods. The effective tax rate was 23.3% and 23.4% for the three and six months ended June 30, 2022, respectively, as compared to 24.8% and 24.7% for the same prior year periods, respectively.

Liquidity and Capital Resources
The primary sources of liquidity specifically available to OceanFirst Financial Corp. are dividends from the Bank, proceeds from sale of investments, and the issuance of preferred and common stock, and debt. For the six months ended June 30, 2022, the holding company received dividend payments of $30.0 million from the Bank. At June 30, 2022, OceanFirst Financial Corp. held $32.8 million in cash.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, access to the Federal Reserve discount window, other borrowings, and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions.
At June 30, 2022, the Bank had $488.8 million outstanding in overnight borrowings from the FHLB, as compared to $0 at December 31, 2021. The Bank utilizes overnight borrowings from time-to-time to fund short-term liquidity needs. There were no FHLB term advances at June 30, 2022 and December 31, 2021.
The Company’s cash needs for the six months ended June 30, 2022 were primarily satisfied by the increase in net proceeds from FHLB advances, deposits, which included the issuance of brokered time deposits, proceeds from maturities and calls of debt maturities, and principal repayments on debt securities. The cash was principally utilized for loan originations, purchases of residential loan pools, purchases of debt and equity securities, and redemption of subordinated debt. The Company’s cash needs for the six months ended June 30, 2021 were primarily satisfied by principal repayments on debt securities held-to-maturity, proceeds from sales of loans and equity investments, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities, and loan originations.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At June 30, 2022, outstanding commitments to originate loans totaled $385.0 million and outstanding undrawn lines of credit totaled $1.78 billion, of which $1.42 billion were commitments to commercial and commercial construction borrowers and $359.5 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
Time deposits scheduled to mature in one year or less totaled $1.01 billion at June 30, 2022.
At June 30, 2022, the Company also had various contractual obligations, which included debt obligations of $788.9 million, including finance lease obligations of $1.8 million, and an additional $21.2 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Company and the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Company and Bank continue to maintain adequate liquidity under all stress scenarios.
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and six months ended June 30, 2022, the Company repurchased 272,779 and 373,223 shares of its common stock, respectively, at a total cost of $5.3 million and $7.4 million, respectively. For the three and six months ended June 30, 2021, the Company repurchased 500,000 and 1.0 million shares of its common stock, respectively, at a total cost of $10.9 million and $20.9 million, respectively. At June 30, 2022, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first six months of June 30, 2022 were $20.0 million, as compared to $20.3 million for the same prior year period. On July 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend is payable on August 19, 2022 to common stockholders of record at the close of business on August 8, 2022.

Cash dividends on preferred stock declared and paid during the first six months of June 30, 2022 and 2021 were $2.0 million for both periods. The Company’s Board of Directors also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, payable on August 15, 2022 to preferred stockholders of record on July 29, 2022.
The Company’s ability to continue to pay dividends remains dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders.
As of June 30, 2022 and December 31, 2021, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2022	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$1,075,202	9.26%	$464,250	4.00%		$580,313	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,075,202	11.03	682,095	7.00	(1)	633,374	6.50
Tier 1 capital (to risk-weighted assets)	1,075,202	11.03	828,258	8.50	(1)	779,537	8.00
Total capital (to risk-weighted assets)	1,130,590	11.60	1,023,143	10.50	(1)	974,422	10.00
Company:
Tier 1 capital (to average assets)	$1,077,686	9.28%	$464,464	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	948,973	9.65	688,350	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,077,686	10.96	835,853	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,258,728	12.80	1,032,525	10.50	(1)	N/A	N/A

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of December 31, 2021	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$1,027,660	9.08%	$452,669	4.00%		$565,836	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,027,660	11.62	619,178	7.00	(1)	574,951	6.50
Tier 1 capital (to risk-weighted assets)	1,027,660	11.62	751,860	8.50	(1)	707,633	8.00
Total capital (to risk-weighted assets)	1,079,766	12.21	928,768	10.50	(1)	884,541	10.00
Company:
Tier 1 capital (to average assets)	$1,044,518	9.22%	$453,087	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	917,088	10.26	625,801	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,044,518	11.68	759,902	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,257,372	14.06	938,702	10.50	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At June 30, 2022 and December 31, 2021, the Company maintained a stockholders’ equity to total assets ratio of 12.23% and 12.92%, respectively.

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30,	December 31,
	2022	2021
	(dollars in thousands)
Non-performing loans:
Commercial real estate – investor	$2,609	$3,614
Commercial real estate – owner occupied	8,233	11,904
Commercial and industrial	364	277
Residential real estate	5,846	6,114
Other consumer	3,701	3,585
Total non-performing loans	20,753	25,494
Other real estate owned	—	106
Total non-performing assets	$20,753	$25,600
PCD loans	$35,227	$41,817
Delinquent loans 30-89 days	$9,558	$14,546
Allowance for loan credit losses as a percent of total loans	0.55%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans	250.86	191.61
Non-performing loans as a percent of total loans receivable	0.22	0.30
Non-performing assets as a percent of total assets	0.17	0.22
The Company’s non-performing loans totaled $20.8 million at June 30, 2022, as compared to $25.5 million at December 31, 2021, primarily due to loans that returned to accrual status and partly due to loans that were paid off. Included in the non-performing loans total was $10.5 million and $11.3 million of troubled debt restructuring (“TDR”) loans at June 30, 2022 and December 31, 2021, respectively. Included in the non-performing loans total was $3.5 million and $6.5 million of PCD loans at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the allowance for loan credit losses totaled $52.1 million, or 0.55% of total loans, as compared to $48.9 million, or 0.57% of total loans, at December 31, 2021. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $15.5 million and $18.9 million at June 30, 2022 and December 31, 2021, respectively.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below represents Special Mention and Substandard assets (in thousands):

	June 30,	December 31,
	2022	2021
Special Mention	$60,812	$91,607
Substandard	103,294	148,557
The decreases in special mention and substandard loans were primarily due to improved profitability of borrowers and their ability to service their loans. The decrease in special mention also included one commercial loan of $14.1 million, which paid in full during the six months ended  June 30, 2022.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard to the consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan refinancings and restructurings when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company plans to adopt this standard on January 1, 2023 and is currently evaluating the impact of this standard to the consolidated financial statements.

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
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: the impact of the COVID-19 or any other pandemic on our operations and financial results and those of our customers, changes in interest rates, inflation, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, volatility and deterioration in the credit and equity markets, our ability to access low-cost funding, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks; and the Bank’s ability to successfully integrate acquired operations.
These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of interest rate risk (“IRR”) modeling. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2022, which were estimated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At June 30, 2022, the Company’s one-year gap was positive 7.62% as compared to positive 14.15% at December 31, 2021.
The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2022 on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments, and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals.

At June 30, 2022	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$59,520	$1,489	$1,982	$—	$—	$62,991
Debt securities	440,003	137,611	264,336	265,032	508,690	1,615,672
Equity investments	—	1,966	—	—	73,303	75,269
Restricted equity investments	—	—	—	—	76,047	76,047
Loans receivable (1)	2,743,535	917,387	2,139,439	1,663,605	1,960,919	9,424,885
Total interest-earning assets	3,243,058	1,058,453	2,405,757	1,928,637	2,618,959	11,254,864
Interest-bearing liabilities:
Interest-bearing checking accounts	1,238,842	186,697	431,400	349,434	1,489,694	3,696,067
Money market deposit accounts	48,978	49,682	115,129	296,182	206,811	716,782
Savings accounts	111,381	130,668	295,198	231,207	838,080	1,606,534
Time deposits	420,545	592,925	442,727	30,832	12,946	1,499,975
FHLB advances	488,750	—	—	—	—	488,750
Securities sold under agreements to repurchase and other borrowings	175,134	143	123,728	518	626	300,149
Total interest-bearing liabilities	2,483,630	960,115	1,408,182	908,173	2,548,157	8,308,257
Interest sensitivity gap (2)	$759,428	$98,338	$997,575	$1,020,464	$70,802	$2,946,607
Cumulative interest sensitivity gap	$759,428	$857,766	$1,855,341	$2,875,805	$2,946,607	$2,946,607
Cumulative interest sensitivity gap as a percent of total interest-earning assets	6.75%	7.62%	16.48%	25.55%	26.18%	26.18%
(1)For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan credit losses, unamortized discounts and deferred loan costs and fees.
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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of June 30, 2022 and December 31, 2021. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2021 Form 10-K.

	June 30, 2022					December 31, 2021
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,786,484	(1.9)%	16.2%	$404,020	6.5%	$1,817,134	24.5%	16.7%	$346,723	10.3%
200	1,828,376	0.4	16.1	396,572	4.6	1,738,602	19.1	15.6	336,816	7.1
100	1,843,051	1.2	15.8	388,496	2.4	1,621,984	11.1	14.2	325,960	3.7
Static	1,821,246	—	15.2	379,219	—	1,459,706	—	12.5	314,395	—
(100)	1,720,450	(5.5)	14.0	357,004	(5.9)	1,230,947	(15.7)	10.3	299,994	(4.6)
The change in interest rate sensitivity was impacted by the deployment of cash into loans, an increase in overnight borrowings, change in deposit mix resulting in an increase in shorter-term time deposits, and a significant increase in market interest rates.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$189,019	$204,949
Debt securities available-for-sale, at estimated fair value	507,276	568,255
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,293 at June 30, 2022 and $1,467 at December 31, 2021 (estimated fair value of $987,532 at June 30, 2022 and $1,152,744 at December 31, 2021)	1,068,034	1,139,193
Equity investments	75,269	101,155
Restricted equity investments, at cost	76,047	53,195
Loans receivable, net of allowance for loan credit losses of $52,061 at June 30, 2022 and $48,850 at December 31, 2021	9,380,688	8,583,352
Interest and dividends receivable	34,184	32,606
Other real estate owned	—	106
Premises and equipment, net	128,118	125,828
Bank owned life insurance	260,230	259,207
Assets held for sale	4,263	6,229
Goodwill	506,146	500,319
Core deposit intangible	15,827	18,215
Other assets	193,552	147,007
Total assets	$12,438,653	$11,739,616
Liabilities and Stockholders’ Equity
Deposits	$9,831,484	$9,732,816
Federal Home Loan Bank (“FHLB”) advances	488,750	—
Securities sold under agreements to repurchase with customers	105,495	118,769
Other borrowings	194,654	229,141
Advances by borrowers for taxes and insurance	23,640	20,305
Other liabilities	273,198	122,032
Total liabilities	10,917,221	10,223,063
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both June 30, 2022 and December 31, 2021	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,863,794 and 61,535,381 shares issued at June 30, 2022 and December 31, 2021, respectively; and 59,130,236 and 59,175,046 shares outstanding at June 30, 2022 and December 31, 2021, respectively	612	611
Additional paid-in capital	1,151,363	1,146,781
Retained earnings	474,114	442,306
Accumulated other comprehensive loss	(29,093)	(2,821)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(7,403)	(8,615)
Treasury stock, 2,733,558 and 2,360,335 shares at June 30, 2022 and December 31, 2021, respectively	(69,106)	(61,710)
OceanFirst Financial Corp. stockholders’ equity	1,520,488	1,516,553
Non-controlling interest	944	—
Total stockholders’ equity	1,521,432	1,516,553
Total liabilities and stockholders’ equity	$12,438,653	$11,739,616

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Interest income:
Loans	$90,731	$77,048	$173,199	$154,956
Debt securities	7,473	5,984	14,977	11,339
Equity investments and other	1,212	309	2,223	1,920
Total interest income	99,416	83,341	190,399	168,215
Interest expense:
Deposits	4,317	6,325	8,358	14,821
Borrowed funds	4,302	3,000	7,017	5,774
Total interest expense	8,619	9,325	15,375	20,595
Net interest income	90,797	74,016	175,024	147,620
Credit loss expense (benefit)	1,254	(6,460)	3,105	(7,080)
Net interest income after credit loss expense (benefit)	89,543	80,476	171,919	154,700
Other income:
Bankcard services revenue	3,310	3,591	6,273	6,643
Trust and asset management revenue	658	591	1,267	1,190
Fees and service charges	7,646	3,809	10,706	7,546
Net gain on sales of loans	3	1,279	180	3,195
Net (loss) gain on equity investments	(8,078)	576	(10,864)	8,863
Net gain (loss) from other real estate operations	50	(1)	48	(9)
Income from bank owned life insurance	1,422	1,716	3,525	3,131
Commercial loan swap income	2,294	73	5,075	1,184
Other	236	169	183	895
Total other income	7,541	11,803	16,393	32,638
Operating expenses:
Compensation and employee benefits	33,153	29,912	63,848	58,278
Occupancy	4,758	5,314	10,502	10,375
Equipment	1,336	1,306	2,706	2,884
Marketing	971	625	1,587	1,059
Federal deposit insurance and regulatory assessments	1,788	1,099	3,678	2,963
Data processing	6,170	4,402	11,906	8,433
Check card processing	1,515	1,303	2,497	2,675
Professional fees	2,472	2,391	5,794	5,228
Amortization of core deposit intangible	1,178	1,361	2,388	2,756
Branch consolidation expense, net	546	26	948	1,037
Merger related expenses	196	446	2,161	827
Other operating expense	4,578	3,485	8,141	6,838
Total operating expenses	58,661	51,670	116,156	103,353
Income before provision for income taxes	38,423	40,609	72,156	83,985
Provision for income taxes	8,940	10,054	16,914	20,733
Net income	29,483	30,555	55,242	63,252
Net income attributable to non-controlling interest	522	—	522	—
Net income attributable to OceanFirst Financial Corp.	28,961	30,555	54,720	63,252
Dividends on preferred shares	1,004	1,004	2,008	2,008
Net income available to common stockholders	$27,957	$29,551	$52,712	$61,244
Basic earnings per share	$0.48	$0.49	$0.90	$1.02
Diluted earnings per share	$0.47	$0.49	$0.89	$1.02
Average basic shares outstanding	58,894	59,701	58,823	59,776
Average diluted shares outstanding	58,995	59,966	58,975	60,040
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$29,483	$30,555	$55,242	$63,252
Other comprehensive loss:
Net unrealized loss on debt securities (net of tax benefit of $4,460 and $8,388 in 2022 and tax benefit of $102 and $214 in 2021, respectively)	(13,996)	(387)	(26,368)	(803)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $61 and $126 in 2022 and tax expense of $70 and $143 in 2021)	89	101	178	208
Reclassification adjustment for gains included in net income (net of tax benefit of $5 and $26 in 2022)	(16)	—	(82)	—
Total other comprehensive loss, net of tax	(13,923)	(286)	(26,272)	(595)
Total comprehensive income	15,560	30,269	28,970	62,657
Less: comprehensive income attributable to non-controlling interest	522	—	522	—
Comprehensive income attributable to OceanFirst Financial Corp.	15,038	30,269	28,448	62,657
Less: Dividends on preferred shares	1,004	1,004	2,008	2,008
Comprehensive income available to common stockholders	$14,034	$29,265	$26,440	$60,649
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at March 31, 2021	$1	$610	$1,142,290	$398,280	$312	$(7,129)	$(35,645)	$—	$1,498,719
Net income	—	—	—	30,555	—	—	—	—	30,555
Other comprehensive loss, net of tax	—	—	—	—	(286)	—	—	—	(286)
Stock compensation	—	—	1,489	—	—	—	—	—	1,489
Allocation of ESOP stock	—	—	63	—	—	305	—	—	368
Cash dividend $0.17 per share	—	—	—	(10,173)	—	—	—	—	(10,173)
Exercise of stock options	—	1	65	—	—	—	—	—	66
Repurchase 500,000 shares of common stock	—	—	—	—	—	—	(10,945)	—	(10,945)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at June 30, 2021	$1	$611	$1,143,907	$417,658	$26	$(6,824)	$(46,590)	$—	$1,508,789

Balance at March 31, 2022	$1	$612	$1,149,503	$456,251	$(15,170)	$(8,009)	$(63,854)	$—	$1,519,334
Net income	—	—	—	28,961	—	—	—	522	29,483
Other comprehensive loss, net of tax	—	—	—	—	(13,923)	—	—	—	(13,923)
Stock compensation	—	—	1,848	—	—	—	—	—	1,848
Allocation of ESOP stock	—	—	(30)	—	—	606	—	—	576
Cash dividend $0.17 per share	—	—	—	(10,022)	—	—	—	—	(10,022)
Exercise of stock options	—	—	42	(80)	—	—	—	—	(38)
Repurchase 272,779 shares of common stock	—	—	—	—	—	—	(5,252)	—	(5,252)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distributions to non-controlling interest	—	—	—	8	—	—	—	(414)	(406)
Balance at June 30, 2022	$1	$612	$1,151,363	$474,114	$(29,093)	$(7,403)	$(69,106)	$944	$1,521,432

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$—	$1,484,130
Net income	—	—	—	63,252	—	—	—	—	63,252
Other comprehensive loss, net of tax	—	—	—	—	(595)	—	—	—	(595)
Stock compensation	—	—	2,726	—	—	—	—	—	2,726
Allocation of ESOP stock	—	—	111	—	—	609	—	—	720
Cash dividend $0.34 per share	—	—	—	(20,325)	—	—	—	—	(20,325)
Exercise of stock options	—	2	3,355	(1,529)	—	—	—	—	1,828
Repurchase 1,000,000 shares of common stock	—	—	—	—	—	—	(20,939)	—	(20,939)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Balance at June 30, 2021	$1	$611	$1,143,907	$417,658	$26	$(6,824)	$(46,590)	$—	$1,508,789

Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$—	$1,516,553
Net income	—	—	—	54,720	—	—	—	522	55,242
Other comprehensive loss, net of tax	—	—	—	—	(26,272)	—	—	—	(26,272)
Stock compensation	—	—	3,400	—	—	—	—	—	3,400
Allocation of ESOP stock	—	—	35	—	—	1,212	—	—	1,247
Cash dividend $0.34 per share	—	—	—	(20,015)	—	—	—	—	(20,015)
Exercise of stock options	—	1	1,147	(897)	—	—	—	—	251
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)	—	(7,396)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Acquisition of Trident	—	—	—	—	—	—	—	836	836
Distributions to non-controlling interest	—	—	—	8	—	—	—	(414)	(406)
Balance at June 30, 2022	$1	$612	$1,151,363	$474,114	$(29,093)	$(7,403)	$(69,106)	$944	$1,521,432

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$55,242	$63,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,627	4,066
Allocation of ESOP stock	1,247	720
Stock compensation	3,400	2,726
Net excess tax expense on stock compensation	217	93
Amortization of servicing asset	12	50
Net premium amortization in excess of discount accretion on securities	3,714	2,923
Net amortization of deferred costs on borrowings	276	489
Amortization of core deposit intangible	2,388	2,756
Net accretion of purchase accounting adjustments	(5,384)	(6,800)
Net amortization of deferred costs and discounts on loans	414	70
Provision (benefit) for credit losses	3,105	(7,080)
Net gain on sale of other real estate owned	(54)	—
Net write down of fixed assets held-for-sale to net realizable value	1,403	552
Net gain on sale of fixed assets	(63)	(1)
Net loss (gain) on equity securities	10,864	(8,863)
Net gain on sales of loans	(180)	(3,195)
Proceeds from sales of residential loans held for sale	727	100,251
Mortgage loans originated for sale	(703)	(53,025)
Increase in value of bank owned life insurance	(3,525)	(3,131)
Net gain on sale of assets held for sale	(1,394)	(318)
(Increase) decrease in interest and dividends receivable	(1,578)	7,255
Deferred tax benefit	(47)	(95)
(Increase) decrease in other assets	(55,494)	35,683
Increase in other liabilities	106,082	424
Total adjustments	71,054	75,550
Net cash provided by operating activities	126,296	138,802
Cash flows from investing activities:
Net increase in loans receivable	(646,428)	(57,435)
Proceeds from sale of loans	12,167	825
Purchase of residential loan pool	(161,701)	—
Premiums paid on purchased loan pool	(495)	—
Purchase of debt securities available-for-sale	(63,568)	(117,421)
Purchase of debt securities held-to-maturity	(25,204)	(335,071)
Purchase of equity investments	(3,298)	(72,414)
Proceeds from maturities and calls of debt securities available-for-sale	63,750	60,850
Proceeds from maturities and calls of debt securities held-to-maturity	17,700	12,470
Proceeds from sales of debt securities available-for-sale	25,257	—
Proceeds from sale of equity investments	17,734	98,776
Principal repayments on debt securities available-for-sale	—	85
Principal repayments on debt securities held-to-maturity	77,510	111,917
Proceeds from bank owned life insurance	2,502	8,776
Proceeds from the redemption of restricted equity investments	109,543	826
Purchases of restricted equity investments	(132,395)	(1,287)
Proceeds from sale of other real estate owned	160	—
Proceeds from sales of assets held-for-sale	6,100	2,601
Purchases of premises and equipment	(11,745)	(15,250)
Net cash consideration received for acquisition	38,609	—
Net cash used in investing activities	(673,802)	(301,752)

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$99,068	$(11,452)
(Decrease) increase in short-term borrowings	(13,274)	13,021
Net proceeds from FHLB advances	488,750	—
Repayments of other borrowings	(35,052)	(7,557)
Increase in advances by borrowers for taxes and insurance	3,335	3,985
Exercise of stock options	251	1,828
Payment of employee taxes withheld from stock awards	(1,472)	(1,175)
Purchase of treasury stock	(7,396)	(20,939)
Dividends paid	(22,023)	(22,333)
Distributions to non-controlling interest	(406)	—
Net cash provided by (used in) financing activities	511,781	(44,622)
Net decrease in cash and due from banks and restricted cash	(35,725)	(207,572)
Cash and due from banks and restricted cash at beginning of period	224,784	1,318,661
Cash and due from banks and restricted cash at end of period	$189,059	$1,111,089
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$204,949	$1,272,134
Restricted cash at beginning of period	19,835	46,527
Cash and due from banks and restricted cash at beginning of period	$224,784	$1,318,661
Cash and due from banks at end of period	$189,019	$1,084,029
Restricted cash at end of period	40	27,060
Cash and due from banks and restricted cash at end of period	$189,059	$1,111,089
Cash paid during the period for:
Interest	$15,059	$20,943
Income taxes	3,633	25,699
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	304	351
Net loan recoveries	(83)	(56)
Transfer of loans receivable to loans held-for-sale	12,011	—
Transfer of premises and equipment to assets held-for-sale	2,776	533

Acquisition:
Non-cash assets acquired:
Other current assets	$238	$—
Premises and equipment	18	—
Right of use (“ROU”) asset	779	—
Other assets	81	—
Total non-cash assets acquired	$1,116	$—
Liabilities assumed:
Lease liability	$779	$—
Other liabilities	43,937	—
Total liabilities assumed	$44,716	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”), its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc., the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, and Country Property Holdings, Inc; and a majority controlling interest in Trident Abstract Title Agency, LLC. Certain other subsidiaries were dissolved in 2022 and are included in the consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the full year 2022 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 2. Business Combinations
Trident Acquisition
On April 1, 2022, the Company completed its acquisition of a majority controlling interest of 60% in Trident. Trident provides commercial and residential title services throughout New Jersey; and through strategic alliances can also service client’s title insurance needs outside of New Jersey. The acquisition is expected to be complimentary to the Company’s existing consumer and commercial lending business. Total consideration paid was $7.1 million and goodwill from the transaction amounted to $5.8 million.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired, excluding the net assets attributable to the non-controlling interest, has been recorded as goodwill.
The Company consolidated Trident’s assets, liabilities and components of comprehensive income within its consolidated results. Thus, the consolidated results include amounts attributable to the Company and the non-controlling interest. Amounts attributable to the non-controlling interest are presented separately as a single line on the Consolidated Statements of Income (net income attributable to non-controlling interest) and the Consolidated Statements of Financial Condition (non-controlling interest in stockholders’ equity). Amounts attributed to the non-controlling interest are based upon the ownership interest in Trident that the Company does not own. For further discussion on the accounting for this arrangement refer to Note 11 Variable Interest Entity, to this Form 10-Q.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by the Company at the date of the acquisition for Trident, net of total consideration paid (in thousands):

At April 1, 2022
Estimated Fair Value
Total purchase price:	$7,084
Assets acquired:
Cash and cash equivalents	$45,693
Other current assets	238
Premises and equipment	18
ROU asset	779
Other assets	81
Total assets acquired	46,809
Liabilities assumed:
Lease liability	779
Other liabilities	43,937
Total liabilities assumed	44,716
Net assets acquired	$2,093
Net assets attributable to non-controlling interest	$836
Goodwill recorded	$5,827
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding	59,300	60,133	59,302	60,216
Less: Unallocated ESOP shares	(393)	(369)	(408)	(378)
Unallocated incentive award shares	(13)	(63)	(71)	(62)
Average basic shares outstanding	58,894	59,701	58,823	59,776
Add: Effect of dilutive securities:
Incentive awards	101	265	152	264
Average diluted shares outstanding	58,995	59,966	58,975	60,040
For the three and six months ended June 30, 2022, antidilutive stock options of 1,577,000 and 1,573,000, respectively, were excluded from the earnings per share calculation. For the three and six months ended June 30, 2021, antidilutive stock options of 1,589,000 and 1,666,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At June 30, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$131,394	$1	$(5,591)	$125,804	$—
Corporate debt securities	5,000	—	(410)	4,590	—
Asset-backed securities	296,232	—	(17,251)	278,981	—
Agency commercial mortgage-backed securities (“MBS”)	111,135	—	(13,234)	97,901	—
Total debt securities available-for-sale	$543,761	$1	$(36,486)	$507,276	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$268,473	$109	$(21,443)	$247,139	$(291)
Corporate debt securities	62,212	555	(3,247)	59,520	(972)
Mortgage-backed securities:
Agency residential	701,478	218	(58,953)	642,743	—
Agency commercial	7,741	36	(35)	7,742	—
Non-agency commercial	32,007	—	(1,619)	30,388	(30)
Total mortgage-backed securities	741,226	254	(60,607)	680,873	(30)
Total debt securities held-to-maturity	$1,071,911	$918	$(85,297)	$987,532	$(1,293)
Total debt securities	$1,615,672	$919	$(121,783)	$1,494,808	$(1,293)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$164,756	$1,135	$(471)	$165,420	$—
Corporate debt securities	5,000	42	(11)	5,031	—
Asset-backed securities	298,976	41	(1,489)	297,528	—
Agency commercial MBS	101,142	57	(923)	100,276	—
Total debt securities available-for-sale	$569,874	$1,275	$(2,894)	$568,255	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$281,389	$10,185	$(1,164)	$290,410	$(85)
Corporate debt securities	68,823	1,628	(1,279)	69,172	(1,343)
Mortgage-backed securities:
Agency residential	756,844	6,785	(7,180)	756,449	—
Agency commercial	4,385	7	(44)	4,348	—
Non-agency commercial	32,107	362	(104)	32,365	(39)
Total mortgage-backed securities	793,336	7,154	(7,328)	793,162	(39)
Total debt securities held-to-maturity	$1,143,548	$18,967	$(9,771)	$1,152,744	$(1,467)
Total debt securities	$1,713,422	$20,242	$(12,665)	$1,720,999	$(1,467)

There was no allowance for securities credit losses on debt securities available-for-sale at June 30, 2022 or December 31, 2021. The unrealized losses across security classes were due to interest rate movements. In addition, the asset-backed securities, which are largely comprised of collateralized-loan obligations, and the corporate debt securities were also impacted by credit spread widening across the fixed income markets. All of these securities are rated investment grade.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for securities credit losses
Beginning balance	$(1,380)	$(1,717)	$(1,467)	$(1,715)
Credit loss benefit	87	108	174	106
Total ending allowance balance	$(1,293)	$(1,609)	$(1,293)	$(1,609)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered as investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at June 30, 2022, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of June 30, 2022
State, municipal and sovereign debt obligations	$266,455	$2,018	$268,473
Corporate debt securities	46,340	15,872	62,212
Non-agency commercial MBS	32,007	—	32,007
Total debt securities held-to-maturity	$344,802	$17,890	$362,692
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Amortized cost	$1,071,911	$1,143,548
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Allowance for securities credit losses	(1,293)	(1,467)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	10,972	10,668
Carrying value	$1,068,034	$1,139,193
There were $21,000 and $108,000 of realized losses on debt securities for the three and six months ended June 30, 2022. There were no realized gains or losses on debt securities for the three and six months ended June 30, 2021.
The amortized cost and estimated fair value of debt securities at June 30, 2022 by contractual maturity are shown below (in thousands).

June 30, 2022	Amortized Cost	Estimated Fair Value
Less than one year	$81,436	$81,117
Due after one year through five years	165,148	156,828
Due after five years through ten years	221,620	206,328
Due after ten years	295,107	271,762
	$763,311	$716,035

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2022, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $61.1 million, $87.2 million, and $296.2 million, respectively, and an estimated fair value of $58.0 million, $83.4 million, and $279.0 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged for the ability to draw on FHLB advances, access to the Federal Reserve discount window, and other borrowings and for other purposes required by law amounted to $941.9 million and $1.14 billion at June 30, 2022 and December 31, 2021, respectively, which includes $110.6 million and $142.9 million at June 30, 2022 and December 31, 2021, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At June 30, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$120,061	$(5,543)	$5,742	$(48)	$125,803	$(5,591)
Corporate debt securities	4,590	(410)	—	—	4,590	(410)
Asset-backed securities	256,738	(15,945)	22,243	(1,306)	278,981	(17,251)
Agency commercial MBS	97,901	(13,234)	—	—	97,901	(13,234)
Total debt securities available-for-sale	479,290	(35,132)	27,985	(1,354)	507,275	(36,486)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	201,586	(19,834)	15,084	(1,609)	216,670	(21,443)
Corporate debt securities	6,904	(224)	35,308	(3,023)	42,212	(3,247)
MBS:
Agency residential	453,637	(38,586)	158,125	(20,367)	611,762	(58,953)
Agency commercial			2,283	(35)	2,283	(35)
Non-agency commercial	30,388	(1,619)	—	—	30,388	(1,619)
Total MBS	484,025	(40,205)	160,408	(20,402)	644,433	(60,607)
Total debt securities held-to-maturity	692,515	(60,263)	210,800	(25,034)	903,315	(85,297)
Total debt securities	$1,171,805	$(95,395)	$238,785	$(26,388)	$1,410,590	$(121,783)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$82,395	$(471)	$—	$—	$82,395	$(471)
Corporate debt securities	1,989	(11)	—	—	1,989	(11)
Asset-backed securities	279,486	(1,489)	—	—	279,486	(1,489)
Agency commercial MBS	80,726	(923)	—	—	80,726	(923)
Total debt securities available-for-sale	444,596	(2,894)	—	—	444,596	(2,894)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	75,329	(1,063)	4,383	(101)	79,712	(1,164)
Corporate debt securities	38,304	(1,279)	—	—	38,304	(1,279)
MBS:
Agency residential	445,399	(5,822)	50,133	(1,358)	495,532	(7,180)
Agency commercial	2,255	(41)	886	(3)	3,141	(44)
Non-agency commercial	10,722	(104)	—	—	10,722	(104)
Total MBS	458,376	(5,967)	51,019	(1,361)	509,395	(7,328)
Total debt securities held-to-maturity	572,009	(8,309)	55,402	(1,462)	627,411	(9,771)
Total debt securities	$1,016,605	$(11,203)	$55,402	$(1,462)	$1,072,007	$(12,665)

The Company concluded that debt securities were not impaired at June 30, 2022 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside the securities portfolio.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At June 30, 2022 and December 31, 2021, the Company held equity investments of $75.3 million and $101.2 million, respectively. The equity investments primarily comprised of select financial services institutions’ common and preferred stocks and, to a lesser extent, other equity investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2022 and 2021 are shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) gain on equity investments	$(8,078)	$576	$(10,864)	$8,863
Less: Net (losses) gains recognized on equity securities sold	(231)	—	1,351	8,123
Unrealized (loss) gain recognized on equity securities still held	$(7,847)	$576	$(12,215)	$740

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Commercial:
Commercial real estate – investor	$4,808,965	$4,378,061
Commercial real estate – owner occupied	1,020,873	1,055,065
Commercial and industrial (1)	584,464	449,224
Total commercial	6,414,302	5,882,350
Consumer:
Residential real estate	2,758,269	2,479,701
Home equity loans and lines and other consumer (“other consumer”)	252,314	260,819
Total consumer	3,010,583	2,740,520
Total loans receivable	9,424,885	8,622,870
Deferred origination costs, net of fees	7,864	9,332
Allowance for loan credit losses	(52,061)	(48,850)
Total loans receivable, net	$9,380,688	$8,583,352
(1) The commercial and industrial loans balance at June 30, 2022 and December 31, 2021 includes Paycheck Protection Program loans of $6.5 million and $22.9 million, respectively.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. The Company evaluates risk ratings on an ongoing basis. The Company uses the following definitions for risk ratings:
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Total
June 30, 2022
Commercial real estate - investor
Pass	$736,901	$1,361,548	$591,183	$511,811	$221,225	$993,374	$296,251	$4,712,293
Special Mention	—	—	195	19,413	9,349	14,228	2,187	45,372
Substandard	—	—	—	22,432	2	27,271	1,595	51,300
Total commercial real estate - investor	736,901	1,361,548	591,378	553,656	230,576	1,034,873	300,033	4,808,965
Commercial real estate - owner occupied
Pass	55,822	119,096	68,901	128,781	88,826	499,529	9,703	970,658
Special Mention	—	—	—	—	3,226	5,611	—	8,837
Substandard	—	—	—	4,577	5,366	31,435	—	41,378
Total commercial real estate - owner occupied	55,822	119,096	68,901	133,358	97,418	536,575	9,703	1,020,873
Commercial and industrial
Pass	40,999	30,167	16,758	17,695	12,796	51,537	404,641	574,593
Special Mention	—	—	—	167	247	274	2,947	3,635
Substandard	—	—	133	1,676	666	1,866	1,895	6,236
Total commercial and industrial	40,999	30,167	16,891	19,538	13,709	53,677	409,483	584,464
Residential real estate (1)
Pass	459,564	865,089	440,402	257,136	108,117	622,819	—	2,753,127
Special Mention	—	—	—	1,482	—	1,208	—	2,690
Substandard	—	—	—	505	288	1,659	—	2,452
Total residential real estate	459,564	865,089	440,402	259,123	108,405	625,686	—	2,758,269
Other consumer (1)
Pass	20,361	26,050	17,043	16,790	44,473	125,391	—	250,108
Special Mention	—	—	—	71	—	207	—	278
Substandard	—	—	—	—	18	1,910	—	1,928
Total other consumer	20,361	26,050	17,043	16,861	44,491	127,508	—	252,314
Total loans	$1,313,647	$2,401,950	$1,134,615	$982,536	$494,599	$2,378,319	$719,219	$9,424,885
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended June 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$23,637	$5,053	$4,649	$16,277	$982	$50,598
Credit loss (benefit) expense	(1,080)	(116)	572	1,966	130	1,472
Charge-offs	—	(14)	—	(56)	(217)	(287)
Recoveries	51	98	19	9	101	278
Balance at end of period	$22,608	$5,021	$5,240	$18,196	$996	$52,061
For the three months ended June 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$36,922	$7,827	$2,541	$11,280	$1,406	$59,976
Credit loss (benefit) expense	(3,583)	(1,483)	1,871	(2,462)	(219)	(5,876)
Charge-offs	(311)	—	(33)	—	(76)	(420)
Recoveries	9	6	25	—	156	196
Balance at end of period	$33,037	$6,350	$4,404	$8,818	$1,267	$53,876
For the six months ended June 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
Credit loss (benefit) expense	(2,947)	(956)	166	6,994	(129)	3,128
Charge-offs	—	(18)	—	(56)	(356)	(430)
Recoveries	51	111	35	103	213	513
Balance at end of period	$22,608	$5,021	$5,240	$18,196	$996	$52,061
For the six months ended June 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$26,703	$15,054	$5,390	$11,818	$1,770	$60,735
Credit loss expense (benefit)	6,566	(8,740)	(1,004)	(2,797)	(940)	(6,915)
Charge-offs	(345)	—	(33)	(242)	(156)	(776)
Recoveries	113	36	51	39	593	832
Balance at end of period	$33,037	$6,350	$4,404	$8,818	$1,267	$53,876
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and therefore, non-accruing. At June 30, 2022 and December 31, 2021, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $2.6 million and $3.6 million, respectively, commercial real estate - owner occupied of $2.2 million and $11.9 million, respectively, and commercial and industrial of $364,000 and $277,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $261,000 and $438,000 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the amount of foreclosed residential real estate property held by the Company was $0 and $106,000, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Commercial real estate – investor	$2,609	$3,614
Commercial real estate – owner occupied	8,233	11,904
Commercial and industrial	364	277
Residential real estate	5,846	6,114
Other consumer	3,701	3,585
	$20,753	$25,494

At June 30, 2022 and December 31, 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2022, there were no loans that were 90 days or greater past due and still accruing. At December 31, 2021, there was one loan for $46,000 that was 90 days or greater past due and still accruing interest that was fully paid on January 14, 2022.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2022
Commercial real estate – investor	$1,667	$978	$1,582	$4,227	$4,804,738	$4,808,965
Commercial real estate – owner occupied	181	1,883	85	2,149	1,018,724	1,020,873
Commercial and industrial	1,112	138	—	1,250	583,214	584,464
Residential real estate	—	2,690	2,452	5,142	2,753,127	2,758,269
Other consumer	631	278	1,928	2,837	249,477	252,314
	$3,591	$5,967	$6,047	$15,605	$9,409,280	$9,424,885
December 31, 2021
Commercial real estate – investor	$1,717	$102	$1,709	$3,528	$4,374,533	$4,378,061
Commercial real estate – owner occupied	599	—	575	1,174	1,053,891	1,055,065
Commercial and industrial	25	151	277	453	448,771	449,224
Residential real estate	9,705	1,586	2,675	13,966	2,465,735	2,479,701
Other consumer	339	322	2,946	3,607	257,212	260,819
	$12,385	$2,161	$8,182	$22,728	$8,600,142	$8,622,870
The Company classifies certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At June 30, 2022 and December 31, 2021, TDR loans totaled $17.4 million and $23.6 million, respectively. At June 30, 2022 and December 31, 2021, there were $10.5 million and $11.3 million, respectively, of TDR loans included in the non-accrual loan totals. At June 30, 2022 the Company had a $744,000 specific reserve allocated to a loan that was classified as a TDR loan. At December 31, 2021, the Company had no specific reserves allocated to loans that were classified as TDR loans. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $6.9 million and $12.3 million at June 30, 2022 and December 31, 2021, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about TDR loans which occurred during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2022
Troubled debt restructurings:	None	None	None
Three months ended June 30, 2021
Troubled debt restructurings:
Commercial real estate – investor	1	$4,903	$4,903
Residential real estate	3	244	336
Six months ended June 30, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Other consumer	3	991	1,109
Six months ended June 30, 2021
Troubled debt restructurings:
Commercial real estate – investor	1	$4,903	$4,903
Residential real estate	3	244	336
Other consumer	2	26	33
There were no TDR loans that defaulted during the three and six months ended June 30, 2022, which were modified within the preceding year. There was one TDR commercial real estate - investor loan for $923,000 that defaulted during the three and six months ended June 30, 2021, which was modified within the preceding year and the loan was subsequently paid in full as of June 30, 2022.
Note 6. Deposits
The major types of deposits at June 30, 2022 and December 31, 2021 were as follows (in thousands):

Type of Account	June 30,	December 31,
	2022	2021
Non-interest-bearing	$2,312,126	$2,412,056
Interest-bearing checking	3,696,067	4,201,736
Money market deposit	716,782	736,090
Savings	1,606,534	1,607,933
Time deposits	1,499,975	775,001
Total deposits	$9,831,484	$9,732,816
Included in time deposits at June 30, 2022 and December 31, 2021 was $90.3 million and $145.4 million, respectively, in deposits of $250,000 or more. Time deposits also include brokered deposits of $887.6 million and $25.0 million at June 30, 2022 and December 31, 2021, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Borrowed Funds
Borrowed funds at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
FHLB advances	$488,750	$—
Securities sold under agreements to repurchase with customers	105,495	118,769
Other borrowings	194,654	229,141
Total borrowed funds	$788,899	$347,910
At June 30, 2022, there was $488.8 million outstanding in overnight borrowings from the FHLB, as compared to $0 at December 31, 2021. There were no FHLB term advances at June 30, 2022 and December 31, 2021.
In March 2022, the Company redeemed $35.0 million of subordinated debt due September 30, 2026. The debt carried an interest rate of 4.14% based on a floating rate of three months LIBOR plus 392 basis points.

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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$507,276	$—	$507,276	$—
Equity investments	61,963	763	61,200	—
Interest rate derivative asset	74,082	—	74,082	—
Interest rate derivative liability	(74,113)	—	(74,113)	—
Items measured on a non-recurring basis:
Equity investments	13,306		—	13,306
Loans measured for impairment based on the fair value of the underlying collateral (1)	5,426	—	—	5,426
December 31, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$568,255	$—	$568,255	$—
Equity investments	90,726	14,608	73,400	2,718
Interest rate derivative asset	22,787	—	22,787	—
Interest rate derivative liability	(22,855)	—	(22,855)	—
Items measured on a non-recurring basis:
Equity investments	10,429	—	—	10,429
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral(1)	16,233	—	—	16,233
(1) Primarily consists of commercial loans, which are collateral dependent. The amounts are based on independent appraisals, which may be adjusted by management for qualitative factors, such as economic factors and estimated liquidation expenses. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table reconciles, for the three and six months ended June 30, 2022 and 2021, the beginning and ending balances for equity investments that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$—	$7,938	$2,718	$2,540
Total gains included in earnings	—	40	—	438
Purchases	—	40	—	5,040
Transfers out of Level 3	—	—	(2,718)	—
Ending balance	$—	$8,018	$—	$8,018
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 for the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company executed its right to convert $2.7 million preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1. There were no transfers into or out of Level 3 assets and liabilities in the fair value hierarchy for the three and six months ended June 30, 2021.

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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of June 30, 2022 and December 31, 2021 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2022
Financial Assets:
Cash and due from banks	$189,019	$189,019	$—	$—
Debt securities held-to-maturity	1,068,034	—	975,027	12,505
Restricted equity investments	76,047	—	—	76,047
Loans receivable, net and loans held-for-sale	9,380,688	—	—	9,013,653
Financial Liabilities:
Deposits other than time deposits	8,331,509	—	8,331,509	—
Time deposits	1,499,975	—	1,472,791	—
FHLB advances and other borrowings	683,404	—	697,444	—
Securities sold under agreements to repurchase with customers	105,495	105,495	—	—
December 31, 2021
Financial Assets:
Cash and due from banks	$204,949	$204,949	$—	$—
Debt securities held-to-maturity	1,139,193	—	1,138,529	14,215
Restricted equity investments	53,195	—	—	53,195
Loans receivable, net and loans held-for-sale	8,583,352	—	—	8,533,506
Financial Liabilities:
Deposits other than time deposits	8,957,815	—	8,957,815	—
Time deposits	775,001	—	773,766	—
Other borrowings	229,141	—	251,491	—
Securities sold under agreements to repurchase with customers	118,769	118,769	—	—
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9. Derivatives, Hedging Activities and Other Financial Instruments
The Company enters into derivative financial instruments which involve, to varying degrees, interest rate, market and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures, seeking to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative financial instruments entered into by the Company are an economic hedge of a derivative offering to its customers. The Company does not use derivative financial instruments for trading purposes.
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
The interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized a gain of $0 and $37,000 in commercial loan swap income resulting from the fair value adjustment for the three and six months ended June 30, 2022, respectively, as compared to a loss of $23,000 and a gain of $41,000 for the three and six months ended June 30, 2021, respectively. The notional amount of derivatives not designated as hedging instruments was $1.24 billion and $938.7 million at June 30, 2022 and December 31, 2021, respectively.
The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	June 30,	December 31,
	2022	2021
Other assets	$74,082	$22,787
Other liabilities	74,113	22,855
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $40,000 and $19.8 million at June 30, 2022 and December 31, 2021, respectively. The amount of collateral received from third parties was $69.1 million and $0 at June 30, 2022 and December 31, 2021, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $74.1 million and $22.9 million at June 30, 2022 and December 31, 2021, respectively.

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
The following table represents the classification of the Company’s right-of-use assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		June 30,	December 31,
		2022	2021
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$20,467	$17,442
Finance lease ROU asset	Premises and equipment, net	1,396	1,495
Total lease ROU assets		$21,863	$18,937

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$21,218	$17,982
Finance lease liability	Other borrowings	1,802	1,904
Total lease liabilities		$23,020	$19,886
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $8.5 million and $8.2 million as of June 30, 2022 and December 31, 2021, respectively.
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

	June 30,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	7.17 years	8.22 years
Finance lease	7.10 years	7.59 years
Weighted-Average Discount Rate
Operating leases	2.83%	2.97%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Expense
Operating lease expense	$1,440	$1,471	$2,698	$2,961
Finance lease expense:
Amortization of ROU assets	50	49	99	99
Interest on lease liabilities(1)	26	28	52	57
Total	$1,516	$1,548	$2,849	$3,117

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,249	$1,347	$2,411	$2,797
Operating cash flows from finance leases	26	28	52	57
Financing cash flows from finance leases	51	48	102	96
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ending June 30,
2023	$307	$4,174
2024	307	3,828
2025	307	3,936
2026	307	3,226
2027	307	2,492
Thereafter	645	6,168
Total	2,180	23,824
Less: Imputed interest	(378)	(2,606)
Total lease liabilities	$1,802	$21,218

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 11. Variable Interest Entity
On April 1, 2022, the Company acquired a 60% ownership in Trident, and held a variable interest in the entity. Trident meets the definition of a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities. For further discussion on the acquisition of Trident refer to Note 2 Business Combinations, to this Form 10-Q.

The summarized financial information for the Company’s consolidated VIE consisted of the following (in thousands):

As of June 30, 2022
Cash and cash equivalents	$45,795
Other assets	1,139
Total assets	46,934
Other liabilities	44,566
Net assets	$2,368

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 18, 2019, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s then outstanding common stock, or 2.5 million shares. The repurchase plan has no expiration date. On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 272,779 shares of its common stock during the three month period ended June 30, 2022. At June 30, 2022, there were 2,934,438 shares available for repurchase under the Company’s stock repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	3,207,217
May 1, 2022 through May 31, 2022	143,760	19.14	143,760	3,063,457
June 1, 2022 through June 30, 2022	129,019	19.38	129,019	2,934,438
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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 4, 2022	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	August 4, 2022	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer