Form 10-Q
period 2022-09-30
OCEANFIRST FINANCIAL CORP
filed 2022-11-09
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November 4, 2022, there were 59,141,528 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2022	June 30, 2022	September 30, 2021
SELECTED FINANCIAL CONDITION DATA:
Total assets	$12,683,453	$12,438,653	$11,829,688
Loans receivable, net of allowance for loan credit losses	9,672,488	9,380,688	8,139,961
Deposits	9,959,469	9,831,484	9,774,097
Total stockholders’ equity	1,540,216	1,521,432	1,513,249
SELECTED OPERATING DATA:
Net interest income	95,965	90,797	77,132
Credit loss expense (benefit)	1,016	1,254	(3,179)
Other income	15,150	7,541	9,883
Operating expenses	58,997	58,661	58,673
Net income	38,804	29,483	24,167
Net income attributable to OceanFirst Financial Corp.	38,611	28,961	24,167
Net income available to common stockholders	37,607	27,957	23,163
Diluted earnings per share	0.64	0.47	0.39
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	26.04	25.73	25.47
Cash dividend per share	0.20	0.17	0.17
Dividend payout ratio per common share	31.25%	36.17%	43.59%
Stockholders’ equity to total assets	12.14	12.23	12.79
Return on average assets (2) (3) (4)	1.19	0.92	0.78
Return on average stockholders’ equity (2) (3) (4)	9.68	7.31	6.05
Net interest rate spread (5)	3.19	3.18	2.80
Net interest margin (2) (6)	3.36	3.29	2.93
Operating expenses to average assets (2) (4)	1.87	1.92	1.98
Efficiency ratio (4) (7)	53.10	59.65	67.43
Loans-to-deposits ratio	97.60	95.90	83.71
ASSET QUALITY:
Non-performing loans (8)	$21,498	$20,753	$30,304
Non-performing assets (8)	21,498	20,753	30,410
Allowance for loan credit losses as a percent of total loans receivable (9) (10)	0.55%	0.55%	0.61%
Allowance for loan credit losses as a percent of total non-performing loans (8) (10)	248.96	250.86	165.50
Non-performing loans as a percent of total loans receivable (8) (9)	0.22	0.22	0.37
Non-performing assets as a percent of total assets (8)	0.17	0.17	0.26
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Included a net benefit related to merger related expenses, net branch consolidation (benefit) expense, and gain on equity investments of $3.4 million, or $2.6 million, net of tax expense, for the three months ended September 30, 2022. Included a net expense related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $8.8 million, or $6.7 million, net of tax benefit, for the three months ended June 30, 2022. Included a net expense related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $4.7 million, or $3.6 million, net of tax benefit, for the three months ended September 30, 2021.
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

(8) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(9) Total loans receivable excludes loans held-for-sale.
(10) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $13.6 million, $15.5 million, and $21.3 million at September 30, 2022, June 30, 2022 and September 30, 2021, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, and Boston. The term “Company” refers to OceanFirst Financial Corp., the Bank and all of their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, gain on sale of loans, securities and on equity investments, title-related fees and service charges and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are also significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the three months ended September 30, 2022 were as follows:

•Strengthening Net Interest Income and Margin: Net interest income increased by $5.2 million to $96.0 million, from $90.8 million in the prior linked quarter. Net interest margin increased to 3.36%, as compared to 3.29% in the prior linked quarter, largely driven by the impact of the rising rate environment on interest earning assets, and to a lesser extent an increase in loan balances, partly offset by an increased cost of funds and lower prepayment fees.
•Loan and Deposit Growth: Loan growth for the quarter was $293.9 million, reflecting originations of $543.8 million. The committed loan pipeline increased to $439.5 million as of September 30, 2022. Deposits grew by $128.0 million for the quarter and $226.7 million year-to-date.
•Interchange Fees: Effective July 1, 2022, the Bank became subject to the Durbin amendment, as contained in the Dodd-Frank Act, which imposes limitations on debit card interchange fees collected by banks with assets of $10 billion or more. As a result, bankcard services revenue was adversely impacted by $1.7 million. The Company is strategically positioned to absorb the decreased fee income and continue to grow earnings.
•Partners Bancorp: On November 9, 2022, the Company and Partners Bancorp (“Partners”) entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the Company and Partners mutually agreed to terminate the Agreement and Plan of Merger (the “Merger Agreement”) and transactions contemplated thereby. Each party will bear its own costs and expenses in connection with the terminated transaction, and neither party will pay a termination fee in connection with the termination of the Merger Agreement. The Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the Merger Agreement and the terminated transaction.
Net income available to common stockholders for the three and nine months ended September 30, 2022 was $37.6 million and $90.3 million, respectively, or $0.64 and $1.53 per diluted share, as compared to $23.2 million and $84.4 million, or $0.39 and $1.41 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $1.0 million and $3.0 million for the three and nine months ended September 30, 2022 and 2021, respectively. Net income available to common stockholders for the three and nine months ended September 30, 2022 included merger related expenses of $298,000 and $2.5 million, respectively, net branch consolidation benefit of $346,000 and net branch consolidation expense of $602,000, and gain on equity investments of $3.4 million and net loss on equity investments of $7.5 million. Net income available to common stockholders for the three and nine months ended September 30, 2021 included merger related expenses of $225,000 and $1.1 million, respectively, net branch consolidation expenses of $4.0 million and $5.1 million, and net loss on equity investments of $466,000 and net gain on equity investments of $8.4 million.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.14% at September 30, 2022.
On October 24, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share. The dividend, related to the quarter ended September 30, 2022, will be paid on November 18, 2022 to common stockholders of record on November 7, 2022. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on November 15, 2022 to preferred stockholders of record on October 31, 2022.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and nine months ended September 30, 2022 interest income included net loan fees of $832,000 and $5.0 million, respectively, as compared to $1.6 million and $4.2 million for the same prior year periods, respectively.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2022 and 2021. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$65,648	$336	2.03%	$1,053,797	$441	0.17%
Securities (2)	1,748,687	10,022	2.27	1,542,630	6,090	1.57
Loans receivable, net (3)
Commercial	6,509,515	74,309	4.53	5,361,472	55,387	4.10
Residential real estate	2,791,067	22,818	3.27	2,260,673	20,076	3.55
Home equity loans and lines and other consumer (“other consumer”)	256,638	3,014	4.66	289,011	3,426	4.70
Allowance for loan credit losses, net of deferred loan costs and fees	(44,773)	—	—	(46,436)	—	—
Loans receivable, net	9,512,447	100,141	4.18	7,864,720	78,889	3.98
Total interest-earning assets	11,326,782	110,499	3.88	10,461,147	85,420	3.24
Non-interest-earning assets	1,191,173			1,276,890
Total assets	$12,517,955			$11,738,037
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,873,968	2,671	0.27%	$3,841,475	2,854	0.29%
Money market	793,230	721	0.36	767,854	245	0.13
Savings	1,603,147	187	0.05	1,609,197	146	0.04
Time deposits	1,467,297	5,659	1.53	904,384	2,134	0.94
Total	7,737,642	9,238	0.47	7,122,910	5,379	0.30
Federal Home Loan Bank (“FHLB”) advances	352,392	2,208	2.49	—	—	—
Securities sold under agreements to repurchase	96,147	35	0.14	142,494	51	0.14
Other borrowings	194,755	3,053	6.22	228,695	2,858	4.96
Total borrowings	643,294	5,296	3.27	371,189	2,909	3.11
Total interest-bearing liabilities	8,380,936	14,534	0.69	7,494,099	8,288	0.44
Non-interest-bearing deposits	2,328,700			2,576,123
Non-interest-bearing liabilities	266,564			148,327
Total liabilities	10,976,200			10,218,549
Stockholders’ equity	1,541,755			1,519,488
Total liabilities and equity	$12,517,955			$11,738,037
Net interest income		$95,965			$77,132
Net interest rate spread (4)			3.19%			2.80%
Net interest margin (5)			3.36%			2.93%
Total cost of deposits (including non-interest-bearing deposits)			0.36%			0.22%

	For the Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$73,886	$472	0.85%	$1,061,419	$958	0.12%
Securities (2)	1,801,978	27,086	2.01	1,452,778	18,832	1.73
Loans receivable, net (3)
Commercial	6,275,836	198,054	4.22	5,270,138	163,315	4.14
Residential real estate	2,685,080	66,899	3.32	2,269,066	59,242	3.48
Other consumer	254,891	8,387	4.40	306,681	11,288	4.92
Allowance for loan credit losses, net of deferred loan costs and fees	(42,987)	—	—	(50,912)	—	—
Loans receivable, net	9,172,820	273,340	3.98	7,794,973	233,845	4.01
Total interest-earning assets	11,048,684	300,898	3.64	10,309,170	253,635	3.29
Non-interest-earning assets	1,191,358			1,264,347
Total assets	$12,240,042			$11,573,517
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,088,759	6,433	0.21%	$3,753,457	10,549	0.38%
Money market	773,666	1,317	0.23	761,975	823	0.14
Savings	1,617,354	473	0.04	1,571,345	490	0.04
Time deposits	1,060,027	9,373	1.18	1,041,371	8,338	1.07
Total	7,539,806	17,596	0.31	7,128,148	20,200	0.38
FHLB Advances	308,043	3,890	1.69	—	—	—
Securities sold under agreements to repurchase	105,821	117	0.15	135,754	203	0.20
Other borrowings	205,796	8,306	5.40	228,472	8,480	4.96
Total borrowings	619,660	12,313	2.66	364,226	8,683	3.19
Total interest-bearing liabilities	8,159,466	29,909	0.49	7,492,374	28,883	0.52
Non-interest-bearing deposits	2,352,606			2,416,866
Non-interest-bearing liabilities	193,147			157,821
Total liabilities	10,705,219			10,067,061
Stockholders’ equity	1,534,823			1,506,456
Total liabilities and equity	$12,240,042			$11,573,517
Net interest income		$270,989			$224,752
Net interest rate spread (4)			3.15%			2.77%
Net interest margin (5)			3.28%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			0.24%			0.28%
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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021
Total assets increased by $943.8 million to $12.68 billion at September 30, 2022, from $11.74 billion at December 31, 2021. Total loans increased by $1.10 billion to $9.72 billion at September 30, 2022, from $8.62 billion at December 31, 2021, due to strong loan originations. Total debt securities decreased by $209.4 million at September 30, 2022, as compared to December 31, 2021, primarily due to principal repayments and maturities, and to a lesser extent, an increase in unrealized losses driven by the rising rate environment. Other assets increased by $81.1 million to $228.1 million at September 30, 2022 from $147.0 million at December 31, 2021, primarily due to an increase in market values associated with customer interest rate swap programs.

Total liabilities increased by $920.2 million to $11.14 billion at September 30, 2022, from $10.22 billion at December 31, 2021. Deposits increased by $226.7 million to $9.96 billion at September 30, 2022, from $9.73 billion at December 31, 2021. Total deposits, excluding time deposits, decreased by $402.7 million to $8.56 billion at September 30, 2022, from $8.96 billion at December 31, 2021, primarily due to the net runoff of interest-bearing checking balances. Time deposits increased to $1.40 billion at September 30, 2022, from $775.0 million at December 31, 2021, primarily due to an increase in brokered time deposits, which increased to $828.7 million at September 30, 2022 from $25.0 million at December 31, 2021. The loans-to-deposit ratio at September 30, 2022 was 97.6%, as compared to 88.6% at December 31, 2021.

FHLB advances increased to $514.2 million at September 30, 2022 from $0 at December 31, 2021 to fund liquidity needs. Other borrowings decreased by $34.2 million to $194.9 million at September 30, 2022, from $229.1 million at December 31, 2021, primarily due to the extinguishment of $35.0 million of subordinated debt in March 2022. Other liabilities increased by $230.9 million to $352.9 million at September 30, 2022, from $122.0 million at December 31, 2021, primarily due to an increase in the market values associated with customer interest rate swap programs and related collateral received from counterparties.

Stockholders’ equity increased to $1.54 billion at September 30, 2022, as compared to $1.52 billion at December 31, 2021. Accumulated other comprehensive loss increased by $35.7 million to $38.5 million at September 30, 2022 from $2.8 million at December 31, 2021, primarily due to unrealized losses on debt securities available-for-sale which were adversely impacted by the rising interest rate environment. For the nine months ended September 30, 2022, the Company repurchased 373,223 shares totaling $7.4 million under its stock repurchase program at a weighted average cost of $19.82. There were 2,934,438 shares available for repurchase at September 30, 2022 under the existing repurchase program. Stockholders’ equity per common share increased to $26.04 at September 30, 2022, as compared to $25.63 at December 31, 2021.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2022 and September 30, 2021
General
Net income available to common stockholders for the three and nine months ended September 30, 2022 was $37.6 million and $90.3 million, respectively, or $0.64 and $1.53 per diluted share, as compared to $23.2 million and $84.4 million, or $0.39 and $1.41 per diluted share, for the corresponding prior year periods. Net income available to common stockholders for the three and nine months ended September 30, 2022 included merger related expenses of $298,000 and $2.5 million, respectively, net branch consolidation benefit of $346,000 and net branch consolidation expense of $602,000, and gain on equity investments of $3.4 million and net loss on equity investments of $7.5 million. These items increased net income by $2.6 million and decreased net income by $8.1 million, net of tax, for the three and nine months ended September 30, 2022, respectively. Net income available to common stockholders for the three and nine months ended September 30, 2021 included merger related expenses of $225,000 and $1.1 million, respectively, net branch consolidation expenses of $4.0 million and $5.1 million, and a net loss on equity investments of $466,000 and net gain on equity investments of $8.4 million. These items decreased net income by $3.6 million and increased net income by $1.7 million, net of tax, for the three and nine months ended September 30, 2021, respectively.
Interest Income
Interest income for the three and nine months ended September 30, 2022 increased to $110.5 million and $300.9 million, respectively, as compared to $85.4 million and $253.6 million for the corresponding prior year periods. Average interest-earning assets increased by $865.6 million and $739.5 million for the three and nine months ended September 30, 2022, respectively, as compared to the same prior year periods, primarily due to loan and securities growth funded by the redeployment of excess cash. Average loans receivable, net of allowance for loan credit losses, increased by $1.65 billion and $1.38 billion for the three and nine months ended September 30, 2022, respectively, as compared to the same prior year periods. For the three and nine months ended September 30, 2022, the yield on average interest-earning assets increased to 3.88% and

3.64%, respectively, from 3.24% and 3.29%, for the corresponding prior year periods due to interest earning asset growth funded by the redeployment of excess cash and the rising rate environment.
Interest Expense
Interest expense for the three and nine months ended September 30, 2022 was $14.5 million and $29.9 million, respectively, as compared to $8.3 million and $28.9 million in the corresponding prior year periods. For the three months ended September 30, 2022, the cost of average interest-bearing liabilities increased to 0.69% from 0.44% for corresponding prior year period, as a result of higher costs associated with FHLB advances and time deposits issued in an elevated rate environment in 2022. For the nine months ended September 30, 2022, the cost of average interest-bearing liabilities decreased to 0.49% from 0.52% for the corresponding prior year period, as a result of downward repricing of deposits that began in the prior year and continued through the current year, partly offset by the recent pace of the rising rate environment in the current quarter and increased funding costs on FHLB advances. The total cost of deposits (including non-interest bearing deposits) was 0.36% and 0.24% for the three and nine months ended September 30, 2022, respectively, as compared to 0.22% and 0.28%, for the same prior year periods.
Net Interest Income and Margin
Net interest income for the three and nine months ended September 30, 2022 increased to $96.0 million and $271.0 million, respectively, as compared to $77.1 million and $224.8 million for the corresponding prior year periods, reflecting an increase in average interest-earning assets and net interest margin. Net interest margin for the three and nine months ended September 30, 2022 increased to 3.36% and 3.28%, respectively, from 2.93% and 2.91% from the same prior year periods. The net interest margin expansion was positively impacted by the redeployment of excess cash into loans and the impact of the rising rate environment on interest earning assets, partly offset by an increased cost of funds and the growth in interest-bearing liabilities balances.
Credit Loss Expense (Benefit)
Credit loss expense for the three and nine months ended September 30, 2022 was $1.0 million and $4.1 million, respectively, as compared to a credit loss benefit of $3.2 million and $10.3 million, for the corresponding prior year periods. The credit loss expense for the three and nine months ended September 30, 2022 was influenced by loan growth, slowing prepayment rates, and increasingly uncertain macro-economic forecasts due to rising interest rates, inflation, and global economic headwinds, partly offset by positive trends in the Company’s criticized and classified assets. Net loan recoveries were $252,000 and $386,000 for the three months ended September 30, 2022 and 2021, respectively. Net loan recoveries were $335,000 and $442,000 for the nine months ended September 30, 2022 and 2021, respectively. Non-performing loans totaled $21.5 million at September 30, 2022, as compared to $30.3 million at September 30, 2021, primarily due to loans that were paid off and partly due to loans that returned to accrual status.
Non-interest Income
Other income increased to $15.2 million for the three months ended September 30, 2022, as compared to $9.9 million for the corresponding prior year period. The increase was driven by a gain on equity investments of $3.4 million as compared to a net loss on equity investments of $466,000 in the prior year period, along with the acquisition of a majority interest in Trident Abstract Title Agency, LLC (“Trident”), which added $3.3 million of title-related fees and service charges. These increases were partially offset by lower income from bankcard services of $1.9 million, primarily as a result of the impact of the Durbin amendment, which became effective for the Company on July 1, 2022.
Other income decreased to $31.5 million for the nine months ended September 30, 2022, as compared to $42.5 million for the corresponding prior year period. The decrease was driven by a net loss on equity investments of $7.5 million as compared to a net gain on equity investments of $8.4 million in the prior year period, along with decreases in net gain on sale of loans of $2.8 million, income from bankcard services of $2.3 million primarily as a result of the impact of the Durbin amendment, fees and service charges of $849,000, and Paycheck Protection Program (“PPP”) loan origination referral fees of $800,000. These decreases were partially offset by the impact of Trident, which added $7.8 million of title-related fees and service charges and an increase in commercial loan swap income of $3.8 million.
Non-interest Expense
Operating expenses increased to $59.0 million for the three months ended September 30, 2022, as compared to $58.7 million in the same prior year period. Operating expenses for the three months ended September 30, 2022 and 2021 included $48,000 and $4.2 million, respectively, of merger related expenses and net branch consolidation benefit/expense. The remaining increase of $4.6 million in operating expenses for the three months ended September 30, 2022, as compared to the corresponding prior year period, was partly due to the acquisition of a majority interest in Trident, which added $2.8 million of expenses, compensation and benefits expense of $1.8 million primarily related to increased employee medical benefit claims, and data processing expense of $1.2 million, as a result of the migration to a new core banking system. These increases were partly offset by a decrease in professional fees of $615,000.
Operating expenses increased to $175.2 million for the nine months ended September 30, 2022, as compared to $162.0 million in the same prior year period. Operating expenses for the nine months ended September 30, 2022 and 2021 included $3.1 million and $6.1 million, respectively, of merger related and net branch consolidation expenses. The remaining increase of $16.2 million in operating expenses for the nine months ended September 30, 2022, as compared to the corresponding prior year period, was partly due to the impact of Trident, which added $6.0 million of expenses, and increases in compensation and benefits expense of $5.3 million partly relating to the commercial banking strategy and commercial banking hires in expansion markets of Boston and Baltimore, data processing expense of $4.6 million as a result of the migration to a new core banking system, and federal deposit insurance and regulatory assessments of $1.0 million as a result of a higher assessment base and multiplier. These increases were partly offset by a decrease in amortization of core deposit intangible of $551,000.
Income Tax Expense
The provision for income taxes was $12.3 million and $29.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $7.4 million and $28.1 million for the same prior year periods. The effective tax rate was 24.1% and 23.7% for the three and nine months ended September 30, 2022, respectively, as compared to 23.3% and 24.3% for the same prior year periods.

Liquidity and Capital Resources
The primary sources of liquidity specifically available to OceanFirst Financial Corp. are dividends from the Bank, proceeds from sale of investments, and the issuance of preferred and common stock, and debt. For the nine months ended September 30, 2022, the holding company received dividend payments of $50.0 million from the Bank. At September 30, 2022, OceanFirst Financial Corp. held $38.2 million in cash.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, other borrowings, and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions and access to the Federal Reserve Bank discount window.
At September 30, 2022, the Bank had $500.0 million of short-term advances and $14.2 million of overnight borrowings from the FHLB, as compared to $0 at December 31, 2021. The Bank regularly utilizes overnight and short-term borrowings to fund short-term liquidity needs.
The Company’s cash needs for the nine months ended September 30, 2022 were primarily satisfied by the net proceeds from FHLB advances, deposits, which included the issuance of brokered time deposits, principal repayments on debt securities and loans, and proceeds from maturities and calls of debt maturities. The cash was principally utilized for loan originations, purchases of residential loan pools, purchases of debt and equity securities, redemption of subordinated debt, and dividend payments. The Company’s cash needs for the nine months ended September 30, 2021 were primarily satisfied by the increase in deposits, proceeds from sales of loans and equity investments, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities, a purchase of a residential loan pool, and loan originations.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At September 30, 2022, outstanding commitments to originate loans totaled $439.5 million and outstanding undrawn lines of credit totaled $1.72 billion, of which $1.34 billion were commitments to commercial and commercial construction borrowers and $382.3 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
Time deposits scheduled to mature in one year or less totaled $866.3 million at September 30, 2022.
At September 30, 2022, the Company also had various contractual obligations, which included debt obligations of $805.4 million, including finance lease obligations of $1.8 million, and an additional $20.4 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
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
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended September 30, 2022, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2022, the Company repurchased 373,223 shares of its common stock, at a total cost of $7.4 million. For the three and nine months ended September 30, 2021, the Company repurchased 460,009 and 1.5 million shares of its common stock, respectively, at a total cost of $9.7 million and $30.6 million, respectively. At September 30, 2022, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first nine months of September 30, 2022 were $31.8 million, as compared to $30.4 million for the same prior year period. The increase in dividends was a result of an increase in the dividend rate from $0.17 to $0.20 per common share. On October 24, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend is payable on November 18, 2022 to common stockholders of record at the close of business on November 7, 2022.
Cash dividends on preferred stock declared and paid during the first nine months of September 30, 2022 and 2021 were $3.0 million for both periods. The Company’s Board of Directors also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, payable on November 15, 2022 to preferred stockholders of record on October 31, 2022.
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
As of September 30, 2022 and December 31, 2021, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2022	Amount	Ratio	Amount	Ratio		Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$1,097,654	9.23%	$475,574	4.00%		$594,467	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,097,654	10.98	699,932	7.00	(1)	649,937	6.50
Tier 1 capital (to risk-weighted assets)	1,097,654	10.98	849,918	8.50	(1)	799,923	8.00
Total capital (to risk-weighted assets)	1,154,421	11.55	1,049,899	10.50	(1)	999,903	10.00
Company:
Tier 1 capital (to average assets)	$1,106,915	9.30%	$475,873	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	978,012	9.69	706,355	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,106,915	10.97	857,717	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,289,224	12.78	1,059,533	10.50	(1)	N/A	N/A
As of December 31, 2021
Bank:
Tier 1 capital (to average assets)	$1,027,660	9.08%	$452,669	4.00%		$565,836	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,027,660	11.62	619,178	7.00	(1)	574,951	6.50
Tier 1 capital (to risk-weighted assets)	1,027,660	11.62	751,860	8.50	(1)	707,633	8.00
Total capital (to risk-weighted assets)	1,079,766	12.21	928,768	10.50	(1)	884,541	10.00
Company:
Tier 1 capital (to average assets)	$1,044,518	9.22%	$453,087	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	917,088	10.26	625,801	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,044,518	11.68	759,902	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,257,372	14.06	938,702	10.50	(1)	N/A	N/A
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations.
At September 30, 2022 and December 31, 2021, the Company maintained a stockholders’ equity to total assets ratio of 12.14% and 12.92%, respectively.

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate owned. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30,	December 31,
	2022	2021
	(dollars in thousands)
Non-performing loans:
Commercial real estate – investor	$9,866	$3,614
Commercial real estate – owner occupied	1,976	11,904
Commercial and industrial	321	277
Residential real estate	5,958	6,114
Other consumer	3,377	3,585
Total non-performing loans	21,498	25,494
Other real estate owned	—	106
Total non-performing assets	$21,498	$25,600
PCD loans, net of allowance for loan credit losses	$29,249	$41,817
Delinquent loans 30-89 days	$11,846	$14,546
Allowance for loan credit losses as a percent of total loans	0.55%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans	248.96	191.61
Non-performing loans as a percent of total loans receivable	0.22	0.30
Non-performing assets as a percent of total assets	0.17	0.22
The Company’s non-performing loans totaled $21.5 million at September 30, 2022, as compared to $25.5 million at December 31, 2021, primarily due to loans that were paid off and partly due to loans that returned to accrual status. Included in the non-performing loans total was $10.0 million and $11.3 million of troubled debt restructuring (“TDR”) loans at September 30, 2022 and December 31, 2021, respectively. Included in the non-performing loans total was $3.0 million and $6.5 million of PCD loans at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the allowance for loan credit losses totaled $53.5 million, or 0.55% of total loans, as compared to $48.9 million, or 0.57% of total loans, at December 31, 2021. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $13.6 million and $18.9 million at September 30, 2022 and December 31, 2021, respectively.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	September 30,	December 31,
	2022	2021
Special Mention	$54,330	$91,607
Substandard	97,353	148,557
The decreases in special mention and substandard loans were primarily due to improved profitability of borrowers and their ability to service their loans. The decrease in special mention also included one commercial loan of $14.1 million, which was repaid in full during the nine months ended September 30, 2022.

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

Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2022
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” as part of an initiative to reduce complexity in accounting standards for income taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. The Company does not expect this standard to have a material impact to the consolidated financial statements.

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

In March 2022, FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The Company does not expect this standard to have a material impact to the consolidated financial statements.
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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: implications arising from the termination of the proposed merger with Partners Bancorp; the impact of the COVID-19 or any other pandemic on our operations and financial results and those of our customers, changes in interest rates, inflation, general economic conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters and increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, volatility and deterioration in the credit and equity markets, our ability to access low-cost funding, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks; and the Bank’s ability to successfully integrate acquired operations.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s interest rate sensitivity is monitored through the use of interest rate risk (“IRR”) modeling. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2022, which were estimated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. At September 30, 2022, the Company’s one-year gap was positive 7.90% as compared to positive 14.15% at December 31, 2021.
The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2022 on the basis of contractual maturities, anticipated prepayments, scheduled rate adjustments, and the rate sensitivity of non-maturity deposits within a three month period and subsequent selected time intervals.

At September 30, 2022	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
(dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments	$24,618	$2,877	$1,637	$—	$—	$29,132
Debt securities	428,968	116,384	257,157	246,065	502,106	1,550,680
Equity investments	—	1,976	—	—	79,746	81,722
Restricted equity investments	—	—	—	—	77,556	77,556
Loans receivable (1)	2,867,647	906,276	2,012,915	1,708,759	2,226,712	9,722,309
Total interest-earning assets	3,321,233	1,027,513	2,271,709	1,954,824	2,886,120	11,461,399
Interest-bearing liabilities:
Interest-bearing checking accounts	1,363,083	193,502	447,123	362,170	1,543,986	3,909,864
Money market deposit accounts	49,750	51,889	120,292	331,950	195,348	749,229
Savings accounts	110,277	127,553	288,159	225,694	818,789	1,570,472
Time deposits	319,431	547,092	497,972	29,314	10,548	1,404,357
FHLB advances	514,200	—	—	—	—	514,200
Securities sold under agreements to repurchase and other borrowings	166,100	145	123,875	525	558	291,203
Total interest-bearing liabilities	2,522,841	920,181	1,477,421	949,653	2,569,229	8,439,325
Interest sensitivity gap (2)	$798,392	$107,332	$794,288	$1,005,171	$316,891	$3,022,074
Cumulative interest sensitivity gap	$798,392	$905,724	$1,700,012	$2,705,183	$3,022,074	$3,022,074
Cumulative interest sensitivity gap as a percent of total interest-earning assets	6.97%	7.90%	14.83%	23.60%	26.37%	26.37%
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

Additionally, the table below sets forth the Company’s exposure to IRR as measured by the change in economic value of equity (“EVE”) and net interest income under varying rate shocks as of September 30, 2022 and December 31, 2021. All methods used to measure interest rate sensitivity involve the use of assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2021 Form 10-K.

	September 30, 2022					December 31, 2021
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
300	$1,543,173	(12.7)%	14.3%	$449,321	5.4%	$1,817,134	24.5%	16.7%	$346,723	10.3%
200	1,611,932	(8.8)	14.5	441,660	3.6	1,738,602	19.1	15.6	336,816	7.1
100	1,650,035	(6.7)	14.4	432,993	1.6	1,621,984	11.1	14.2	325,960	3.7
Static	1,768,413	—	14.9	426,313	—	1,459,706	—	12.5	314,395	—
(100)	1,682,967	(4.8)	13.9	405,872	(4.8)	1,230,947	(15.7)	10.3	299,994	(4.6)
The change in interest rate sensitivity was impacted by the deployment of cash into loans, a shift out of overnight borrowings into short-term borrowings, a slowdown in loan and securities prepayment speeds, and a significant increase in market interest rates.
As is the case with the gap calculation, certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans or any steps it may take to respond to changes in rates. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s EVE and net interest income, and can be expected to differ from actual results.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$170,668	$204,949
Debt securities available-for-sale, at estimated fair value	470,300	568,255
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,234 at September 30, 2022 and $1,467 at December 31, 2021 (estimated fair value of $905,426 at September 30, 2022 and $1,152,744 at December 31, 2021)	1,027,712	1,139,193
Equity investments	81,722	101,155
Restricted equity investments, at cost	77,556	53,195
Loans receivable, net of allowance for loan credit losses of $53,521 at September 30, 2022 and $48,850 at December 31, 2021	9,672,488	8,583,352
Loans held-for-sale	3,549	—
Interest and dividends receivable	38,388	32,606
Other real estate owned	—	106
Premises and equipment, net	127,868	125,828
Bank owned life insurance	261,118	259,207
Assets held for sale	3,216	6,229
Goodwill	506,146	500,319
Core deposit intangible	14,656	18,215
Other assets	228,066	147,007
Total assets	$12,683,453	$11,739,616
Liabilities and Stockholders’ Equity
Deposits	$9,959,469	$9,732,816
Federal Home Loan Bank (“FHLB”) advances	514,200	—
Securities sold under agreements to repurchase with customers	96,289	118,769
Other borrowings	194,914	229,141
Advances by borrowers for taxes and insurance	25,457	20,305
Other liabilities	352,908	122,032
Total liabilities	11,143,237	10,223,063
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both September 30, 2022 and December 31, 2021	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,872,065 and 61,535,381 shares issued at September 30, 2022 and December 31, 2021, respectively; and 59,138,507 and 59,175,046 shares outstanding at September 30, 2022 and December 31, 2021, respectively	612	611
Additional paid-in capital	1,153,072	1,146,781
Retained earnings	499,967	442,306
Accumulated other comprehensive loss	(38,496)	(2,821)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(6,797)	(8,615)
Treasury stock, 2,733,558 and 2,360,335 shares at September 30, 2022 and December 31, 2021, respectively	(69,106)	(61,710)
OceanFirst Financial Corp. stockholders’ equity	1,539,253	1,516,553
Non-controlling interest	963	—
Total stockholders’ equity	1,540,216	1,516,553
Total liabilities and stockholders’ equity	$12,683,453	$11,739,616

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Interest income:
Loans	$100,141	$78,889	$273,340	$233,845
Debt securities	8,479	5,040	23,456	16,379
Equity investments and other	1,879	1,491	4,102	3,411
Total interest income	110,499	85,420	300,898	253,635
Interest expense:
Deposits	9,238	5,379	17,596	20,200
Borrowed funds	5,296	2,909	12,313	8,683
Total interest expense	14,534	8,288	29,909	28,883
Net interest income	95,965	77,132	270,989	224,752
Credit loss expense (benefit)	1,016	(3,179)	4,121	(10,259)
Net interest income after credit loss expense (benefit)	94,949	80,311	266,868	235,011
Other income:
Bankcard services revenue	1,509	3,409	7,782	10,052
Trust and asset management revenue	568	584	1,835	1,774
Fees and service charges	6,320	2,973	17,026	10,519
Net gain (loss) on sales of loans	168	(15)	348	3,180
Net gain (loss) on equity investments	3,362	(466)	(7,502)	8,397
Net gain (loss) from other real estate operations	—	(3)	48	(12)
Income from bank owned life insurance	1,356	1,640	4,881	4,771
Commercial loan swap income	1,471	1,588	6,546	2,772
Other	396	173	579	1,068
Total other income	15,150	9,883	31,543	42,521
Operating expenses:
Compensation and employee benefits	34,124	30,730	97,972	89,008
Occupancy	5,288	5,005	15,790	15,380
Equipment	1,150	1,124	3,856	4,008
Marketing	655	496	2,242	1,555
Federal deposit insurance and regulatory assessments	1,757	1,459	5,435	4,422
Data processing	6,560	5,363	18,466	13,796
Check card processing	1,231	1,337	3,728	4,012
Professional fees	2,502	3,089	8,296	8,317
Amortization of core deposit intangible	1,171	1,354	3,559	4,110
Branch consolidation (benefit) expense, net	(346)	4,014	602	5,051
Merger related expenses	298	225	2,459	1,052
Other operating expense	4,607	4,477	12,748	11,315
Total operating expenses	58,997	58,673	175,153	162,026
Income before provision for income taxes	51,102	31,521	123,258	115,506
Provision for income taxes	12,298	7,354	29,212	28,087
Net income	38,804	24,167	94,046	87,419
Net income attributable to non-controlling interest	193	—	715	—
Net income attributable to OceanFirst Financial Corp.	38,611	24,167	93,331	87,419
Dividends on preferred shares	1,004	1,004	3,012	3,012
Net income available to common stockholders	$37,607	$23,163	$90,319	$84,407
Basic earnings per share	$0.64	$0.40	$1.54	$1.42
Diluted earnings per share	$0.64	$0.39	$1.53	$1.41
Average basic shares outstanding	58,681	59,311	58,777	59,619
Average diluted shares outstanding	58,801	59,515	58,918	59,862
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$38,804	$24,167	$94,046	$87,419
Other comprehensive loss:
Net unrealized loss on debt securities (net of tax benefit of $3,023 and $11,411 in 2022 and tax benefit of $232 and $446 in 2021)	(9,490)	(855)	(35,858)	(1,658)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $60 and $186 in 2022 and tax expense of $66 and $209 in 2021)	87	95	265	303
Reclassification adjustment for gains included in net income (net of tax benefit of $26 in 2022)	—	—	(82)	—
Total other comprehensive loss, net of tax	(9,403)	(760)	(35,675)	(1,355)
Total comprehensive income	29,401	23,407	58,371	86,064
Less: comprehensive income attributable to non-controlling interest	193	—	715	—
Comprehensive income attributable to OceanFirst Financial Corp.	29,208	23,407	57,656	86,064
Less: Dividends on preferred shares	1,004	1,004	3,012	3,012
Comprehensive income available to common stockholders	$28,204	$22,403	$54,644	$83,052
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at June 30, 2021	$1	$611	$1,143,907	$417,658	$26	$(6,824)	$(46,590)	$—	$1,508,789
Net income	—	—	—	24,167	—	—	—	—	24,167
Other comprehensive loss, net of tax	—	—	—	—	(760)	—	—	—	(760)
Stock compensation	—	—	1,505	—	—	—	—	—	1,505
Allocation of ESOP stock	—	—	31	—	—	305	—	—	336
Cash dividend $0.17 per share	—	—	—	(10,100)	—	—	—	—	(10,100)
Exercise of stock options	—	—	5	—	—	—	—	—	5
Repurchase 460,009 shares of common stock	—	—	—	—	—	—	(9,689)	—	(9,689)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at September 30, 2021	$1	$611	$1,145,448	$430,721	$(734)	$(6,519)	$(56,279)	$—	$1,513,249

Balance at June 30, 2022	$1	$612	$1,151,363	$474,114	$(29,093)	$(7,403)	$(69,106)	$944	$1,521,432
Net income	—	—	—	38,611	—	—	—	193	38,804
Other comprehensive loss, net of tax	—	—	—	—	(9,403)	—	—	—	(9,403)
Stock compensation	—	—	1,619	—	—	—	—	—	1,619
Allocation of ESOP stock	—	—	(5)	—	—	606	—	—	601
Cash dividend $0.20 per share	—	—	—	(11,752)	—	—	—	—	(11,752)
Exercise of stock options	—	—	95	—	—	—	—	—	95
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Distributions to non-controlling interest	—	—	—	(2)	—	—	—	(174)	(176)
Balance at September 30, 2022	$1	$612	$1,153,072	$499,967	$(38,496)	$(6,797)	$(69,106)	$963	$1,540,216

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$—	$1,484,130
Net income	—	—	—	87,419	—	—	—	—	87,419
Other comprehensive loss, net of tax	—	—	—	—	(1,355)	—	—	—	(1,355)
Stock compensation	—	—	4,231	—	—	—	—	—	4,231
Allocation of ESOP stock	—	—	142	—	—	914	—	—	1,056
Cash dividend $0.51 per share	—	—	—	(30,425)	—	—	—	—	(30,425)
Exercise of stock options	—	2	3,360	(1,529)	—	—	—	—	1,833
Repurchase 1,460,009 shares of common stock	—	—	—	—	—	—	(30,628)	—	(30,628)
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Balance at September 30, 2021	$1	$611	$1,145,448	$430,721	$(734)	$(6,519)	$(56,279)	$—	$1,513,249

Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$—	$1,516,553
Net income	—	—	—	93,331	—	—	—	715	94,046
Other comprehensive loss, net of tax	—	—	—	—	(35,675)	—	—	—	(35,675)
Stock compensation	—	—	5,019	—	—	—	—	—	5,019
Allocation of ESOP stock	—	—	30	—	—	1,818	—	—	1,848
Cash dividend $0.54 per share	—	—	—	(31,767)	—	—	—	—	(31,767)
Exercise of stock options	—	1	1,242	(897)	—	—	—	—	346
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)	—	(7,396)
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distributions to non-controlling interest	—	—	—	6	—	—	—	(588)	(582)
Balance at September 30, 2022	$1	$612	$1,153,072	$499,967	$(38,496)	$(6,797)	$(69,106)	$963	$1,540,216

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$94,046	$87,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,526	6,150
Allocation of ESOP stock	1,848	1,056
Stock compensation	5,019	4,231
Net excess tax expense on stock compensation	215	93
Amortization of servicing asset	77	60
Net premium amortization in excess of discount accretion on securities	5,522	5,719
Net amortization of deferred costs on borrowings	416	688
Amortization of core deposit intangible	3,559	4,110
Net accretion of purchase accounting adjustments	(7,433)	(10,720)
Net amortization of deferred costs and discounts on loans	349	606
Provision (benefit) for credit losses	4,121	(10,259)
Net gain on sale of other real estate owned	(54)	—
Net write down of fixed assets held-for-sale to net realizable value	1,427	3,114
Net (gain) loss on sale of fixed assets	(52)	11
Net loss (gain) on equity securities	7,502	(8,397)
Net gain on sales of loans	(348)	(3,180)
Proceeds from sales of residential loans held for sale	10,266	101,992
Mortgage loans originated for sale	(13,677)	(53,935)
Increase in value of bank owned life insurance	(4,881)	(4,771)
Net gain on sale of assets held for sale	(1,947)	(318)
(Increase) decrease in interest and dividends receivable	(5,782)	2,757
Deferred tax (benefit) expense	(66)	570
(Increase) decrease in other assets	(84,582)	29,366
Increase (decrease) in other liabilities	185,927	(37,311)
Total adjustments	115,952	31,632
Net cash provided by operating activities	209,998	119,051
Cash flows from investing activities:
Net increase in loans receivable	(938,915)	(203,104)
Proceeds from sale of loans	13,388	825
Purchase of residential loan pool	(161,701)	(219,745)
Premiums paid on purchased loan pool	(495)	(6,318)
Purchase of debt securities available-for-sale	(64,862)	(200,034)
Purchase of debt securities held-to-maturity	(26,666)	(381,032)
Purchase of equity investments	(5,935)	(85,077)
Proceeds from maturities and calls of debt securities available-for-sale	84,200	93,835
Proceeds from maturities and calls of debt securities held-to-maturity	25,126	22,125
Proceeds from sales of debt securities available-for-sale	30,257	—
Proceeds from sale of equity investments	19,235	98,776
Principal repayments on debt securities available-for-sale	—	114
Principal repayments on debt securities held-to-maturity	111,283	168,059
Proceeds from bank owned life insurance	2,970	9,952
Proceeds from the redemption of restricted equity investments	164,939	1,110
Purchases of restricted equity investments	(189,300)	(2,069)
Proceeds from sale of other real estate owned	160	—
Proceeds from sales of assets held-for-sale	7,676	2,601
Purchases of premises and equipment	(14,358)	(26,493)
Purchases of operating lease equipment	(4,789)	—
Net cash consideration received for acquisition	38,609	—
Net cash used in investing activities	(909,178)	(726,475)

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$227,192	$347,672
(Decrease) increase in short-term borrowings	(22,480)	14,838
Net proceeds from FHLB advances	514,200	—
Repayments of other borrowings	(35,076)	(7,585)
Increase in advances by borrowers for taxes and insurance	5,152	4,918
Exercise of stock options	346	1,833
Payment of employee taxes withheld from stock awards	(1,473)	(1,176)
Purchase of treasury stock	(7,396)	(30,628)
Dividends paid	(34,779)	(33,437)
Distributions to non-controlling interest	(582)	—
Net cash provided by financing activities	645,104	296,435
Net decrease in cash and due from banks and restricted cash	(54,076)	(310,989)
Cash and due from banks and restricted cash at beginning of period	224,784	1,318,661
Cash and due from banks and restricted cash at end of period	$170,708	$1,007,672
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$204,949	$1,272,134
Restricted cash at beginning of period	19,835	46,527
Cash and due from banks and restricted cash at beginning of period	$224,784	$1,318,661
Cash and due from banks at end of period	$170,668	$981,126
Restricted cash at end of period	40	26,546
Cash and due from banks and restricted cash at end of period	$170,708	$1,007,672
Cash paid during the period for:
Interest	$27,953	$28,009
Income taxes	12,633	38,707
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	451	512
Net loan recoveries	(335)	(442)
Transfer of loans receivable to loans held-for-sale	13,178	12,781
Transfer of premises and equipment to assets held-for-sale	2,776	1,476

Acquisition:
Non-cash assets acquired:
Other current assets	$238	$—
Premises and equipment	18	—
Right of use (“ROU”) asset	779	—
Other assets	81	—
Total non-cash assets acquired	$1,116	$—
Liabilities assumed:
Lease liability	$779	$—
Other liabilities	43,937	—
Total liabilities assumed	$44,716	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include: the accounts of OceanFirst Financial Corp. (the “Company”), its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, and Country Property Holdings, Inc; and a majority controlling interest in Trident Abstract Title Agency, LLC. Certain other subsidiaries were dissolved in 2022 and are included in the consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the full year 2022 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 2. Business Combinations
Trident Acquisition
On April 1, 2022, the Company completed its acquisition of a majority controlling interest of 60% in Trident. Trident provides commercial and residential title services throughout New Jersey, and through strategic alliances can also service clients’ title insurance needs outside of New Jersey. The acquisition is complimentary to the Company’s existing consumer and commercial lending business. Total consideration paid was $7.1 million and goodwill from the transaction amounted to $5.8 million.
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
The Company consolidated Trident’s assets, liabilities and components of comprehensive income within its consolidated results. Thus, the consolidated results include amounts attributable to the Company and the non-controlling interest. Amounts attributable to the non-controlling interest are presented separately as a single line on the Consolidated Statements of Income (net income attributable to non-controlling interest) and the Consolidated Statements of Financial Condition (non-controlling interest in stockholders’ equity). Amounts attributed to the non-controlling interest are based upon the ownership interest in Trident that the Company does not own. For further discussion on the accounting for this arrangement refer to Note 11 Variable Interest Entity, of this Form 10-Q.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding	59,134	59,722	59,245	60,050
Less: Unallocated ESOP shares	(363)	(353)	(393)	(369)
Unallocated incentive award shares	(90)	(58)	(75)	(62)
Average basic shares outstanding	58,681	59,311	58,777	59,619
Add: Effect of dilutive securities:
Incentive awards	120	204	141	243
Average diluted shares outstanding	58,801	59,515	58,918	59,862
For both the three and nine months ended September 30, 2022, antidilutive stock options of 1,552,000 were excluded from the earnings per share calculation. For the three and nine months ended September 30, 2021, antidilutive stock options of 1,573,000 and 1,566,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At September 30, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$107,198		$(8,099)	$99,099	$—
Corporate debt securities	5,000	—	(628)	4,372	—
Asset-backed securities	296,228	—	(21,355)	274,873	—
Agency commercial mortgage-backed securities (“MBS”)	110,871	—	(18,915)	91,956	—
Total debt securities available-for-sale	$519,297	$—	$(48,997)	$470,300	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$263,614	$—	$(31,052)	$232,562	$(63)
Corporate debt securities	59,000	403	(3,135)	56,268	(1,135)
Mortgage-backed securities:
Agency residential	674,356	103	(89,696)	584,763	—
Agency commercial	7,440	6	(279)	7,167	—
Non-agency commercial	26,973	—	(2,307)	24,666	(36)
Total mortgage-backed securities	708,769	109	(92,282)	616,596	(36)
Total debt securities held-to-maturity	$1,031,383	$512	$(126,469)	$905,426	$(1,234)
Total debt securities	$1,550,680	$512	$(175,466)	$1,375,726	$(1,234)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$164,756	$1,135	$(471)	$165,420	$—
Corporate debt securities	5,000	42	(11)	5,031	—
Asset-backed securities	298,976	41	(1,489)	297,528	—
Agency commercial MBS	101,142	57	(923)	100,276	—
Total debt securities available-for-sale	$569,874	$1,275	$(2,894)	$568,255	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$281,389	$10,185	$(1,164)	$290,410	$(85)
Corporate debt securities	68,823	1,628	(1,279)	69,172	(1,343)
Mortgage-backed securities:
Agency residential	756,844	6,785	(7,180)	756,449	—
Agency commercial	4,385	7	(44)	4,348	—
Non-agency commercial	32,107	362	(104)	32,365	(39)
Total mortgage-backed securities	793,336	7,154	(7,328)	793,162	(39)
Total debt securities held-to-maturity	$1,143,548	$18,967	$(9,771)	$1,152,744	$(1,467)
Total debt securities	$1,713,422	$20,242	$(12,665)	$1,720,999	$(1,467)

There was no allowance for securities credit losses on debt securities available-for-sale at September 30, 2022 or December 31, 2021. The unrealized losses across security classes were due to interest rate movements. In addition, the asset-backed securities, which are largely comprised of collateralized-loan obligations, and the corporate debt securities were also impacted by credit spread widening across the fixed income markets. All of these securities are rated investment grade.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for securities credit losses
Beginning balance	$(1,293)	$(1,609)	$(1,467)	$(1,715)
Credit loss benefit	59	106	233	212
Total ending allowance balance	$(1,234)	$(1,503)	$(1,234)	$(1,503)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at September 30, 2022, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of September 30, 2022
State, municipal and sovereign debt obligations	$263,614	$—	$263,614
Corporate debt securities	43,635	15,365	59,000
Non-agency commercial MBS	26,973	—	26,973
Total debt securities held-to-maturity	$334,222	$15,365	$349,587
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Amortized cost	$1,031,383	$1,143,548
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Allowance for securities credit losses	(1,234)	(1,467)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	11,119	10,668
Carrying value	$1,027,712	$1,139,193
There were $131,000 and $23,000 of realized gains on debt securities for the three and nine months ended September 30, 2022. There were no realized gains or losses on debt securities for the three and nine months ended September 30, 2021.
The amortized cost and estimated fair value of debt securities at September 30, 2022 by contractual maturity are shown below (in thousands).

September 30, 2022	Amortized Cost	Estimated Fair Value
Less than one year	$55,326	$54,972
Due after one year through five years	166,980	154,459
Due after five years through ten years	225,771	205,348
Due after ten years	282,963	252,395
	$731,040	$667,174

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2022, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $56.0 million, $75.0 million, and $296.2 million, respectively, and an estimated fair value of $52.7 million, $68.7 million, and $274.9 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value of securities pledged for the ability to draw on FHLB advances, access to the Federal Reserve discount window, and other borrowings and for other purposes required by law amounted to $866.5 million and $1.14 billion at September 30, 2022 and December 31, 2021, respectively, which included $105.5 million and $142.9 million at September 30, 2022 and December 31, 2021, respectively, pledged as collateral for securities sold under agreements to repurchase.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At September 30, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$75,464	$(5,924)	$23,635	$(2,175)	$99,099	$(8,099)
Corporate debt securities	3,496	(504)	877	(124)	4,373	(628)
Asset-backed securities	216,926	(16,650)	57,947	(4,705)	274,873	(21,355)
Agency commercial MBS	77,878	(16,233)	14,078	(2,682)	91,956	(18,915)
Total debt securities available-for-sale	373,764	(39,311)	96,537	(9,686)	470,301	(48,997)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	172,090	(22,460)	58,649	(8,592)	230,739	(31,052)
Corporate debt securities	14,142	(319)	36,516	(2,816)	50,658	(3,135)
MBS:
Agency residential	252,724	(26,933)	318,925	(62,763)	571,649	(89,696)
Agency commercial	3,609	(242)	2,092	(37)	5,701	(279)
Non-agency commercial	20,512	(1,981)	4,154	(326)	24,666	(2,307)
Total MBS	276,845	(29,156)	325,171	(63,126)	602,016	(92,282)
Total debt securities held-to-maturity	463,077	(51,935)	420,336	(74,534)	883,413	(126,469)
Total debt securities	$836,841	$(91,246)	$516,873	$(84,220)	$1,353,714	$(175,466)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$82,395	$(471)	$—	$—	$82,395	$(471)
Corporate debt securities	1,989	(11)	—	—	1,989	(11)
Asset-backed securities	279,486	(1,489)	—	—	279,486	(1,489)
Agency commercial MBS	80,726	(923)	—	—	80,726	(923)
Total debt securities available-for-sale	444,596	(2,894)	—	—	444,596	(2,894)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	75,329	(1,063)	4,383	(101)	79,712	(1,164)
Corporate debt securities	38,304	(1,279)	—	—	38,304	(1,279)
MBS:
Agency residential	445,399	(5,822)	50,133	(1,358)	495,532	(7,180)
Agency commercial	2,255	(41)	886	(3)	3,141	(44)
Non-agency commercial	10,722	(104)	—	—	10,722	(104)
Total MBS	458,376	(5,967)	51,019	(1,361)	509,395	(7,328)
Total debt securities held-to-maturity	572,009	(8,309)	55,402	(1,462)	627,411	(9,771)
Total debt securities	$1,016,605	$(11,203)	$55,402	$(1,462)	$1,072,007	$(12,665)

The Company concluded that debt securities were not impaired at September 30, 2022 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside the securities portfolio.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At September 30, 2022 and December 31, 2021, the Company held equity investments of $81.7 million and $101.2 million, respectively. The equity investments primarily comprised of select financial services institutions’ preferred and common stocks and, to a lesser extent, other equity investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2022 and 2021 are shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gain (loss) on equity investments	$3,362	$(466)	$(7,502)	$8,397
Less: Net gains recognized on equity securities sold	—	—	1,351	8,123
Unrealized gain (loss) recognized on equity securities still held	$3,362	$(466)	$(8,853)	$274

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Commercial:
Commercial real estate – investor	$5,007,637	$4,378,061
Commercial real estate – owner occupied	983,784	1,055,065
Commercial and industrial (1)	652,620	449,224
Total commercial	6,644,041	5,882,350
Consumer:
Residential real estate	2,813,209	2,479,701
Home equity loans and lines and other consumer (“other consumer”)	261,510	260,819
Total consumer	3,074,719	2,740,520
Total loans receivable	9,718,760	8,622,870
Deferred origination costs, net of fees	7,249	9,332
Allowance for loan credit losses	(53,521)	(48,850)
Total loans receivable, net	$9,672,488	$8,583,352
(1) The commercial and industrial loans balance at September 30, 2022 and December 31, 2021 includes Paycheck Protection Program (“PPP”) loans of $3.0 million and $22.9 million, respectively.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Total
September 30, 2022
Commercial real estate - investor
Pass	$936,746	$1,354,997	$574,752	$507,749	$214,473	$948,538	$374,043	$4,911,298
Special Mention	—	—	193	19,021	9,303	8,628	2,188	39,333
Substandard	—	—	—	20,759	—	35,703	544	57,006
Total commercial real estate - investor	936,746	1,354,997	574,945	547,529	223,776	992,869	376,775	5,007,637
Commercial real estate - owner occupied
Pass	67,572	118,428	61,004	115,273	90,050	479,174	9,837	941,338
Special Mention	—	—	—	—	757	10,018	—	10,775
Substandard	—	—	3,750	5,730	4,860	16,231	1,100	31,671
Total commercial real estate - owner occupied	67,572	118,428	64,754	121,003	95,667	505,423	10,937	983,784
Commercial and industrial
Pass	45,285	25,101	15,232	17,468	11,921	49,371	481,519	645,897
Special Mention	—	—	—	—	—	262	1,722	1,984
Substandard	—	—	106	1,586	316	2,606	125	4,739
Total commercial and industrial	45,285	25,101	15,338	19,054	12,237	52,239	483,366	652,620
Residential real estate (1)
Pass	829,041	595,233	431,072	253,353	103,330	597,224	—	2,809,253
Special Mention	—	—	—	131	—	1,690	—	1,821
Substandard	—	—	—	—	287	1,848	—	2,135
Total residential real estate	829,041	595,233	431,072	253,484	103,617	600,762	—	2,813,209
Other consumer (1)
Pass	19,582	25,869	16,332	15,940	42,026	117,718	21,824	259,291
Special Mention	—	—	—	164	22	231	—	417
Substandard	—	—	—	—	18	1,784	—	1,802
Total other consumer	19,582	25,869	16,332	16,104	42,066	119,733	21,824	261,510
Total loans	$1,898,226	$2,119,628	$1,102,441	$957,174	$477,363	$2,271,026	$892,902	$9,718,760
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended September 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$22,608	$5,021	$5,240	$18,196	$996	$52,061
Credit loss expense (benefit)	82	(1,047)	554	1,618	1	1,208
Charge-offs	(3)	—	—	—	(2)	(5)
Recoveries	3	48	69	44	93	257
Balance at end of period	$22,690	$4,022	$5,863	$19,858	$1,088	$53,521
For the three months ended September 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$33,037	$6,350	$4,404	$8,818	$1,267	$53,876
Credit loss (benefit) expense	(9,902)	515	1,962	3,081	235	(4,109)
Charge-offs	—	(64)	(50)	(12)	(37)	(163)
Recoveries	5	26	50	292	176	549
Balance at end of period	$23,140	$6,827	$6,366	$12,179	$1,641	$50,153
For the nine months ended September 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
Credit loss (benefit) expense	(2,865)	(2,003)	720	8,612	(128)	4,336
Charge-offs	(3)	(18)	—	(56)	(358)	(435)
Recoveries	54	159	104	147	306	770
Balance at end of period	$22,690	$4,022	$5,863	$19,858	$1,088	$53,521
For the nine months ended September 30, 2021
Allowance for credit losses on loans
Balance at beginning of period	$26,703	$15,054	$5,390	$11,818	$1,770	$60,735
Credit loss (benefit) expense	(3,336)	(8,225)	958	284	(705)	(11,024)
Charge-offs	(345)	(64)	(83)	(254)	(193)	(939)
Recoveries	118	62	101	331	769	1,381
Balance at end of period	$23,140	$6,827	$6,366	$12,179	$1,641	$50,153
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At September 30, 2022 and December 31, 2021, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $3.9 million and $3.6 million, respectively, commercial real estate - owner occupied of $2.0 million and $11.9 million, respectively, and commercial and industrial of $321,000 and $277,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $1.1 million and $438,000 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the amount of foreclosed residential real estate property held by the Company was $0 and $106,000, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Commercial real estate – investor	$9,866	$3,614
Commercial real estate – owner occupied	1,976	11,904
Commercial and industrial	321	277
Residential real estate	5,958	6,114
Other consumer	3,377	3,585
	$21,498	$25,494

At September 30, 2022 and December 31, 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2022, there was one PPP loan for $21,000 that was past due greater than 90 days and still accruing interest. Per Small Business Association (“SBA”) guidelines, the SBA will pay accrued interest through the deferral period up to a maximum of 120 days past due. Given these servicing guidelines, PPP loans that are 90 to120 days past due will be reported as accruing loans. At December 31, 2021, there was one loan for $46,000 that was 90 days or greater past due and still accruing interest that was fully paid on January 14, 2022.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2022
Commercial real estate – investor	$—	$968	$2,025	$2,993	$5,004,644	$5,007,637
Commercial real estate – owner occupied	428	5,613	85	6,126	977,658	983,784
Commercial and industrial	1,472	450	—	1,922	650,698	652,620
Residential real estate	6	1,821	2,136	3,963	2,809,246	2,813,209
Other consumer	671	417	1,801	2,889	258,621	261,510
	$2,577	$9,269	$6,047	$17,893	$9,700,867	$9,718,760
December 31, 2021
Commercial real estate – investor	$1,717	$102	$1,709	$3,528	$4,374,533	$4,378,061
Commercial real estate – owner occupied	599	—	575	1,174	1,053,891	1,055,065
Commercial and industrial	25	151	277	453	448,771	449,224
Residential real estate	9,705	1,586	2,675	13,966	2,465,735	2,479,701
Other consumer	339	322	2,946	3,607	257,212	260,819
	$12,385	$2,161	$8,182	$22,728	$8,600,142	$8,622,870
The Company classifies certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At September 30, 2022 and December 31, 2021, TDR loans totaled $16.1 million and $23.6 million, respectively. At September 30, 2022 and December 31, 2021, there were $10.0 million and $11.3 million, respectively, of TDR loans included in the non-accrual loan totals. At September 30, 2022 the Company had a $667,000 specific reserve allocated to a loan that was classified as a TDR loan. At December 31, 2021, the Company had no specific reserves allocated to loans that were classified as TDR loans. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $6.1 million and $12.3 million at September 30, 2022 and December 31, 2021, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about TDR loans which occurred during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2022
Troubled debt restructurings:
Other consumer	3	$114	$124
Three months ended September 30, 2021
Troubled debt restructurings:
Commercial real estate - owner occupied	1	$93	$110
Nine months ended September 30, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Other consumer	6	1,105	1,233
Nine months ended September 30, 2021
Troubled debt restructurings:
Commercial real estate – investor	1	$4,903	$4,903
Commercial real estate - owner occupied	1	93	110
Residential real estate	3	244	336
Other consumer	2	26	33
There were no TDR loans that defaulted during the three and nine months ended September 30, 2022, which were modified within the preceding year. There was one TDR commercial real estate - investor loan for $923,000 that defaulted during the three and nine months ended September 30, 2021, which was modified within the preceding year and the loan was subsequently paid in full as of June 30, 2022.
Note 6. Deposits
The major types of deposits at September 30, 2022 and December 31, 2021 were as follows (in thousands):

Type of Account	September 30,	December 31,
	2022	2021
Non-interest-bearing	$2,325,547	$2,412,056
Interest-bearing checking	3,909,864	4,201,736
Money market deposit	749,229	736,090
Savings	1,570,472	1,607,933
Time deposits	1,404,357	775,001
Total deposits	$9,959,469	$9,732,816
Included in time deposits at September 30, 2022 and December 31, 2021 was $94.1 million and $145.4 million, respectively, in deposits of $250,000 or more. Time deposits also include brokered deposits of $828.7 million and $25.0 million at September 30, 2022 and December 31, 2021, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7. Borrowed Funds
Borrowed funds at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
FHLB advances	$514,200	$—
Securities sold under agreements to repurchase with customers	96,289	118,769
Other borrowings	194,914	229,141
Total borrowed funds	$805,403	$347,910
At September 30, 2022, there were $500.0 million of short-term advances and $14.2 million of overnight borrowings from the FHLB, as compared to $0 at December 31, 2021.
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
Equity Investments
Equity investments with readily determinable fair value are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1) or using inputs other than quoted prices that are based on market observable information (Level 2). Fair value for certain securities, including convertible preferred stock, was determined using broker or dealer quotes with limited levels of activity and price transparency (Level 3). Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

observable price changes in orderly transactions for the identical or similar investment of the same issuer (measurement alternative).
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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$470,300	$—	$470,300	$—
Equity investments	62,343	566	61,777	—
Interest rate derivative asset	122,605	—	122,605	—
Interest rate derivative liability	(122,618)	—	(122,618)	—
Items measured on a non-recurring basis:
Equity investments (1)	19,379	—	—	19,379
Loans measured for impairment based on the fair value of the underlying collateral (2)	7,268	—	—	7,268
December 31, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$568,255	$—	$568,255	$—
Equity investments	90,726	14,608	73,400	2,718
Interest rate derivative asset	22,787	—	22,787	—
Interest rate derivative liability	(22,855)	—	(22,855)	—
Items measured on a non-recurring basis:
Equity investments	10,429	—	—	10,429
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral (2)	16,233	—	—	16,233
(1)    Primarily consists of $16.8 million of equity investments measured under the measurement alternative, which included a $2.5 million unrealized gain for the three months ended September 30, 2022.
(2) Primarily consists of commercial loans, which are collateral dependent. The amounts are based on independent appraisals, which may be adjusted by management for qualitative factors, such as economic factors and estimated liquidation expenses. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table reconciles, for the three and nine months ended September 30, 2022 and 2021, the beginning and ending balances for equity investments that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$—	$2,978	$2,718	$2,540
Total losses included in earnings	—	(622)	—	(184)
Transfers out of Level 3	—	—	(2,718)	—
Ending balance	$—	$2,356	$—	$2,356
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 for the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company executed its right to convert $2.7 million of preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1. There were no transfers into or out of Level 3 assets and liabilities in the fair value hierarchy for the three and nine months ended September 30, 2021.

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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of September 30, 2022 and December 31, 2021 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2022
Financial Assets:
Cash and due from banks	$170,668	$170,668	$—	$—
Debt securities held-to-maturity	1,027,712	—	893,044	12,382
Restricted equity investments	77,556	—	—	77,556
Loans receivable, net and loans held-for-sale	9,676,037	—	—	8,992,317
Financial Liabilities:
Deposits other than time deposits	8,555,112	—	8,555,112	—
Time deposits	1,404,357	—	1,365,574	—
FHLB advances and other borrowings	709,114	—	722,430	—
Securities sold under agreements to repurchase with customers	96,289	96,289	—	—
December 31, 2021
Financial Assets:
Cash and due from banks	$204,949	$204,949	$—	$—
Debt securities held-to-maturity	1,139,193	—	1,138,529	14,215
Restricted equity investments	53,195	—	—	53,195
Loans receivable, net and loans held-for-sale	8,583,352	—	—	8,533,506
Financial Liabilities:
Deposits other than time deposits	8,957,815	—	8,957,815	—
Time deposits	775,001	—	773,766	—
Other borrowings	229,141	—	251,491	—
Securities sold under agreements to repurchase with customers	118,769	118,769	—	—
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
The interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company recognized a gain of $19,000 and $56,000 in commercial loan swap income resulting from the fair value adjustment for the three and nine months ended September 30, 2022, respectively, as compared to gains of $14,000 and $55,000 for the three and nine months ended September 30, 2021, respectively. The notional amount of derivatives not designated as hedging instruments was $1.30 billion and $938.7 million at September 30, 2022 and December 31, 2021, respectively.
The table below presents the fair value of derivatives not designated as hedging instruments as well as their location on the consolidated statements of financial condition (in thousands):

	Fair Value
Balance Sheet Location	September 30,	December 31,
	2022	2021
Other assets	$122,605	$22,787
Other liabilities	122,618	22,855
Credit Risk-Related Contingent Features
The Company is a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $40,000 and $19.8 million at September 30, 2022 and December 31, 2021, respectively. The amount of collateral received from third parties was $112.1 million and $0 at September 30, 2022 and December 31, 2021, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $122.6 million and $22.9 million at September 30, 2022 and December 31, 2021, respectively.

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
The following table represents the classification of the Company’s right-of-use assets and lease liabilities on the consolidated statements of financial condition (in thousands):

		September 30,	December 31,
		2022	2021
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$19,474	$17,442
Finance lease ROU asset	Premises and equipment, net	1,347	1,495
Total lease ROU assets		$20,821	$18,937

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$20,430	$17,982
Finance lease liability	Other borrowings	1,750	1,904
Total lease liabilities		$22,180	$19,886
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $8.2 million at both September 30, 2022 and December 31, 2021.
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

	September 30,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	7.04 years	8.22 years
Finance lease	6.85 years	7.59 years
Weighted-Average Discount Rate
Operating leases	2.84%	2.97%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Expense
Operating lease expense	$1,159	$1,498	$3,857	$4,459
Finance lease expense:
Amortization of ROU assets	49	50	149	149
Interest on lease liabilities(1)	24	28	76	85
Total	$1,232	$1,576	$4,082	$4,693

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$955	$1,322	$3,366	$4,119
Operating cash flows from finance leases	24	28	76	85
Financing cash flows from finance leases	52	50	154	146
(1)Included in borrowed funds interest expense on the consolidated statements of income. All other costs are included in occupancy expense.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Twelve Months Ending September 30,
2023	$307	$4,268
2024	307	3,790
2025	307	3,841
2026	307	3,075
2027	307	2,198
Thereafter	568	5,721
Total	2,103	22,893
Less: Imputed interest	(353)	(2,463)
Total lease liabilities	$1,750	$20,430

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

The summarized financial information for the Company’s consolidated VIE consisted of the following (in thousands):

As of September 30, 2022
Cash and cash equivalents	$33,234
Other assets	1,079
Total assets	34,313
Other liabilities	31,906
Net assets	$2,407

Note 12. Subsequent Events

As previously disclosed, on November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Partners Bancorp (“Partners”) and Coastal Merger Sub Corp. (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub would merge with and into Partners, with Partners as the surviving entity, and (ii) immediately thereafter, Partners would merge with and into the Company, with the Company as the surviving entity.

On November 9, 2022, the Company and Partners entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the Company and Partners mutually agreed to terminate the Merger Agreement and transactions contemplated thereby, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022. Each party will bear its own costs and expenses in connection with the terminated transaction, and neither party will pay a termination fee in connection with the termination of the Merger Agreement. The Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the Merger Agreement and the terminated transaction.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock during the three month period ended September 30, 2022. At September 30, 2022, there were 2,934,438 shares available for repurchase under the Company’s stock repurchase program.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 9, 2022	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	November 9, 2022	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer