Form 10-K
period 2022-12-31
OCEANFIRST FINANCIAL CORP
filed 2023-02-24
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised final accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $1,102,277,219 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 21, 2023 was 59,198,753.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2022, the Company had consolidated total assets of $13.1 billion and total stockholders’ equity of $1.6 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (the “SEC”). The Bank is primarily subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”). Currently, the Company transacts the vast majority of its business through the Bank, its subsidiary.
The Company has been the holding company for the Bank since the Bank’s conversion from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank in 1996 (the “Conversion”). Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The conversion on January 31, 2018 did not change the entities which regulate and supervise the Bank and Company. The Bank’s principal business is originating loans, consisting of commercial real estate and other commercial loans, which have become a key focus of the Bank, and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. The Bank primarily funds these loans by attracting retail and commercial deposits. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its debt and equity securities. The Bank also receives income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, gain on sale of loans, securities and equity investments, other fees and service charges. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, Federal Home Loan Bank (“FHLB”) advances, other borrowings, and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions and access to the Federal Reserve discount window.
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
Forward-Looking Statements
In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: implications arising from the termination of the proposed merger with Partners Bancorp, including reputational risks and potential adverse effects on the ability to attract other merger partners; the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers, changes in interest rates, inflation, general economic conditions, potential recessionary conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and savings habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees and the Bank’s ability to successfully integrate acquired operations.
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

Market Area and Competition
The Bank is a regional community bank offering a wide variety of financial services to meet the needs of the communities it serves. At December 31, 2022, the Bank operated its business through its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, and an administrative office located in Mount Laurel, New Jersey. The Bank also conducts its business at 37 additional branch offices and deposit production facilities located throughout central and southern New Jersey and the greater metropolitan area of New York City and Philadelphia. The Bank also operated commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.
The Bank is one of the largest and oldest financial institutions in New Jersey, with headquarters approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents central and southern New Jersey, is based on a mixture of service and retail trade, with other employment provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is home to commuters working in and around New York City and Philadelphia and also includes a significant number of vacation and second homes in the communities along the New Jersey shore. In addition, the Bank provides banking services through teams located in the major metropolitan markets of Philadelphia, New York, Baltimore, and Boston.
The Bank’s future growth opportunities will be influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition both in making loans and in attracting deposits. In addition, rapid technological changes and consumer preferences may result in increased competition for the Bank’s other services as a number of well-funded technology-focused companies are innovating in the payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The state of New Jersey, New York City, Philadelphia, Baltimore, and Boston are also attractive markets to many financial institutions. Many of the Bank’s competitors are significantly larger institutions that have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers, and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and credit unions. The Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers, and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large bank competitors with teams of local financial experts in each market providing personalized accounts and extraordinary customer service.
Community Involvement
The Bank promotes efforts to enhance the quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are encouraged to help their neighbors in many ways and receive up to eight hours of Bank-paid volunteer time each year. The Company’s employees, known as the WaveMakers when helping in the community, collectively spend thousands of hours volunteering and serving in leadership roles with local nonprofit organizations, along with participating in other activities that contribute to improving the quality of life for others. In 2022, the WaveMakers spent more than 6,400 hours volunteering their time and talents to help neighbors in need and the first Bank-wide volunteering event was held in October 2022 with more than 700 employees completing over 100 projects for non-profit organization partners in the five states served by the Bank. The Foundation, established in 1996 during the Company’s initial public offering, has granted over $45.7 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development, and the arts.

Lending Activities
Loan Portfolio Composition. At December 31, 2022, the Bank had total loans outstanding of $9.92 billion, of which $6.17 billion, or 62.2% of total loans, were commercial real estate, multi-family, and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of $2.86 billion of residential real estate loans, or 28.9% of total loans; $622.4 million of commercial and industrial loans, or 6.3% of total loans; and $264.4 million of consumer loans, primarily home equity loans and lines of credit, or 2.7% of total loans. At December 31, 2022, the Bank had $690,000 loans held-for-sale and 41.9% of the Bank’s total loans had adjustable interest rates.
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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2022		2021		2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial real estate	$6,169,319	62.20%	$5,433,126	63.01%	$4,636,529	59.43%
Commercial and industrial	622,372	6.27	449,224	5.21	470,656	6.03
Residential real estate	2,862,681	28.86	2,479,701	28.76	2,354,983	30.19
Consumer (1)	264,372	2.67	260,819	3.02	339,462	4.35
Total loans	9,918,744	100.00%	8,622,870	100.00%	7,801,630	100.00%
Deferred origination costs (fees), net	7,488		9,332		9,486
Allowance for loan credit losses	(56,824)		(48,850)		(60,735)
Loans receivable, net	9,869,408		8,583,352		7,750,381
Less:
Loans held for sale	690		—		45,524
Total loans receivable, net	$9,868,718		$8,583,352		$7,704,857
Total loans:
Fixed rate	$5,760,562	58.08%	$5,459,920	63.32%	$4,810,309	61.66%
Adjustable rate	4,158,182	41.92	3,162,950	36.68	2,991,321	38.34
	$9,918,744	100.00%	$8,622,870	100.00%	$7,801,630	100.00%
(1)Consists primarily of home equity loans, home equity lines of credit, student loans, and, to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2022. The table does not include principal prepayments:

	At December 31, 2022
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total Loans Receivable
	(in thousands)
One year or less	$334,221	$326,126	$2,252	$2,737	$665,336
After one year:
More than one year to five years	2,854,685	198,542	26,281	71,172	3,150,680
More than five years to fifteen years	2,903,914	74,683	322,972	128,414	3,429,983
More than fifteen years	76,499	23,021	2,511,176	62,049	2,672,745
Total due after December 31, 2023	5,835,098	296,246	2,860,429	261,635	9,253,408
Total amount due	$6,169,319	$622,372	$2,862,681	$264,372	9,918,744
Deferred origination costs (fees), net					7,488
Allowance for loan credit losses					(56,824)
Loans receivable, net					$9,869,408
Less: loans held-for-sale					690
Total loans receivable, net					$9,868,718
The following table sets forth at December 31, 2022, the dollar amount of total loans receivable, contractually due after December 31, 2023, and whether such loans have fixed interest rates or adjustable interest rates:

	Due After December 31, 2023
	Fixed	Adjustable	Total
	(in thousands)
Commercial real estate	$2,611,392	$3,223,706	$5,835,098
Commercial and industrial	137,039	159,207	296,246
Residential real estate	2,610,499	249,930	2,860,429
Consumer	130,438	131,197	261,635
Total loans receivable	$5,489,368	$3,764,040	$9,253,408
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
At December 31, 2022, the Bank’s total commercial real estate loans outstanding were $6.17 billion, or 62.2% of total loans, as compared to $5.43 billion, or 63.0% of total loans at December 31, 2021. The Bank continues to grow this market segment primarily through additional business and referrals from existing clients, and the addition of experienced commercial lenders in various New Jersey counties as well as teams in New York City, Philadelphia, Baltimore, and Boston. Of the total commercial real estate portfolio, 16.2% is considered owner-occupied, whereby the underlying business owner occupies a majority of the property.
The commercial real estate portfolio also includes loans for the construction of commercial properties. In certain cases, these loans are underwritten based upon commercial leases in place prior to funding. At December 31, 2022 and 2021, the Bank had an outstanding balance in commercial construction loans of approximately 4% and 3% of total loans, respectively.

The Bank originates multi-family mortgage loans and, to a lesser extent, land loans, which are included in commercial real estate. At December 31, 2022 and 2021, the Bank’s multi-family loans were $1.12 billion and $1.05 billion, respectively, and land loans were $31.1 million and $4.2 million, respectively.
Commercial and Industrial. At December 31, 2022, commercial and industrial (“C&I”) loans totaled $622.4 million, or 6.3% of the Bank’s total loans outstanding. The Bank originates C&I loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable, and inventory financing) primarily in the Bank’s market area. In underwriting C&I loans and credit lines, the Bank reviews and analyzes the financial history and capacity of the borrower, collateral value, financial strength and character of the principal borrowers, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, and fixtures. The Bank generally requires the personal guarantee of the principal borrowers for all C&I loans. Risk of loss on a C&I business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from the ongoing operations of the business. In addition, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Consumer: Residential Real Estate. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by the Bank’s commissioned loan representatives and are largely derived from contacts within the local real estate industry, members of the local communities, and the Bank’s existing or past customers. Additionally, for the year ended December 31, 2022, the Bank purchased $171.6 million of residential real estate loan pools originated by others.
At December 31, 2022, $2.86 billion, or 28.9% of total loans, were residential real estate loans, primarily single family and owner occupied. To a lesser extent and included in this activity are residential mortgage loans secured by seasonal second homes, non-owner occupied investment properties and construction loans. The average size of the Bank’s residential real estate loans, excluding purchased loan pools, was approximately $309,000 at December 31, 2022.
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
The Bank’s policy is to originate residential real estate loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, up to 95% of the appraised value or selling price if private mortgage insurance is obtained, and up to 97% of the lower of the appraised value or selling price if the borrower qualifies for the NeighborFirst or special purpose credit program available to certain census tracts. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s residential real estate loans, excluding purchased loan pools, was 58% at December 31, 2022 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the CFPB regulations. See Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
Included in the Bank’s residential real estate loan balance at December 31, 2022 were residential construction loans which totaled $182.9 million. The Bank originates residential construction loans primarily on a construction to permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to residential real estate lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Other Consumer: Home Equity Lines and Loans, Student Loans and Other Consumer. At December 31, 2022, the Bank’s other consumer loans totaled $264.4 million, or 2.7% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $102.8 million; home equity lines of credit comprised $101.2 million; and student loans comprised $22.7 million.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from five to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are originated based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2022, these loans totaled $7.8 million, as compared to $12.1 million at December 31, 2021.
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
The Bank also originates lines of credit that are fully secured by the cash surrender value of whole life insurance policies. Underlying insurance companies must have a Moody’s rating of A1 or higher and/or an S&P Rating of A or higher. These lines are originated based on the value of the collateral and secured by an assignment of the whole life policy. Borrowers are subject to minimum credit scores and maximum debt to income ratios but the guidelines are less stringent than a mortgage or home equity loan/line as the line is fully secured by the underlying insurance policy. Interest rates charged are set at the time of origination and payments are interest-only based on the amount of the outstanding balance. Loan to values are limited to 95% of the cash surrender value of the whole life policy. Each line matures in 36 months and is subject to renewal at current rates and terms. The program was implemented in February 2022. At December 31, 2022, these loans totaled $35.2 million.
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
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed at least 60% of the outstanding loan balances for the Bank’s commercial real estate and commercial and industrial loans during 2022. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2022, the Bank was servicing $51.7 million of loans for others.
Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. The Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 120 days or more, the Bank will either: (i) commence litigation to acquire the collateral, including foreclosure proceedings against any real property that secures the loan; or (ii) sell non-performing loans where foreclosure proceedings may or may not have been initiated. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past several years.
The Bank classifies assets in accordance with its Classification of Assets and Allowance for Credit Losses Policy (“ACL Policy”), which considers certain regulatory guidelines and definitions. As part of this ACL Policy, the Senior Credit Officer of the Special Asset Group reviews and confirms the criticized and classified commercial loans report on a monthly basis. At December 31, 2022, the Bank had $50.8 million of assets classified as Substandard. At December 31, 2021, the Bank had $148.6 million of assets, including all other real estate owned (“OREO”), classified as Substandard. During 2022, the Company sold its remaining OREO and has no OREO at December 31, 2022. Assets which do not currently expose the Bank to sufficient risk to warrant classification but possess potential weaknesses, such as past delinquencies, are designated Special Mention. Special Mention assets totaled $48.2 million at December 31, 2022, as compared to $91.6 million at December 31, 2021. The decrease in Special Mention and Substandard assets were primarily due to the improved profitability of borrowers and their ability to service their loans. The decrease in special mention also included one commercial loan of $14.1 million, which was repaid in full during 2022. The decrease in substandard also included one commercial loan of $19.7 million, which was upgraded due to improved profitability in 2022.
Non-Performing Loans and OREO. The following table sets forth information regarding non-accrual loans (“non-performing loans”) and OREO, including loans purchased with credit deterioration (“PCD”) loans. The Bank obtained purchased credit impaired loans as part of its acquisitions of Colonial American Bank (“Colonial American”), Cape Bancorp, Inc. (“Cape”), Ocean Shore Holding Co. (“Ocean Shore”), Sun Bancorp, Inc. (“Sun”), and Capital Bank. These were reclassified as PCD loans as of January 1, 2020. Further, the Bank obtained PCD loans from Two River Bancorp (“Two River”) and Country Bank Holding Company, Inc. (“Country Bank”). PCD loans are accounted for at the purchase price or acquisition date fair value, with an estimate of expected credit losses for groups of PCD loans with similar risk characteristics and individual PCD loans without similar characteristics, to arrive at an initial amortized cost basis. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. This table includes certain amounts and metrics previously reported that have been reclassified to conform to the current year’s presentation.

	At December 31,
	2022	2021	2020
	(dollars in thousands)
Non-performing loans (1)	$23,265	$25,494	$46,863
OREO	—	106	106
Non-performing assets (1)	$23,265	$25,600	$46,969
Allowance for loan credit losses as a percent of total loans receivable (2)	0.57%	0.57%	0.78%
Allowance for loan credit losses as a percent of total non-performing loans (1) (2)	244.25	191.61	129.60
Non-performing loans as a percent of total loans receivable (1)	0.23	0.30	0.60
Non-performing assets as a percent of total assets (1)	0.18	0.22	0.41
(1)Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. Non-performing assets consist of non-performing loans and OREO. Amounts and ratios reported in the prior periods have been revised to conform with the current year’s presentation.
(2)Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $11.4 million, $18.9 million, and $28.0 million at December 31, 2022, 2021, and 2020, respectively.
Non-performing loans totaled $23.3 million at December 31, 2022, a decrease of $2.2 million as compared to December 31, 2021, primarily due to loans that were paid off and partly due to loans that returned to accrual status. The Company sold its remaining OREO during 2022 and has OREO assets of $0 and $106,000 at December 31, 2022, and 2021, respectively.
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
At December 31, 2022 and 2021, the Bank’s loan ACL as a percentage of total loans was 0.57%. The net unamortized credit and PCD marks on all acquired loans, not reflected in the allowance, was $11.4 million and $18.9 million at December 31, 2022 and 2021, respectively. The loan ACL as a percent of total non-performing loans was 244.25% at December 31, 2022, an increase from 191.61% in the prior year. The Bank will continue to monitor its allowance for loan credit losses as conditions dictate.

The following table sets forth activity in the Bank’s loan ACL for the periods set forth in the table:

	At or for the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Balance at beginning of year	$48,850	$60,735	$16,852
Charge-offs:
Commercial real estate	70	410	14,850
Commercial and industrial	60	154	890
Residential real estate	56	254	3,200
Other consumer	387	213	1,244
Total charge-offs	573	1,031	20,184
Recoveries	913	1,492	1,325
Net (recoveries) charge-offs	(340)	(461)	18,859
Credit loss expense (benefit)	7,634	(12,346)	57,402
Impact of CECL adoption	—	—	2,701
Initial allowance for credit losses on PCD loans	—	—	2,639
Balance at end of year	$56,824	$48,850	$60,735
The following table sets forth the net charge-offs/recoveries and the percent of net charge-offs/recoveries by loan category to average net loans outstanding for the periods indicated (dollars in thousands):

	At or for the Year Ended December 31,
	2022		2021		2020
	Net (Recoveries) Charge-offs	Ratio of Net (Recoveries) Charge-offs to Average Loans	Net (Recoveries)Charge-offs	Ratio of Net (Recoveries) Charge-offs to Average Loans	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans
Net (recoveries) charge-offs:
Commercial real estate	$(155)	—%	$205	—%	$14,743	0.18%
Commercial and industrial	(95)	—	30	—	744	0.01
Residential real estate	(100)	—	(98)	—	2,317	0.03
Other consumer	10	—	(598)	(0.01)	1,055	0.01
Total net (recoveries) charge-offs	(340)	—%	(461)	(0.01)%	18,859	0.23%
Average net loans outstanding during the year	$9,323,619		$7,921,611		$8,122,631
The net recoveries for the year ended December 31, 2022 and 2021 was primarily due to improved credit quality and successful recovery of previously charged-off balances. The net charge-offs for the year ended December 31, 2020 was primarily due to charge-offs of $14.6 million related to the sale of higher risk commercial real estate loans and $3.3 million of charge-offs related to the sale of under-performing residential and consumer loans. The Company executed these loan sales during the COVID-19 pandemic as part of its strategy to limit exposure to credit risk, accelerate the resolution of potential credit losses on higher risk credit exposures, and minimize the operational impact associated with potential litigation and foreclosure proceedings.

The following table sets forth the Bank’s percent of loan ACL by category to the total loan ACL at December 31, 2022, 2021 and 2020, and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2022			2021			2020
	Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans
Commercial real estate	$25,493	44.86%	62.20%	$31,388	64.24%	63.01%	$41,757	68.76%	59.43%
Commercial and industrial	5,695	10.02	6.27	5,039	10.32	5.21	5,390	8.87	6.03
Residential real estate	24,530	43.17	28.86	11,155	22.84	28.76	11,818	19.46	30.19
Other consumer	1,106	1.95	2.67	1,268	2.60	3.02	1,770	2.91	4.35
Total	$56,824	100.00%	100.00%	$48,850	100.00%	100.00%	$60,735	100.00%	100.00%
Investment Activities
The Bank views its securities portfolio primarily as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. In times of reduced loan demand, the securities portfolio can provide an alternative source of income. The portfolio is also used to provide collateral for qualified deposits and borrowings and to manage interest rate risk.
The investment policy is overseen by the Board of Directors and generally limits investments to government and federal agency obligations, agency and non-agency mortgage-backed securities, municipal, corporate, and asset-backed securities. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of certain other debt, preferred stock, and equity securities in limited amounts. The Board of Directors has delegated authority to implement the investment policy to the Company and Bank’s Investment Committees under the oversight of the Asset Liability Committee. Day-to-day management of the portfolio rests with the Treasurer.
Classification of securities are determined by management at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold debt securities until maturity, they may be classified as held-to-maturity. Debt securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Debt securities to be held for indefinite periods of time, but not necessarily to maturity are classified as available-for-sale. Such debt securities are carried at an estimated fair value and unrealized gains and losses, net of tax effect, are included as a separate component of stockholders’ equity. Refer to Note 4 Securities, to the Consolidated Financial Statements.
The majority of the Bank’s residential and commercial mortgage-backed securities are issued or guaranteed by an agency of the U.S. government including Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Government National Mortgage Association (“GNMA”). Agency mortgage-backed securities along with obligations issued directly by the U.S. government and its agencies entail a lesser degree of risk than loans made by the Bank and most other securities by virtue of the guarantees that back them, that they require less capital under risk-based capital rules, are generally more liquid, and are more easily used to collateralize borrowings or other obligations of the Bank. Each of the U.S. government, agency, and agency guaranteed obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s.
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

The table below sets forth certain information regarding the amortized cost, weighted average yield, and contractual maturities, excluding scheduled principal amortization, of the Bank’s debt securities as of December 31, 2022. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis. Other investments consist of mutual funds that do not have a contractual maturity date and are excluded from the table. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2022
									Total
	One Year or Less Amortized Cost	Weighted Average Yield	More than One Year to Five Years Amortized Cost	Weighted Average Yield	More than Five Years to Ten Years Amortized Cost	Weighted Average Yield	More than Ten Years Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
U.S. government and agency obligations	$21,591	1.62%	$38,680	1.53%	$27,377	1.41%	$—	—%	$87,648	$80,014
State, municipal, and sovereign debt obligations	18,497	1.76	110,725	1.57	60,734	1.97	70,293	2.34	260,249	235,355
Corporate debt securities (1)	1,000	3.10	17,721	2.88	38,043	3.26	9,057	2.91	65,821	61,667
Asset-backed securities (2)	—	—	—	—	98,800	6.42	197,422	6.54	296,222	276,873
Mortgage-backed securities:
Agency residential	346	2.03	23,144	2.03	103,999	2.62	722,496	2.44	849,985	767,194
Agency commercial	—	—	3,195	0.78	108,896	1.65	30,642	3.59	142,733	123,550
Non-agency commercial	—	—	18,459	2.87	—	—	6,851	4.02	25,310	23,036
Total mortgage-backed securities	$346	2.03%	$44,798	2.29%	$212,895	2.12%	$759,989	2.50%	$1,018,028	$913,780
Total debt securities	$41,434	1.72%	$211,924	1.82%	$437,849	3.12%	$1,036,761	3.26%	$1,727,968	$1,567,689
(1)$50.6 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over London Inter-Bank Offered Rate (“LIBOR”) on a quarterly basis and are expected to convert to a spread over Secured Overnight Financing Rate (“SOFR”) upon LIBOR cessation.
(2)All of the Bank’s asset-backed securities carry interest rates which adjust to a spread over LIBOR or SOFR on a quarterly basis. Those referencing LIBOR are expected to convert to a spread over SOFR upon LIBOR cessation.
Equity Investments. At December 31, 2022, and 2021, the Company held equity investments of $102.0 million and $101.2 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred and common stocks and funds investing in those securities.
Sources of Funds
General. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, other borrowings, and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions and access to the Federal Reserve discount window.
Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government, and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts, and time deposits, including brokered deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates, and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits.

At December 31, 2022 and 2021, the Bank had $6.28 billion and $5.14 billion, respectively, of total uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit). At those dates, the Bank had no deposits that were otherwise uninsured.
At December 31, 2022, the Bank had $117.7 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Time Deposits	Weighted Average Rate
	(dollars in thousands)
Three months or less	$11,285	0.99%
Over three through six months	9,420	0.53
Over six through twelve months	51,931	2.92
Over twelve months	45,112	1.87
Total	$117,748	2.14%
The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated:

	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Interest-bearing checking accounts	$4,063,716	40.98%	0.28%	$3,878,465	40.21%	0.35%	$3,168,889	35.76%	0.61%
Non-interest-bearing accounts	2,319,657	23.40	—	2,429,547	25.19	—	2,031,100	22.93	—
Money market deposit accounts	764,837	7.72	0.29	769,157	7.98	0.14	677,554	7.65	0.43
Savings accounts	1,597,648	16.12	0.05	1,581,472	16.40	0.04	1,449,982	16.37	0.17
Time deposits	1,167,499	11.78	1.43	985,328	10.22	1.02	1,531,857	17.29	1.53
Total average deposits	$9,913,357	100.00%	0.31%	$9,643,969	100.00%	0.26%	$8,859,382	100.00%	0.55%
Borrowings. The Bank also obtains advances from the FHLB and other sources for cash management and interest rate risk management purposes or as an alternative to deposits. Advances are collateralized primarily by certain of the Bank’s mortgage loans and debt securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2022, the Bank had $1.21 billion of outstanding advances from the FHLB. The Bank also had outstanding municipal letters of credit issued by the FHLB used to secure government deposits. At December 31, 2022, these municipal letters of credit totaled $2.00 billion.
The Bank also borrows funds using securities sold under agreements to repurchase with customers. Under this form of borrowing specific securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2022, the Bank had borrowed $69.1 million through securities sold under agreements to repurchase with customers.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia under its primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Federal Reserve Bank of Philadelphia must be secured. At December 31, 2022, the Bank had no borrowings outstanding with the Federal Reserve Bank of Philadelphia.

Recent Acquisitions
On April 1, 2022, the Company completed its acquisition of a majority controlling interest of 60% in Trident Abstract Title Agency, LLC (“Trident”), which provides commercial and residential title services. Total consideration paid was $7.1 million and goodwill from the transaction amounted to $5.8 million. Trident’s results of operations are included in the consolidated results for the period beginning on April 1, 2022.
The Company’s acquisitions over recent years have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey, strengthened its presence in the major metropolitan areas of Philadelphia and New York, grown business lines, expanded its geographic footprint, and improved financial performance. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Subsidiary Activities
At December 31, 2022, the Bank owned all or a majority interest in three direct subsidiaries:
•OceanFirst REIT Holdings, Inc., a Delaware corporation, was established in 2007 as a wholly-owned subsidiary of the Bank and now acts as the holding company for OceanFirst Management Corp, a New York corporation, which was organized in 2016 for the purpose of holding and managing investment securities, including the stock of OceanFirst Realty Corp. OceanFirst Realty Corp., a Delaware corporation, was established in 1997 and invests in qualifying mortgage loans and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future.
•Casaba Real Estate Holding Corporation, a New Jersey corporation, was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Cape in 2016. This subsidiary is maintained for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.
•Country Property Holdings Inc., a New York corporation, was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Country Bank in 2020. This subsidiary is maintained for the purpose of taking legal possession of certain repossessed collateral for resale to third parties.
In addition to the Bank, the Company holds OceanFirst Risk Management, Inc. as a direct subsidiary. OceanFirst Risk Management Inc. is a Nevada captive insurance company that insures certain risks relating to the business of the Bank and the Company. The Company also holds a 60% majority controlling interest in Trident Abstract Title Agency, LLC, a New Jersey corporation, which was acquired in 2022. This subsidiary provides commercial and residential title services throughout New Jersey, and through strategic alliances can also service clients’ title insurance needs outside of New Jersey.
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
Human Capital
OceanFirst’s long-term growth and success depends on its ability to attract, develop and retain a high-performing and diverse workforce. The Company strives to provide a work environment that promotes collaboration, productivity, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities.
The Company’s Board of Directors and Executive Team oversee the strategic management of the Company’s human capital resources and the Human Resources department manages the day-to-day of those resources.
Employee profile
As of December 31, 2022, the Bank had 896 full-time employees, 43 part-time employees, and 19 commissioned employees, for a total of 958 employees. In addition, approximately 68% of the Bank’s employees are female and 32% are male, and the average tenure was 7.6 years as of December 31, 2022.
Total rewards
As part of the Bank’s compensation philosophy, market competitive total rewards programs are maintained for employees to attract and retain superior talent. In addition to competitive base wages, additional programs include annual bonus compensation opportunities, a Bank Employee Stock Ownership Plan (“ESOP”), a Bank matched 401(k) Plan, health and welfare benefits, flexible spending accounts, paid time off, family leave, and employee assistance programs. Some employees also receive grants of equity awards in the Company’s stock and non-equity awards that mirror the Company’s stock performance.

In addition, the Bank promotes health and wellness by encouraging work-life balance, offering flexible work schedules and sponsoring various programs, focusing on mental, emotional, social, intellectual, and spiritual health.
Talent and Promoting Diversity
A core tenet of the Bank’s talent philosophy is to both develop talent from within and supplement with external hires. Whenever possible, the Bank seeks to fill positions by promotion and transfer from within the organization. The Bank’s talent acquisition team uses internal and external resources to recruit highly skilled and talented candidates; employee referrals are also encouraged.
The Company is dedicated to recruitment and career development practices that support its employees and promotes diversity in its workforce at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. Partnerships are in place with several sources to assist in attracting diverse talent from a broad population, including African American, Asian American, and Latino chamber affiliations. In addition, career opportunities are shared with colleges and universities with diverse student bodies. The Internship program and the EDGE program (an entry level development program) also serve as a pipeline of diverse talent for full time employment. Other available tools are also utilized to connect with prospective new hires. As of December 31, 2022, 19.2% of the Bank’s employees were persons of color.
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

REGULATION AND SUPERVISION
General
The Company is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards, and limitations on nonbanking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes.

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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. At December 31, 2022, the Bank’s total assets were $13.10 billion and, therefore, the Bank is subject to CFPB supervision and examination of compliance with Federal consumer protection laws.
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
The Dodd-Frank Act also requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Rules adopted by the FRB to implement these requirements limit interchange fees per debit card transaction collected by banks with assets of $10 billion or more. Under the temporary relief provisions of a joint rule published by the OCC, the FDIC, and the FRB, the Bank received relief from Dodd-Frank limitations on debit card interchange fees collected by banks with assets of $10 billion or more. However, the Bank was subject to reduced interchange fees beginning in July 2022. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2022, the Bank’s revenues from interchange fees were $8.3 million, a decrease of $4.4 million from 2021, due to limitation on debit card interchange fees and the 2022 average interchange fee per transaction was twenty-nine cents ($0.29).
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
At December 31, 2022, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2022:

				Capital
As of December 31, 2022	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,150,690	$488,297	$662,393	9.43%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,021,774	720,641	301,133	9.93	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,150,690	875,064	275,626	11.18	8.50	(1)
Total capital (to risk-weighted assets)	1,336,652	1,080,961	255,691	12.98	10.50	(1)
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
If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act (the “CRA”) of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations until the rating is raised to “satisfactory” or better.
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
At December 31, 2022, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2022:

				Capital
As of December 31, 2022	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,122,946	$488,033	$634,913	9.20%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,122,946	713,194	409,752	11.02	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,122,946	866,021	256,925	11.02	8.50	(1)
Total capital (to risk-weighted assets)	1,183,705	1,069,791	113,914	11.62	10.50	(1)
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
Based on the regulatory guidelines, the Bank satisfies the criteria to be well-capitalized at December 31, 2022.
Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the DIF of the FDIC up to a maximum of $250,000 per separately insured depositor.
The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail. As a result of the increase in assessment rates, described below, the assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 3.5 to 42 basis points.
The FDIC has authority to increase insurance assessments. The FDIC adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. Any significant increases would have an adverse effect on the Bank’s operating expenses and results of operations. The Bank cannot predict what assessment rates will be in the future.
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
The total deposit insurance assessment expenses incurred in 2022 and 2021 were $5.9 million and $4.8 million, respectively.
Loans to One Borrower. Subject to certain exceptions, a national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to

10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which generally does not include real estate. As of December 31, 2022, the Bank was in compliance with the loans-to-one borrower limitations.
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
In the event the Bank’s capital fell below its regulatory requirements or the OCC notified that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice. If the Bank is unable for any reason to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future. The Company may also be required to receive non-objection letters prior to performing any actions that may impact the Company’s capital.
Assessments. Banking institutions are required to pay assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank totaled $1.4 million for the years ended December 31, 2022 and 2021.
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
Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the CRA and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. On May 5, 2022, the OCC, FRB and FDIC released a notice of proposed rule making to strengthen and modernize the CRA regulations and framework.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB New York is required to acquire and hold shares of capital stock in that FHLB in a specified amount. The Bank was in compliance with this requirement with an investment in FHLB New York stock at December 31, 2022 and 2021 of $69.4 million and $13.5 million, respectively.
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

In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $39.5 million and $39.3 million at December 31, 2022 and 2021, respectively.
The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank. However, the level of dividends is reduced for financial institutions that exceed a certain asset size. For 2022, the asset level is $11.23 billion, and financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, as opposed to 6% for smaller financial institutions. Such reduction has significantly decreased the dividends received from the Federal Reserve Bank of Philadelphia, which totaled $1.3 million for the year ended December 31, 2022.

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
Risks Related to Lending Activities
The Company’s emphasis on commercial lending may expose the Company to increased lending risks. At December 31, 2022, $6.79 billion, or 68.5%, of the Company’s total loans consisted of commercial real estate, multi-family real estate and land loans, and commercial and industrial loans. These portfolios have grown in recent years and the Company intends to continue to emphasize these types of lending arrangements. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans expose the Company to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If the Company forecloses on these loans, the holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.
The level of the commercial real estate loan portfolio may subject the Company to additional regulatory scrutiny. The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, the Bank has a concentration in multi-family and commercial real estate lending, as such loans represented 438% of total bank capital as of December 31, 2022. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate and multi-family lending that would adversely affect the Company’s loan originations and profitability.

The Dodd-Frank Act imposes obligations on originators of residential mortgage loans. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” Applicable rules set forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan actually met the criteria to be deemed an Ability-to-Pay Qualified Mortgage. These challenges have yet to be addressed by the courts.
Although the majority of residential mortgages historically originated by the Company would be considered Qualified Mortgages, the Company currently originates residential mortgage loans that do not qualify. As a result of the Ability-to-Repay rules, the Company may experience loan losses, litigation-related expenses, and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Company satisfied the Ability-To-Repay rule upon originating the loan.
The Company’s allowance for credit losses may be inadequate, which could hurt the Company’s earnings. The Company’s allowance for credit losses may prove to be inadequate to cover actual credit losses. If the Company is required to increase its allowance, current earnings may be reduced. The Company provides for losses by reserving what it believes to be an adequate amount to absorb any estimated lifetime expected credit losses. A charge-off reduces the Company’s allowance for possible credit losses. If the Company’s allowance was insufficient, it would be required to record a provision, which would reduce earnings for that period. Changes to the economic forecasts within the model could positively or negatively impact the actual results. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the allowance based on their judgment about information available to them at the time of their examination. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a material adverse effect on the Company’s financial condition and results of operations.
The foreclosure process may adversely impact the Company’s recoveries on non-performing loans. The judicial foreclosure process is protracted, especially in New Jersey, where foreclosure timelines remain among the longest in the nation, which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Company’s ability to minimize its losses.
Risks Related to Economic Matters
Inflation can have an adverse impact on the Company’s business and its customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the FRB has raised certain benchmark interest rates to combat inflation. As discussed below under Risks Related to Interest Rates—Changes in interest rates could adversely affect results of operations and financial condition, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.
A worsening of economic conditions in the market area could reduce demand for the products and services and/or result in increases in the level of non-performing loans, which could adversely affect the Company’s business, financial condition, and results of operations. A deterioration in economic conditions, especially local conditions, as a result of COVID-19, inflation, recession or otherwise, could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations, and could more negatively affect the Company compared to a financial institution that operates with more geographic diversity:
•demand for the products and services may decline;
•there may be an increase to the allowance for credit losses;
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
A downturn in the local economy or in local real estate values could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, and Boston, as well as their surrounding areas. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does its business, the value of loans, investments, and collateral securing loans and classified assets, reduce the demand for the Company’s products and services, and/or the ongoing operations, costs and profitability. Any of these negative events could increase the amount of non-performing loans and cause residential and commercial real estate loans to become inadequately collateralized, any of which could expose the Company to a greater risk of loss and may adversely affect the Company’s capital, liquidity and financial conditions.
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
The Company’s failure to successfully manage its growth may adversely impact its financial condition and results of operation. The Company may be challenged to successfully manage its business as a result of the strain on management and operations that may result from growth. The ability to manage growth will depend on its ability to continue to attract, hire and retain skilled employees. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to retain, hire, train and manage skilled employees.
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

A portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Loans that were acquired as part of the Company’s acquisitions of other depository institutions, were not underwritten or originated in accordance with the Company’s credit standards, including environmental matters, and the Company did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are underwritten at the date of acquisition based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and believes that it has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition, and results of operations.
Future acquisition activity could otherwise negatively affect financial condition and results of operations. The Company continues to evaluate opportunities to acquire institutions and/or bank branches. Acquiring other banks, businesses, or branches may have an adverse effect on financial results and may involve various other risks commonly associated with acquisitions, including those discussed above, as well as, among other things:
•payment of a premium over book and market values that may dilute the book value and earnings per share in the short and long-term;
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
Risks Related to Interest Rates
The reversal of the historically low interest rate environment may adversely affect net interest income and profitability. The FRB decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The FRB has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the FRB’s recent rate increases. As discussed below, the increase in market interest rates could have an adverse effect on the Company’s net interest income and profitability.
Changes in interest rates could adversely affect results of operations and financial condition. The Company’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. Further, interest-bearing liabilities generally have shorter contractual maturities than interest-earning assets and are subject to repricing based on economic conditions, competition, and funding availability among other factors. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities, which would be expected to compress the interest rate spread and have a negative effect on the Company’s profitability. Additionally, a flat or an inverted yield curve, where short-term rates are close to, or above, long-term rates, could adversely affect the Company’s financial condition and results of operations.
In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Company may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.
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
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2022, the Company maintained a debt securities portfolio of $1.68 billion, of which $457.6 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2022, the Company incurred other comprehensive losses of $33.4 million, net of tax, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share. The decrease occurred even though the securities are not sold.
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
Risks Related to Loan Sales
The Company may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary in the mortgage banking industry. FNMA, FHLMC and investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of a repurchased mortgage loan could be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. However, if repurchase activity or the amount of loss on the sale of a repurchased loan is greater than anticipated, the reserve may need to be increased to cover actual losses, which could harm future earnings.
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
As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan to a fixed-rate commercial loan. Under these agreements, the Company enters into a variable rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement, as well as more broadly hedges variable cash flows associated with its floating rate loans. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. The Dodd-Frank Act contains a comprehensive framework for over-the-counter derivatives transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly or if and when such requirements may apply to the Bank directly. The Commodity Futures Trading Commission set the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8.0 billion in swap dealing activity entered into by a person over the preceding 12 months. The Company’s swap dealing activities are currently below this threshold.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering, terrorist financing and other illicit activities, including filing suspicious activity reports and establishing procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in wide variety of sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansion. Although the Company has developed policies and procedures designated to comply with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
The Company is subject to stringent capital requirements, which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares. Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.
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
The monetary policies and regulations of the Federal Reserve Board have a significant effect on the overall economy and the operating results of financial institutions.
The Company is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansion. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
The Company is subject to heightened regulatory requirements as a result of total assets exceeding $10 billion. The Company’s total assets were $13.1 billion at December 31, 2022 and banks or financial institutions with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including the examination authority of the CFPB to assess compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
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
Furthermore, the level of dividends the Company receives from the Federal Reserve Bank of Philadelphia is reduced due to its asset size. The asset size was originally established at $10 billion, but has been increased for inflation such that, for 2022, the asset level is $11.23 billion. Financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, as opposed to 6% for smaller financial institutions. Such reduction has significantly decreased the dividends received from the Federal Reserve Bank of Philadelphia, which totaled $1.3 million for the year ended December 31, 2022.
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

Risks Related to Competition
Competition may adversely affect profitability and liquidity. The Company has substantial competition in originating commercial and consumer loans in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Company originates and the interest rates charged on these loans. Competitive factors driven by consumer sentiment or otherwise can also reduce the Company’s ability to generate fee income, such as through overdraft fees.
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
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2022, these relationships included public school districts, local municipal governments, and cooperative health insurance funds, and such deposits accounted for approximately 25.1% of the Company’s total deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities may deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits and financing opportunities. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Company’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
Risks Related to Strategic Matters
New lines of business or new products and services may subject the Company to additional risks. The Company may implement new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and/or new products and services significant time and resources may be invested. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive new offerings as providing significant value, they may fail to accept the new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company’s inability to tailor its retail delivery model to respond to consumer preferences in banking may negatively affect earnings. The Company has expanded its market presence through acquisitions and growth. The Company’s branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, the Company has undertaken a comprehensive review of its branch network, resulting in branch consolidation accompanied by the enhancement of the Company’s capabilities to serve its customers through alternate delivery channels. The benefits of this strategy are dependent on the Company’s ability to realize expected expense reductions without experiencing significant customer attrition.
Risks Related to Operational Matters
Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure for the Company. Information technology systems are critical to the Company’s business, which, is required to collect, process, transmit and store significant amounts of confidential information regarding the Company’s customers, employees and its own business, operations, plans and business strategies. The Company uses various technology systems to manage customer relationships, deposits and loans, general ledger, securities investments, and other processes. The computer systems, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. The heavy reliance on information technology systems exposes the Company to operational risks, which include the risk of malfeasance by employees or persons outside the Company, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of the Company’s internal control systems and compliance requirements, and business continuation and disaster recovery.
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
The occurrence of any system failures, interruption, or breach of security of the Company’s or its vendors’ systems could cause serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or systems of the Company and those of its customers and counterparties, and which could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Company’s reputation, all of which could have a material adverse effect on the Company.
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
Risks Related to Accounting and Internal Controls Matters
The Company may incur impairments to goodwill. At December 31, 2022, the Company had $506.1 million in goodwill, which is evaluated for impairment at least annually. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
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
Changes in management’s estimates and assumptions may have a material impact on the Company’s consolidated financial statements and the financial condition or operating results. In preparing periodic reports the Company is required to file under the Securities Exchange Act of 1934, including the consolidated financial statements, management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known, including the evaluation of the adequacy of the allowance for credit losses.
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

Risks Related to Environmental and Other Global Matters
Hurricanes and other natural disasters, climate change or increases to flood insurance premiums could adversely affect asset quality and earnings. The Company’s trade area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from future storms or hurricanes, which could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.
The Company’s business, financial condition, and results of operations could be adversely affected by natural disasters, health epidemics, and other catastrophic events. The Company could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. Any of these events could result in the temporary reduction of operations, employees, and customers, which could limit the Company’s ability to provide services. Additionally, many of the Company’s borrowers may suffer property damage, experience interruptions of their business or lose their jobs after such events. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value.
Further, given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States, including the business of the Company’s borrowers. Additionally, global markets may be adversely affected by the emergence of widespread health emergencies or pandemics.
Societal responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on its customers. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, and other issues. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts could be a drop in demand for the Company’s products and services, particularly in certain sectors. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company takes these risks into account when making lending and other decisions, such as business with climate-friendly companies, which may not be effective in protecting from the negative impact of new laws and regulations or changes in consumer or business behavior.
Risks Related to Card Networks
Changes in card network fees could impact the Company’s operations. From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and that the Company charges its merchants. It is possible that competitive pressures will result in the Company absorbing a portion of such increases in the future, which would increase costs, reduce profit margin and adversely affect the Company’s business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit the Company’s use of capital for other purposes.
Changes in card network rules or standards could adversely affect the Company’s business. The Company is a member of the Visa and MasterCard networks. As such, the Company is subject to card network rules resulting in a variety of fines or penalties that may be assessed on the Company. The termination of membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating the merchant services business or limit the ability to provide debit card and cash management solutions to or through customers, and could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic and measures intended to prevent its spread could continue to adversely affect the Company’s business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict. Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have continued to affect the macroeconomic environment, both nationally and in the Company’s existing geographic footprint. Federal and state agencies may pass measures to address the economic and social consequences of the pandemic that could impact the Company’s financial results and have a destabilizing effect on financial markets, key market indices, and overall economic activity.

Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly, or other core business practices would further harm the Company’s business and that of its customers, in particular small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic could result in a material adverse effect on the Company’s business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.
Other Risks Related to the Business
Elimination of LIBOR and uncertainty of its replacement may adversely affect the Company. In 2017, the Alternative Reference Rates Committee (“ARRC”) was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after June 2023. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. There are risks inherent with the transition to any alternative rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events. The discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may require changes to existing contracts that govern LIBOR based products as well as the Company’s systems and processes.
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
Inflation Reduction Act of 2022. The Inflation Reduction Act was signed into law by President Biden on August 16, 2022 which, amongst other things, implements a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023. Based on its analysis of the provisions, the Company does not expect this legislation to have a material impact on its consolidated financial statements.
State and Local Taxation
New Jersey Taxation. The Company files New Jersey income tax returns. For this purpose, taxable income generally means Federal taxable income, excluding some entities not included in the unitary filing and other adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey also imposes a temporary surtax of 2.5% which is effective through December 31, 2023. For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group, but excludes companies that qualify as a New Jersey Investment Company and Real Estate Investment Companies. The allocation and apportionment of taxable income to New Jersey may affect the overall tax rate.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2022, the Bank conducted its business through its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, and an administrative office located in Mount Laurel, New Jersey. The Bank also conducts its business at 37 additional branch offices and deposit production facilities located throughout central and southern New Jersey and the greater metropolitan area of New York City and Philadelphia. The Bank also operated commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the NASDAQ Global Select Market under the symbol OCFC. As of February 21, 2023, there were 2,659 common stockholders of record.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the NASDAQ Composite Index and the KBW Regional Banking Index for the period from December 31, 2017 through December 31, 2022. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
OceanFirst Financial Corp.	$100.00	$87.76	$102.41	$77.72	$95.70	$94.89
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
For the year ended December 31, 2022 and 2021, the Company paid an annual cash dividend of $0.74 and $0.68 per share, respectively.
On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2022. At December 31, 2022, there were 2,934,438 shares available for repurchase.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
OceanFirst Financial Corp. (the “Company”) has been the holding company for OceanFirst Bank N.A. (the “Bank”) since it acquired the stock of the Bank upon the Bank’s Conversion.
The Company conducts business primarily through its ownership of the Bank, which, at December 31, 2022, operated its branch office and headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey, and an administrative office located in Mount Laurel, New Jersey. The Bank also conducts its business at 37 additional branch offices and deposit production facilities located throughout central and southern New Jersey and the greater metropolitan area of New York City and Philadelphia. The Bank also operated commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance, commercial loan swap income, gain on sale of loans, securities and equity investments, title-related fees and service charges and other fees. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy, equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees, and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions including levels of unemployment and real estate values as well as changes in market interest rates, government policies, and actions of regulatory agencies.
Recent Acquisitions
On April 1, 2022, the Company completed its acquisition of a majority controlling interest of 60% in Trident Abstract Title Agency, LLC (“Trident”), which provides commercial and residential title services. Total consideration paid was $7.1 million and goodwill from the transaction amounted to $5.8 million. Trident’s results of operations are included in the consolidated results for the period beginning on April 1, 2022.
The Company’s acquisitions over recent years have enhanced its position as the premier community banking franchise in central and southern New Jersey, and metropolitan areas of Philadelphia and New York City and they have grown business lines, expanded the geographic footprint and improved financial performance. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Strategy
The Company operates as a full-service regional community bank delivering comprehensive financial products and services, which can include commercial and consumer financing, deposit services, and wealth management products and services, throughout New Jersey and the major metropolitan markets of Philadelphia, New York, Baltimore, and Boston. The Bank competes with larger, out-of-market financial service providers through its local and digital focus and the delivery of superior service. The Bank also competes with smaller in-market financial service providers by offering a broad array of products and services and by having an ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate, and operational risks. To accomplish these objectives, the Bank has sought to: (1) grow commercial loans through the offering of commercial lending services to local businesses and through strategic expansions to adjacent markets; (2) grow core deposits (defined as all deposits excluding time deposits) through product offerings appealing to a broadened customer base; and (3) increase non-interest income by expanding the menu of fee-based products and services and investing additional resources in these product lines. The growth in these areas has occurred both organically and through acquisitions and equity investments.
The Company focuses on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions.

Growing Commercial Loans
With industry consolidation eliminating many locally-headquartered competitors, the Company fills a void for locally-delivered commercial loan and deposit services. The Bank has strategically and steadily added experienced commercial lenders in various New Jersey counties as well as teams in New York City, the greater Philadelphia area, Baltimore, and Boston. At December 31, 2022, commercial loans (which includes multi-family and commercial real estate loans, commercial construction loans, and commercial and industrial loans) represented 68.5% of the Bank’s total loans, as compared to 65.8% at December 31, 2020. Commercial loan products entail a higher degree of credit risk than residential real estate lending activity. As a result, management continues to employ a well-defined credit policy focusing on quality underwriting and close oversight and Board monitoring. See Risk Factors – Risks Related to Lending Activities – The Bank’s emphasis on commercial lending may expose the Bank to increased lending risks.
Increasing Core Deposits
The Bank seeks to increase core deposits in its primary market area by improving market penetration. The Bank has benefited from efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail core products and services. Ongoing product development and design to deepen market penetration will allow the Bank to rely on competencies in commercial lending and the retail branch network to drive core deposit growth while the Bank is marketing non-core time deposit products as a short-term funding resource. The Bank continues to invest in the overall customer experience with the Bank’s customer satisfaction and digital capabilities on par with national banks and fintechs companies.
Enhancing Non-Interest Income
Management continues to diversify the Bank’s product lines and expand related resources in order to enhance non-interest income. The Bank is focused on growth opportunities in areas such as derivative contracts, trust and asset management, digital product offerings, and equity investments in non-bank finance companies.
The Bank also offers investment products for sale through its retail branch network and a hybrid robo-advisor product offered by the Bank’s partner, Nest Egg, a registered investment adviser. Nest Egg is an investment platform that helps customers define and reach financial goals by providing access to high quality and cost-effective investments. It includes web-based tools as well as access to personal financial advisors via telephone, chat, or video. At December 31, 2022, the Company had an ownership interest of less than 20% in Nest Egg and a representative on the Board of Directors. The Company’s minority interest in Nest Egg does not require separate entity reporting.
During 2021, the Company made a minority, non-controlling equity investment of $10.0 million in Auxilior Capital Partners, Inc. (“Auxilior”), and received representation on the Auxilior Board of Directors. Auxilior was formed in 2020 as a nationwide specialty commercial equipment finance company focused on five key business verticals: construction and infrastructure, transportation and logistics, franchise finance, healthcare, and bank outsourcing. In addition to origination, underwriting, asset management, and customer service functions within each industry vertical, Auxilior can syndicate full loans as well as participations to banks, funds, and other third-party buyers of assets. On November 29, 2022, the Company invested an additional $2.8 million as part of a new round of financing by the Company and other investors.
On April 1, 2022, the Company completed its acquisition of a majority controlling interest of 60% in Trident. Trident provides commercial and residential title services throughout New Jersey, and through strategic alliances can also service clients’ title insurance needs outside of New Jersey. The acquisition is complimentary to the Company’s existing consumer and commercial lending business and provided an additional source of non-interest income to benefit the Company.
Branch Rationalization and Service Delivery
Management continued to evaluate the Bank’s branch network for consolidation opportunities. The Bank consolidated 10 branches in 2022, following the consolidation of 13 branches in 2021 and 13 branches in 2020. The Bank has consolidated 77 branch locations since 2013. The Bank also sold two branches in 2021 with deposits of $100.9 million. In addition to branch consolidations, the Bank is adapting to the industry wide trend of declining branch activity by transitioning to a universal banker staffing model, with a smaller branch staff handling sales and service transactions, as well as increasing the marketing of products that feature digital and mobile services. In certain locations, routine transactions are handled through video teller machines, an advanced technology with live team members in a remote location that perform transactions for multiple video teller machines. The Bank is also investing in multiple digital services to enhance the customer experience and improve security. At December 31, 2022, all of the branch staff were trained as certified Digital Bankers to better support customers’ use and adoption of digital services.

Capital Management
The Company conducts capital stress testing, which includes various scenarios, as one means of evaluating capital adequacy. The results of stress testing are considered in the capital planning process and strategy development. In addition to the objectives described above, the Company actively manages its capital position to ensure adequate coverage and improve return on stockholders’ equity. The Company also analyzes the need to raise additional capital in the future, through issuance of debt or equity, to meet the commitments and business needs. Over the past few years, the Company has implemented or announced six stock repurchase programs. On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. For the year ended December 31, 2022, the Company repurchased 373,223 shares of its common stock under this repurchase program and 2,934,438 shares remain available for repurchase.

Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2022	2021	2020
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$13,103,896	$11,739,616	$11,448,313
Debt securities available-for-sale, at estimated fair value	457,648	568,255	183,302
Debt securities held-to-maturity, net of allowance for securities credit losses	1,221,138	1,139,193	937,253
Equity investments	102,037	101,155	107,079
Restricted equity investments, at cost	109,278	53,195	51,705
Loans receivable, net of allowance for loan credit losses	9,868,718	8,583,352	7,704,857
Deposits	9,675,206	9,732,816	9,427,616
Federal Home Loan Bank ("FHLB") advances	1,211,166	—	—
Securities sold under agreements to repurchase with customers and other borrowings	264,500	347,910	363,925
Total stockholders’ equity	1,585,464	1,516,553	1,484,130

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$431,175	$342,092	$379,608
Interest expense	53,698	36,754	66,657
Net interest income	377,477	305,338	312,951
Credit loss expense (benefit)	7,768	(11,832)	59,404
Net interest income after credit loss expense (benefit)	369,709	317,170	253,547
Other income (excluding net gain on equity investments and gain on sale of Paycheck Protection Program (“PPP”) loans)	49,409	44,786	47,611
Net gain on equity investments	9,685	7,145	21,214
Gain on sale of PPP loans	—	—	5,101
Operating expenses (excluding branch consolidation expense, net, merger related expenses, and FHLB advance prepayment fees)	231,433	213,020	208,604
FHLB advance prepayment fees	—	—	14,257
Branch consolidation expense, net	713	12,337	7,623
Merger related expenses	2,735	1,503	15,947
Income before provision for income taxes	193,922	142,241	81,042
Provision for income taxes	46,565	32,165	17,733
Net income	$147,357	$110,076	$63,309
Net income attributable to non-controlling interest	754	—	—
Net income attributable to OceanFirst Financial Corp.	$146,603	$110,076	$63,309
Net income available to common stockholders	$142,587	$106,060	$61,212
Basic earnings per share	$2.43	$1.79	$1.02
Diluted earnings per share	$2.42	$1.78	$1.02

(continued)

	At or for the Year Ended December 31,
	2022	2021	2020
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)(3)	1.15%	0.91%	0.55%
Return on average stockholders’ equity (2)(3)	9.24	7.02	4.20
Stockholders’ equity to total assets	12.10	12.92	12.96
Net interest rate spread (4)	3.20	2.80	2.96
Net interest margin (5)	3.37	2.93	3.16
Operating expenses to average assets (2)	1.90	1.94	2.20
Efficiency ratio (2)(6)	53.80	63.50	63.70
Loans-to-deposits ratio (7)	102.50	88.60	82.27
Asset Quality Ratios:
Non-performing loans as a percent of total loans receivable (7)(8)	0.23	0.30	0.60
Non-performing assets as a percent of total assets (8)	0.18	0.22	0.41
Allowance for loan credit losses as a percent of total loans receivable (7)(9)	0.57	0.57	0.78
Allowance for loan credit losses as a percent of total non-performing loans (8)(9)	244.25	191.61	129.60
Wealth Management (dollars in thousands):
Wealth assets under administration and management (“AUA/M”)	$324,066	$287,404	$245,175
Nest Egg AUA/M	403,538	428,558	398,174
Per Share Data:
Cash dividends per common share	$0.74	$0.68	$0.68
Dividend payout ratio per common share	30.58%	38.20%	66.73%
Stockholders’ equity per common share at end of period	$26.81	$25.63	$24.57
Number of full-service customer facilities:	38	47	62

(1)With the exception of end of year ratios, all ratios are based on average daily balances.
(2)Performance ratios for 2022 included a net benefit related to merger related expenses, net branch consolidation expense, and gain on equity investments of $6.2 million, or $4.6 million, net of tax expense. Performance ratios for 2021 included a net expense related to merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $6.7 million, or $5.1 million, net of tax benefit. Performance ratios for 2020 included a net expense related to a net gain on equity investments, gain on sale of PPP loans, FHLB advance prepayment fees, merger related expenses, net branch consolidation expenses, and Two River Bancorp (“Two River”) and Country bank Holding Company, Inc. (“Country Bank”) opening credit loss expense under the CECL model of $14.3 million, or $11.0 million, net of tax benefit.
(3)Ratios for each period are based on net income available to common stockholders.
(4)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)Net interest margin represents net interest income as a percentage of average interest-earning assets.
(6)Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(7)Total loans receivable excludes loans held-for-sale.
(8)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest. Amounts and ratios reported in the prior periods have been revised to conform with the current year’s presentation.
(9)The loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $11.4 million, $18.9 million, and $28.0 million at December 31, 2022, 2021, and 2020, respectively.

Summary
Highlights of the Company’s financial results for the year ended December 31, 2022 were as follows:
Total assets increased by $1.36 billion to $13.10 billion at December 31, 2022, from $11.74 billion at December 31, 2021. Total loans increased by $1.30 billion to $9.92 billion at December 31, 2022, from $8.62 billion at December 31, 2021, due to strong loan originations and to a lesser extent, $171.6 million of residential loan pool purchases.
Total liabilities increased by $1.30 billion to $11.52 billion at December 31, 2022, from $10.22 billion at December 31, 2021. FHLB advances increased to $1.21 billion at December 31, 2022 from $0 at December 31, 2021 to fund liquidity needs, as deposits decreased by $57.6 million during this period from $9.73 billion to $9.68 billion.
Net income available to common stockholders for the year ended December 31, 2022 was $142.6 million, or $2.42 per diluted share, as compared to $106.1 million, or $1.78 per diluted share for the prior year. Net income available to common stockholders for the year ended December 31, 2022 included merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $2.7 million, $713,000, and $9.7 million, respectively. These items increased net income for the year ended December 31, 2022 by $4.6 million, net of tax. These items increased diluted earnings per share by $0.08 for the year ended December 31, 2022. Net income for the year ended December 31, 2021 included merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $1.5 million, $12.3 million, and $7.1 million, respectively. These items decreased net income for the year ended December 31, 2021 by $5.1 million, net of tax. These items reduced diluted earnings per share by $0.08 for the year ended December 31, 2021.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.10% at December 31, 2022.
Critical Accounting Policies and Estimates
Note 1 Summary of Significant Accounting Policies to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2022 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). Allowance for credit losses in accordance with ASU 2016-13 is a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2022.
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
Management considers subjective, objective, and unique qualitative factors at each estimation date. Subjective factors incorporate external factors, personnel, and controls, as well as portfolio composition and performances. Subjective factors include local competition; portfolio nature, volume and concentration; credit trends; lending policy, procedure and loan review; lending management and staff; regulatory changes and forecast uncertainty. Objective factors address gaps in the quantitative model, such as the limited loss history and the inherent risk of Special Mention commercial real estate loans. Unique factors will capture one-time events, such as environmental threats and model updates that are expected to impact performance over the forecast period. Unique factors are identified, assessed, and documented in the quarter they are applied. The Company incorporated unique factors in 2022 to address macro-economic uncertainty and alternative economic forecast projections.
Although management believes that it uses the best information available to establish the ACL in conformity with GAAP, future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. For example, at December 31, 2022, if the Company had elected a contemporaneous downside scenario where it was assumed that commercial borrowers are more adversely impacted by the velocity of interest rate change, the ACL measurement would have been approximately $2.3 million higher. Alternatively, if the Company had elected a severely adverse economic scenario consistent with the Federal Reserve’s severe recession scenario, the ACL measurement would have been approximately $11.3 million higher. These sensitivity scenarios do not represent a change in the Company’s expectations of credit performance or the economic environment but provide hypothetical results to access the sensitivity of the ACL to changes in key inputs.
Given the level of uncertainty and the material impact on the ACL measurement, all assumptions are reviewed and updated as necessary at each estimation date. Other than discussed above, there were no changes in the estimation methodology for these assumptions in 2022.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the years ended December 31, 2022, 2021, and 2020, interest income included net loan fees of $3.0 million, $2.5 million, and $6.0 million, respectively.
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2022, 2021 and 2020. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Year Ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$72,913	$1,106	1.52%	$969,982	$1,258	0.13%	$613,971	$1,034	0.17%
Securities (1)	1,792,598	39,683	2.21	1,517,649	25,597	1.69	1,159,764	29,353	2.53
Loans receivable, net (2)
Commercial	6,386,755	287,044	4.49	5,362,265	221,144	4.12	5,299,813	236,749	4.47
Residential real estate	2,724,398	91,432	3.36	2,309,790	79,696	3.45	2,465,740	93,120	3.78
Home equity loans and line and other consumer (“other consumer”)	256,912	11,910	4.64	298,193	14,397	4.83	390,421	19,352	4.96
Allowance for loan credit losses, net of deferred loan costs and fees	(44,446)	—	—	(48,637)	—	—	(33,343)	—	—
Loans receivable, net (2)	9,323,619	390,386	4.19	7,921,611	315,237	3.98	8,122,631	349,221	4.30
Total interest-earning assets	11,189,130	431,175	3.85	10,409,242	342,092	3.29	9,896,366	379,608	3.84
Non-interest-earning assets	1,200,725			1,260,079			1,310,474
Total assets	$12,389,855			$11,669,321			$11,206,840
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,063,716	11,344	0.28%	$3,878,465	13,400	0.35%	$3,168,889	19,395	0.61%
Money market	764,837	2,234	0.29	769,157	1,105	0.14	677,554	2,902	0.43
Savings	1,597,648	758	0.05	1,581,472	631	0.04	1,449,982	2,505	0.17
Time deposits	1,167,499	16,685	1.43	985,328	10,074	1.02	1,531,857	23,488	1.53
Total	7,593,700	31,021	0.41	7,214,422	25,210	0.35	6,828,282	48,290	0.71
FHLB advances	389,750	10,365	2.66	—	—	—	413,290	7,018	1.70
Securities sold under agreements to repurchase with customers	101,377	159	0.16	134,939	253	0.19	125,500	562	0.45
Other borrowings	203,117	12,153	5.98	228,600	11,291	4.94	207,386	10,787	5.20
Total borrowings	694,244	22,677	3.27	363,539	11,544	3.18	746,176	18,367	2.46
Total interest-bearing liabilities	8,287,944	53,698	0.65	7,577,961	36,754	0.49	7,574,458	66,657	0.88
Non-interest-bearing deposits	2,319,657			2,429,547			2,031,100
Non-interest-bearing liabilities	239,861			151,950			144,571
Total liabilities	10,847,462			10,159,458			9,750,129
Stockholders’ equity	1,542,393			1,509,863			1,456,711
Total liabilities and equity	$12,389,855			$11,669,321			$11,206,840
Net interest income		$377,477			$305,338			$312,951
Net interest rate spread (3)			3.20%			2.80%			2.96%
Net interest margin (4)			3.37%			2.93%			3.16%
Total cost of deposits (including non-interest-bearing deposits)			0.31%			0.26%			0.55%
Ratio of interest-earning assets to interest-bearing liabilities	135.00%			137.36%			130.65%

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

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Compared to			Compared to
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(2,159)	$2,007	$(152)	$509	$(285)	$224
Securities (1)	5,220	8,866	14,086	7,576	(11,332)	(3,756)
Loans receivable, net (2)
Commercial	44,828	21,072	65,900	2,812	(18,417)	(15,605)
Residential real estate	13,877	(2,141)	11,736	(5,640)	(7,784)	(13,424)
Other consumer	(1,937)	(550)	(2,487)	(4,460)	(495)	(4,955)
Loans receivable, net (2)	56,768	18,381	75,149	(7,288)	(26,696)	(33,984)
Total interest-earning assets	59,829	29,254	89,083	797	(38,313)	(37,516)
Interest-bearing liabilities:
Interest-bearing checking	650	(2,706)	(2,056)	3,611	(9,606)	(5,995)
Money market	(6)	1,135	1,129	356	(2,153)	(1,797)
Savings	5	122	127	201	(2,075)	(1,874)
Time deposits	2,083	4,528	6,611	(6,935)	(6,479)	(13,414)
Total	2,732	3,079	5,811	(2,767)	(20,313)	(23,080)
FHLB advances	5,183	5,182	10,365	(3,509)	(3,509)	(7,018)
Securities sold under agreements to repurchase with customers	(57)	(37)	(94)	40	(349)	(309)
Other borrowings	(1,348)	2,210	862	1,063	(559)	504
Total borrowings	3,778	7,355	11,133	(2,406)	(4,417)	(6,823)
Total interest-bearing liabilities	6,510	10,434	16,944	(5,173)	(24,730)	(29,903)
Net change in net interest income	$53,319	$18,820	$72,139	$5,970	$(13,583)	$(7,613)
(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.
Comparison of Financial Condition at December 31, 2022 and December 31, 2021
Total assets increased by $1.36 billion to $13.10 billion at December 31, 2022, from $11.74 billion at December 31, 2021. Total loans increased by $1.30 billion to $9.92 billion at December 31, 2022, from $8.62 billion at December 31, 2021, due to strong loan originations and to a lesser extent, $171.6 million of residential loan pool purchases. Total debt securities decreased by $28.7 million at December 31, 2022, as compared to December 31, 2021, primarily due to principal repayments and maturities, and to a lesser extent, an increase in unrealized losses driven by the rising rate environment. This was partly offset by purchases in the second half of the year. Other assets increased by $74.1 million to $221.1 million at December 31, 2022 from $147.0 million at December 31, 2021, primarily due to an increase in market values associated with customer interest rate swap programs.
Total liabilities increased by $1.30 billion to $11.52 billion at December 31, 2022, from $10.22 billion at December 31, 2021. FHLB advances increased to $1.21 billion at December 31, 2022 from $0 at December 31, 2021 to fund liquidity needs, as deposits decreased by $57.6 million during this period from $9.73 billion to $9.68 billion. Total deposits, excluding time deposits, decreased by $824.6 million to $8.13 billion at December 31, 2022, from $8.96 billion at December 31, 2021, due to the net runoff of non-interest-bearing and interest-bearing checking balances. Time deposits increased to $1.54 billion, or 15.9% of total deposits, at December 31, 2022, from $775.0 million, or 8.0% of total deposits, at December 31, 2021, primarily due to an increase in brokered time deposits. The loans-to-deposit ratio at December 31, 2022 was 102.5%, as compared to 88.6% at December 31, 2021. Other borrowings also decreased by $33.7 million to $195.4 million at December 31, 2022, from $229.1 million at December 31, 2021, primarily due to the extinguishment of $35.0 million of subordinated debt in March 2022.
Other liabilities increased by $224.1 million to $346.2 million at December 31, 2022, from $122.0 million at December 31, 2021, primarily due to an increase in the market values associated with customer interest rate swap programs and related collateral received from counterparties.
Stockholders’ equity increased to $1.59 billion at December 31, 2022, as compared to $1.52 billion at December 31, 2021. Accumulated other comprehensive loss increased by $33.2 million to $36.0 million at December 31, 2022 from $2.8 million at December 31, 2021, primarily due to unrealized losses on debt securities available-for-sale, which were adversely impacted by the rising interest rate environment. For the year ended December 31, 2022, the Company repurchased 373,223 shares totaling $7.4 million under its stock repurchase program at a weighted average cost of $19.82. There were 2,934,438 shares available for repurchase at December 31, 2022 under the existing repurchase program. Stockholders’ equity per common share increased to $26.81 at December 31, 2022, as compared to $25.63 at December 31, 2021.
Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021
General
Net income available to common stockholders for the year ended December 31, 2022 was $142.6 million, or $2.42 per diluted share, as compared to $106.1 million, or $1.78 per diluted share for the prior year. Net income available to common stockholders for the year ended December 31, 2022 included merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $2.7 million, $713,000, and $9.7 million, respectively. These items increased net income for the year ended December 31, 2022 by $4.6 million, net of tax. Net income for the year ended December 31, 2021 included merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $1.5 million, $12.3 million, and $7.1 million, respectively. These items decreased net income for the year ended December 31, 2021 by $5.1 million, net of tax.
Interest Income
Interest income for the year ended December 31, 2022 increased to $431.2 million, as compared to $342.1 million in the prior year. Average interest-earning assets increased by $779.9 million for the year ended December 31, 2022, as compared to the prior year, primarily due to loan growth and, to a lesser extent securities growth, funded by the redeployment of excess cash and increased FHLB advances. Average loans receivable, net of allowance for loan credit losses, increased by $1.40 billion for the year ended December 31, 2022, as compared to the prior year, primarily in commercial loans. The yield on average interest-earning assets increased to 3.85% for the year ended December 31, 2022, as compared to 3.29% for the prior year, primarily due to the impact of the rising rate environment on interest-earning assets.
Interest Expense
Interest expense for the year ended December 31, 2022 was $53.7 million, as compared to $36.8 million in the prior year. For the year ended December 31, 2022, the cost of average interest-bearing liabilities increased to 0.65%, from 0.49% in the prior year, as a result of higher costs associated with FHLB advances and interest-bearing deposits, including time deposits issued in an elevated rate environment in 2022. The total cost of deposits (including non-interest bearing deposits) increased to 0.31% for the year ended December 31, 2022, as compared to 0.26% for the prior year.
Net Interest Income and Margin
Net interest income for the year ended December 31, 2022 increased to $377.5 million, as compared to $305.3 million for the prior year, reflecting an increase in average interest-earning assets and net interest margin. Net interest margin increased to 3.37% for the year ended December 31, 2022, from 2.93% for the prior year. The net interest margin expansion was enhanced by the impact of the rising rate environment on interest-earning assets and the redeployment of excess cash into loans, partly offset by an increased cost of funds and the growth of interest-bearing liabilities.

Credit Loss Expense (Benefit)
Credit loss expense for the year ended December 31, 2022 was $7.8 million, as compared to credit loss benefit of $11.8 million for the prior year. The credit loss expense for the year ended December 31, 2022 was primarily influenced by loan growth, slowing prepayment assumptions, and increasingly uncertain macro-economic forecasts due to persistent inflation, interest rate increases, and global economic headwinds, partly offset by positive trends in the Company’s criticized and classified assets. Net loan recoveries were $340,000 for the year ended December 31, 2022, as compared to $461,000 in the prior year. Non-performing loans totaled $23.3 million at December 31, 2022, as compared to $25.5 million at December 31, 2021. The decrease was primarily due to loans that were paid off and partly due to loans that returned to accrual status.
Non-interest Income
Other income for the year ended December 31, 2022 increased to $59.1 million, as compared to $51.9 million for the prior year. The increase was driven by the impact of Trident, which added $10.4 million primarily related to title-related fees and service charges; an increase in commercial loan swap income of $3.0 million; and an increase in net gain on equity investments of $2.5 million. Net gains on equity investments in the current year included a $17.5 million unrealized gain on the Auxilior investment. These increases were partly offset by decreases in bankcard services of $4.1 million, primarily as a result of the Durbin amendment, net gain on sale of loans of $2.8 million, fees and service charges (excluding Trident) of $814,000, and Paycheck Protection Program loan origination referral fees of $800,000 recognized in the prior year.
Non-interest Expense
Operating expenses for the year ended December 31, 2022 increased to $234.9 million, as compared to $226.9 million in the prior year. Operating expenses for the year ended December 31, 2022 and 2021 included $3.4 million and $13.8 million, respectively, of merger related and net branch consolidation expenses. The remaining increase of $18.4 million in operating expenses for the year ended December 31, 2022, as compared to the prior year, was partly due to the impact of Trident, which added $8.5 million of expenses. Other increases included compensation and benefits expense of $6.6 million, primarily related to higher compensation and incentive costs, professional fees of $1.9 million, data processing expense of $1.5 million, and federal deposit insurance and regulatory assessments of $1.2 million, partly offset by a decrease in amortization of core deposit intangible of $734,000.
Income Tax Expense
The provision for income taxes for the year ended December 31, 2022 was $46.6 million, as compared to $32.2 million for the prior year, primarily reflecting the increase in income before provision for income taxes. The effective tax rate was 24.0% for the year ended December 31, 2022, as compared to 22.6% for the prior year.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020
Refer to the Company’s 2021 Form 10-K on pages 48-49.
Liquidity and Capital Resources
The primary sources of liquidity specifically available to OceanFirst Financial Corp. are dividends from the Bank, proceeds from sale of investments, the issuance of preferred and common stock, and debt. For the year ended December 31, 2022, the holding company received dividend payments of $73.0 million primarily from the Bank. At December 31, 2022, OceanFirst Financial Corp. held $43.5 million in cash.
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
At December 31, 2022 the Bank had $1.21 billion of term advances and no overnight borrowings from the FHLB, as compared to $0 at December 31, 2021. The Bank regularly utilizes overnight and short-term borrowings to fund short-term liquidity needs.

The Company’s cash needs for the year ended December 31, 2022 were primarily satisfied by the net proceeds from FHLB advances, principal repayments on debt securities and loans, and proceeds from maturities and calls of debt maturities. The cash was principally utilized for loan originations, purchases of residential loan pools, purchases of debt securities, dividend payments, and redemption of subordinate debt. The Company’s cash needs for the year ended December 31, 2021 were primarily satisfied by the increase in deposits, principal repayments on debt securities held-to-maturity, and proceeds from maturities and calls of debt securities. The cash was principally utilized for purchases of debt and equity securities, purchases of residential loan pools, loan originations, and payment for sale of branches.
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and sale of loans. At December 31, 2022, outstanding commitments to originate loans totaled $166.1 million and outstanding undrawn lines of credit totaled $1.78 billion, of which $1.37 billion were commitments to commercial and commercial construction borrowers and $410.9 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. These commitments are further discussed in Note 13 Commitments, Contingencies and Concentrations of Credit Risk, to the Consolidated Financial Statements.
Time deposits scheduled to mature in one year or less totaled $1.04 billion at December 31, 2022.
At December 31, 2022, the Company also had various contractual obligations, which included debt obligations of $1.48 billion, including finance lease obligations of $1.9 million and an additional $20.1 million in operating lease obligations included in other liabilities, and purchase obligations of $111.2 million. Refer to Note 9 Borrowed Funds and Note 17 Leases to the Consolidated Financial Statements for further discussion of debt obligations and lease obligations, respectively. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users, and other factors. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
The Company has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis which are reviewed by management. Management also monitors cash on a daily basis to determine the liquidity needs of the Company and the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Company and Bank continue to maintain adequate liquidity under all stress scenarios.
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2022, the Company repurchased 373,223 shares of its common stock at a total cost of $7.4 million. For the year ended December 31, 2021, the Company repurchased 1,711,484 shares of its common stock at a total cost of $36.1 million. At December 31, 2022, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the year ended December 31, 2022 were $43.5 million, as compared to $40.5 million for the prior year. The increase in dividends was a result of an increase in the dividend rate from $0.17 to $0.20 per common share. On January 19, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend was paid on February 17, 2023 to common stockholders of record at the close of business on February 6, 2023.
Cash dividends on preferred stock declared and paid during the years ended December 31, 2022 and 2021 were $4.0 million for both periods. The Company’s Board of Directors also declared a quarterly cash dividend of $0.4375 per depositary share, representing 1/40th interest in the Series A Preferred Stock, paid on February 15, 2023 to preferred stockholders of record on January 31, 2023.
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
At December 31, 2022, the Company maintained stockholders’ equity to total assets ratio of 12.10%.
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2022
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” as part of an initiative to reduce complexity in accounting standards for income taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In December 2022, Financial Accounting Standards Board issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848”, which was effective upon issuance. The amendments in this ASU defer the sunset date of Topic 848 (Reference Rate Reform) from December 31, 2022 to December 31, 2024. Topic 848, originally issued in 2020 and later amended in 2021, provides optional accounting expedients and exceptions for certain loan agreements, derivatives and other transactions affected by the transition away from LIBOR towards alternative reference rates. As of December 31, 2021, the Company adopted certain of these practical expedients in Topic 848 and will continue to apply prospectively until December 31, 2024. The Company does not expect this update to have a material impact on its financial statements.
The Company has exposure to LIBOR-based products within its lending and corporate treasury functions. As of December 31, 2021, the Company ceased issuing LIBOR-based products and has transitioned to alternative reference rates, including, but not limited to, SOFR, and Prime (collectively with other indices, “Alternative Rates”).
To prepare for the transition to the Alternative Rates, management formed a cross-functional project team to address the LIBOR transition. The project team performed an assessment to identify the potential risks related to the transition from LIBOR to the Alternative Rates. The project team provides updates to executive leadership and the Board.
The Company’s LIBOR transition plan is organized around key work streams, including continued engagement with regulators, industry working groups, counterparties, and clients; comprehensive review of legacy documentation, internal operational and technological readiness; and risk management, among other things.
For the tenors of U.S. dollar LIBOR utilized by the Company, the administrator of LIBOR has extended publication until June 30, 2023. The Company has developed a transition plan for existing LIBOR-based products that are not expected to mature or settle prior to the cessation date. Contract language for existing loans, securities, derivatives, and borrowings is under review and certain contracts will need updated provisions for the transition. Other contracts will automatically convert to an Alternative Rate with no action required. The Company has plans for impacted lines of business to remediate these contracts, train impacted functions, and provide timely notice to clients and counterparties. The Company has approximately $1.2 billion of loans that reference LIBOR, a majority of which have related swaps that also reference LIBOR. In addition, the Company has approximately $250 million of securities, and has issued approximately $80 million of other borrowings that reference LIBOR. The Company expects them all to be converted to the Alternative Rates before LIBOR cessation except for certain contracts, such as a loan in bankruptcy or workout, and may be unable to completely remove exposure to LIBOR prior to the cessation date.
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

In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for troubled debt restructurings (“TDRs”) by creditors, while enhancing disclosure requirements for loan refinancings and restructurings when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company plans to adopt this standard on January 1, 2023. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

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
The principal objectives of the IRR management function are to evaluate the IRR inherent in the Company’s business; determine the level of risk appropriate given the Company’s business focus, operating environment, capital, and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. The Company’s Board has established an Asset Liability Committee (“ALCO”) consisting of members of management, responsible for reviewing asset liability policies and the IRR position. ALCO meets regularly and reports the Company’s IRR position and trends to the Board on a regular basis.
The Company utilizes a number of strategies to manage IRR including, but not limited to: (1) managing the origination, purchase, sale, and retention of various types of loans with differing IRR profiles; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; (3) selectively purchasing interest rate swaps and caps converting the rates for customer loans to manage individual loans and the Bank’s overall IRR profile; (4) managing the investment portfolio IRR profile; (5) managing the maturities and rate structures of borrowings; and (6) purchasing interest rate swaps to manage overall balance sheet interest rate risk.
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. The EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the fair value of assets in the same scenario. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios.
The following table sets forth the Company’s EVE and net interest income projections as of December 31, 2022 and 2021 (dollars in thousands).

	December 31, 2022					December 31, 2021
Change in Interest Rates in Basis Points	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
(Rate Shock)	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
200	$1,574,239	(8.5)%	13.7%	$440,916	1.2%	$1,738,602	19.1%	15.6%	$336,816	7.1%
100	1,646,301	(4.3)	13.9	438,280	0.6	1,621,984	11.1	14.2	325,960	3.7
Static	1,719,619	—	14.1	435,492	—	1,459,706	—	12.5	314,395	—
(100)	1,762,678	2.5	14.0	428,519	(1.6)	1,230,947	(15.7)	10.3	299,994	(4.6)
The change in interest rate sensitivity was impacted by the deployment of cash into loans and securities, an increase in term borrowings, a slowdown in loan and securities prepayment speeds, use of increased derivatives, and a significant increase in market interest rates.
Certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans or any steps it may take to respond to changes in rates. Fourth, prepayment, rate sensitivity, and average life assumptions can have a significant impact on the IRR model results. Lastly, the model utilizes data derived from historical performance. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates, given the unique nature of the post-pandemic interest rate environment and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income and can be expected to significantly differ from actual results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of OceanFirst Financial Corp.:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for loan credit losses - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The allowance for loan credit losses (“ACL”) is management's estimate of credit losses currently expected over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date.
The Company’s methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates using an open pool method. Under this method, the Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends for a single economic scenario. The adjusted loss rate is calculated for an eight-quarter forecast period then reverts to the historical loss rate on a straight-line basis over four quarters. The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative allowance.

Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.
We identified the ACL as a critical audit matter because of the complexity of the Company’s model and the significant assumptions used by management. Auditing the ACL required a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists when performing audit procedures to evaluate the reasonableness of management’s model and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to qualitative adjustments within the ACL included the following, among others:
•We tested the design and operating effectiveness of management’s controls covering the key data, assumptions and judgments impacting the ACL.
•We evaluated the appropriateness of the Company’s accounting policies and methodologies, involved in determining the ACL.
•We involved credit specialists to assist us in evaluating the Company’s development of the CECL model, including the reasonableness of the models and the selection of and calibration to economic factors.
•We assessed the reasonableness of the Company’s qualitative methodology, tested key calculations utilized within the qualitative estimate and agreed underlying data within the calculation to source documents.
/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 24, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of OceanFirst Financial Corp. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
We served as the Company’s auditor from 1989 to 2022.
Short Hills, New Jersey
February 25, 2022

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$167,946	$204,949
Debt securities available-for-sale, at estimated fair value (encumbered $239,953 at December 31, 2022 and $293,968 at December 31, 2021)	457,648	568,255
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,128 at December 31, 2022 and $1,467 at December 31, 2021 (estimated fair value of $1,110,041 at December 31, 2022 and $1,152,744 at December 31, 2021) (encumbered $778,268 at December 31, 2022 and $756,706 at December 31, 2021)	1,221,138	1,139,193
Equity investments (encumbered of $40,122 at December 31, 2021)	102,037	101,155
Restricted equity investments, at cost	109,278	53,195
Loans receivable, net of allowance for loan credit losses of $56,824 at December 31, 2022 and $48,850 at December 31, 2021	9,868,718	8,583,352
Loans held-for-sale	690	—
Interest and dividends receivable	44,704	32,606
Other real estate owned	—	106
Premises and equipment, net	126,705	125,828
Bank owned life insurance	261,603	259,207
Assets held for sale	2,719	6,229
Goodwill	506,146	500,319
Core deposit intangible	13,497	18,215
Other assets	221,067	147,007
Total assets	$13,103,896	$11,739,616
Liabilities and Stockholders’ Equity
Deposits	$9,675,206	$9,732,816
Federal Home Loan Bank ("FHLB") advances	1,211,166	—
Securities sold under agreements to repurchase with customers	69,097	118,769
Other borrowings	195,403	229,141
Advances by borrowers for taxes and insurance	21,405	20,305
Other liabilities	346,155	122,032
Total liabilities	11,518,432	10,223,063
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 57,370 shares issued at both December 31, 2022 and December 31, 2021	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 61,877,686 and 61,535,381 shares issued at December 31, 2022 and December 31, 2021, respectively; and 59,144,128 and 59,175,046 shares outstanding at December 31, 2022 and December 31, 2021, respectively	612	611
Additional paid-in capital	1,154,821	1,146,781
Retained earnings	540,507	442,306
Accumulated other comprehensive loss	(35,982)	(2,821)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(6,191)	(8,615)
Treasury stock, 2,733,558 and 2,360,335 shares at December 31, 2022 and December 31, 2021, respectively	(69,106)	(61,710)
OceanFirst Financial Corp. stockholders’ equity	1,584,662	1,516,553
Non-controlling interest	802	—
Total stockholders’ equity	1,585,464	1,516,553
Total liabilities and stockholders’ equity	$13,103,896	$11,739,616
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	For the Year Ended December 31,
	2022	2021	2020
Interest income:
Loans	$390,386	$315,237	$349,221
Debt securities	34,407	22,033	24,116
Equity investments and other	6,382	4,822	6,271
Total interest income	431,175	342,092	379,608
Interest expense:
Deposits	31,021	25,210	48,290
Borrowed funds	22,677	11,544	18,367
Total interest expense	53,698	36,754	66,657
Net interest income	377,477	305,338	312,951
Credit loss expense (benefit)	7,768	(11,832)	59,404
Net interest income after credit loss expense (benefit)	369,709	317,170	253,547
Other income:
Bankcard services revenue	9,219	13,360	11,417
Trust and asset management revenue	2,386	2,336	2,052
Fees and service charges	22,802	13,833	15,808
Net gain on sales of loans	358	3,186	8,278
Net gain on equity investments	9,685	7,145	21,214
Net gain (loss) from other real estate operations	48	(15)	35
Income from bank owned life insurance	6,578	6,832	6,424
Commercial loan swap income	7,065	4,095	8,080
Other	953	1,159	618
Total other income	59,094	51,931	73,926
Operating expenses:
Compensation and employee benefits	131,915	120,014	114,155
Occupancy	20,817	20,481	20,782
Equipment	4,987	5,443	7,769
Marketing	2,947	2,169	3,117
Federal deposit insurance and regulatory assessments	7,359	6,155	4,871
Data processing	23,095	21,570	17,467
Check card processing	4,971	5,182	5,458
Professional fees	12,993	11,043	12,247
FHLB advance prepayment fees	—	—	14,257
Amortization of core deposit intangible	4,718	5,453	6,186
Branch consolidation expense, net	713	12,337	7,623
Merger related expenses	2,735	1,503	15,947
Other operating expense	17,631	15,510	16,552
Total operating expenses	234,881	226,860	246,431
Income before provision for income taxes	193,922	142,241	81,042
Provision for income taxes	46,565	32,165	17,733
Net income	147,357	110,076	63,309
Net income attributable to non-controlling interest	754	—	—
Net income attributable to OceanFirst Financial Corp.	146,603	110,076	63,309
Dividends on preferred shares	4,016	4,016	2,097
Net income available to common stockholders	$142,587	$106,060	$61,212
Basic earnings per share	$2.43	$1.79	$1.02
Diluted earnings per share	$2.42	$1.78	$1.02
Average basic shares outstanding	58,730	59,406	59,919
Average diluted shares outstanding	58,878	59,649	60,072
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$147,357	$110,076	$63,309
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities (net of tax benefit of $10,629 and $1,142 in 2022 and 2021, respectively, and tax expense of $411 in and 2020)	(33,402)	(3,837)	1,039
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $242, $272 and $310 in 2022, 2021, and 2020, respectively)	348	395	446
Unrealized loss on derivative hedges (net of tax benefit of $8 in 2022)	(25)	—	—
Reclassification adjustment on debt securities for (gains) loss included in net income (net of tax benefit of $26 in 2022 and tax expense of $101 in 2020)	(82)	—	344
Total other comprehensive (loss) income, net of tax	(33,161)	(3,442)	1,829
Total comprehensive income	114,196	106,634	65,138
Less: comprehensive income attributable to non-controlling interest	754	—	—
Total comprehensive income attributable to OceanFirst Financial Corp.	113,442	106,634	65,138
Less: Dividends on preferred shares	4,016	4,016	2,097
Total comprehensive income available to common stockholders	$109,426	$102,618	$63,041

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
For the Years Ended December 31, 2022, 2021 and 2020

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2019	$—	$519	$840,691	$358,668	$(1,208)	$(8,648)	$(36,903)	$—	$1,153,119
Net income	—	—	—	63,309	—	—	—	—	63,309
Other comprehensive income, net of tax	—	—	—	—	1,829	—	—	—	1,829
Stock compensation	—	2	4,256	—	—	—	—	—	4,258
Effect of adopting ASU No. 2016-13	—	—	—	(4)	—	—	—	—	(4)
Allocation of ESOP stock	—	—	(80)	—	—	1,215	—	—	1,135
Cash dividend – $0.68 per share	—	—	—	(40,820)	—	—	—	—	(40,820)
Exercise of stock options	—	2	2,027	(788)	—	—	—	—	1,241
Repurchase 648,851 shares of common stock	—	—	—	—	—	—	(14,814)		(14,814)
Proceeds from preferred stock issuance, net of costs	1	—	55,528	—	—	—	—	—	55,529
Preferred stock dividend	—	—	—	(2,097)	—	—	—	—	(2,097)
Acquisition of Two River Bancorp (“Two River”)	—	42	122,501	—	—	—	26,066	—	148,609
Acquisition of Country Bank Holding Company, Inc. (“Country Bank”)	—	44	112,792	—	—	—	—	—	112,836
Balance at December 31, 2020	1	609	1,137,715	378,268	621	(7,433)	(25,651)	—	1,484,130
Net income	—	—	—	110,076	—	—	—	—	110,076
Other comprehensive loss, net of tax	—	—	—	—	(3,442)	—	—	—	(3,442)
Stock compensation	—	—	5,415	—	—	—	—	—	5,415
Acquisition of common stock by ESOP	—	—	—	—	—	(3,200)	—	—	(3,200)
Allocation of ESOP stock	—	—	179	—	—	2,018	—	—	2,197
Cash dividend – $0.68 per share	—	—	—	(40,494)	—	—	—	—	(40,494)
Exercise of stock options	—	2	3,472	(1,528)	—	—	—	—	1,946
Repurchase 1,711,484 shares of common stock	—	—	—	—	—	—	(36,059)	—	(36,059)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Balance at December 31, 2021	1	611	1,146,781	442,306	(2,821)	(8,615)	(61,710)	—	1,516,553
Net income	—	—	—	146,603	—	—	—	754	147,357
Other comprehensive loss, net of tax	—	—	—	—	(33,161)	—	—	—	(33,161)
Stock compensation	—	—	6,638	—	—	—	—	—	6,638
Allocation of ESOP stock	—	—	82	—	—	2,424	—	—	2,506
Cash dividend – $0.74 per share	—	—	—	(43,495)	—	—	—	—	(43,495)
Exercise of stock options	—	1	1,320	(897)	—	—	—	—	424
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)	—	(7,396)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distribution to non-controlling interest	—	—	—	6	—	—	—	(788)	(782)
Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$147,357	$110,076	$63,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	11,683	9,357	8,453
Allocation of ESOP stock	2,506	2,197	1,135
Stock compensation	6,638	5,415	4,258
Net excess tax expense on stock compensation	216	93	123
Amortization of core deposit intangible	4,718	5,453	6,186
Net accretion of purchase accounting adjustments	(9,752)	(14,484)	(21,557)
Amortization of servicing asset	77	72	93
Net premium amortization in excess of discount accretion on securities	7,164	8,466	2,997
Net amortization of deferred costs on borrowings	548	824	553
Net amortization of deferred costs and discounts on loans	1,129	1,242	4,872
Credit loss expense (benefit)	7,768	(11,832)	59,404
Deferred tax provision (benefit)	1,777	3,608	(4,615)
Net gain on sale and write-down of other real estate owned	(54)	—	(390)
Net write-down of fixed assets held-for-sale to net realizable value	1,482	7,787	3,853
Net gain on sale of fixed assets	(38)	—	(6)
Net gain on equity investments	(9,685)	(7,145)	(21,214)
Net gain on sales of loans	(358)	(3,186)	(8,278)
Proceeds from sales of residential loans held for sale	12,616	102,648	171,263
Residential loans originated for sale	(13,158)	(53,938)	(213,428)
Increase in value of bank owned life insurance	(6,578)	(6,832)	(6,424)
Net gain on sale of assets held for sale	(1,959)	(318)	(21)
(Increase) decrease in interest and dividends receivable	(12,098)	2,663	(9,434)
(Increase) decrease in other assets	(80,233)	33,093	17,030
Increase (decrease) in other liabilities	178,684	(35,287)	74,494
Total adjustments	103,093	49,896	69,347
Net cash provided by operating activities	250,450	159,972	132,656
Cash flows from investing activities:
Net increase in loans receivable	(1,126,997)	(556,449)	(428,444)
Purchases of loans receivable	(171,623)	(301,954)	—
Premiums paid on purchased loan pools	(866)	(8,874)	—
Proceeds from sale of loans	13,388	825	449,462
Purchase of debt securities available-for-sale	(69,493)	(510,070)	(77,519)
Purchase of debt securities held-to-maturity	(249,751)	(447,447)	(224,073)
Purchase of equity investments	(9,366)	(86,462)	(96,519)
Proceeds from maturities and calls of debt securities available-for-sale	104,449	103,720	43,503
Proceeds from maturities and calls of debt securities held-to-maturity	30,241	38,042	53,959
Proceeds from sales of debt securities available-for-sale	30,257	3,000	10,598
Proceeds from sales of debt securities held-to-maturity	—	—	12,450
Proceeds from sales of equity investments	19,234	98,777	16,978
Principal repayments on debt securities available-for-sale	—	—	306
Principal repayments on debt securities held-to-maturity	135,417	215,734	186,687
Proceeds from bank owned life insurance	4,182	12,878	1,022

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from investing activities (continued):
Proceeds from the redemption of restricted equity investments	234,627	2,200	78,190
Purchases of restricted equity investments	(290,710)	(3,267)	(59,525)
Proceeds from sales of other real estate owned	160	—	855
Proceeds from sales of assets held-for-sale	8,130	3,544	1,169
Purchases of premises and equipment	(16,107)	(42,039)	(14,728)
Purchases of operating lease equipment	(4,789)	—	—
Cash consideration received for acquisition	38,609	—	23,460
Net cash used in investing activities	(1,321,008)	(1,477,842)	(22,169)
Cash flows from financing activities:
Net (decrease) increase in deposits	(56,963)	407,569	1,507,943
Net payment for sale of branches	—	(86,282)	—
Decrease in short-term borrowings	(49,672)	(9,685)	(226,018)
Net proceeds from FHLB advances	1,211,166	—	525,000
Repayments of FHLB advances	—	—	(840,200)
Net proceeds from issuance of subordinated notes	—	—	122,180
Proceeds from Federal Reserve Bank advances	—	—	53,778
Repayments from Federal Reserve Bank advances	—	—	(53,778)
Repayments of other borrowings	(35,104)	(7,612)	(8,109)
Increase (decrease) in advances by borrowers for taxes and insurance	1,100	3,009	(2,803)
Exercise of stock options	424	1,946	1,241
Payment of employee taxes withheld from stock awards	(1,502)	(1,183)	(2,084)
Purchase of treasury stock	(7,396)	(36,059)	(14,814)
Net proceeds from the issuance of preferred stock	—	—	55,529
Acquisition of common stock by ESOP	—	(3,200)	—
Dividends paid	(47,511)	(44,510)	(42,917)
Distributions to non-controlling interest	(782)	—	—
Net cash provided by financing activities	1,013,760	223,993	1,074,948
Net (decrease) increase in cash and due from banks and restricted cash	(56,798)	(1,093,877)	1,185,435
Cash and due from banks and restricted cash at beginning of year	224,784	1,318,661	133,226
Cash and due from banks and restricted cash at end of year	$167,986	$224,784	$1,318,661
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$204,949	$1,272,134	$120,544
Restricted cash at beginning of year	19,835	46,527	12,682
Cash and due from banks and restricted cash at beginning of year	$224,784	$1,318,661	$133,226
Cash and due from banks at end of year	$167,946	$204,949	$1,272,134
Restricted cash at end of year	40	19,835	46,527
Cash and due from banks and restricted cash at end of year	$167,986	$224,784	$1,318,661
Cash paid during the year for:
Interest	$49,700	$37,381	$66,454
Income taxes	25,383	50,524	5,742
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	590	667	756
Net loan (recoveries) charge-offs	(340)	(442)	18,859
Transfer of premises and equipment to assets held-for-sale	2,776	4,035	3,953
Transfer of debt securities from available-for-sale to held-to-maturity	—	12,721	—
Transfer of loans receivable to other real estate owned	—	—	106
Transfer of loans receivable to loans held-for-sale	13,178	—	444,543

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Securities	$—	$—	$208,880
Restricted equity investments	—	—	5,334
Loans	—	—	1,558,480
Other current assets	238	—	—
Premises and equipment	18	—	9,744
Right of use ("ROU") asset	779	—	—
Accrued interest receivable	—	—	4,161
Bank owned life insurance	—	—	22,440
Deferred tax asset	—	—	41
Other assets	81	—	10,073
Goodwill and other intangible assets, net	5,827	—	139,501
Total non-cash assets acquired	$6,943	$—	$1,958,654
Liabilities assumed:
Deposits	$—	$—	$1,594,403
Borrowings	—	—	92,618
Lease liability	779	—	—
Other liabilities	43,937	—	33,648
Total liabilities assumed	$44,716	$—	$1,720,669
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OceanFirst Financial Corp. (the “Company”) and its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, and Country Property Holdings, Inc.; and a majority controlling interest in Trident Abstract Title Agency, LLC. Certain other subsidiaries were dissolved in 2022 and 2020 and are included in the consolidated financial statements for prior periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
Business
The Bank provides a range of regional community banking services to retail and commercial customers through a network of branches and offices throughout New Jersey and in the major metropolitan areas of Philadelphia, New York, Baltimore, and Boston. The Bank is subject to competition from other financial institutions and certain technology companies. It is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of the accompanying consolidated financial statements, in conformity with these accounting principles, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current and forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes, including in the economic environment, will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash items in the process of collection, and interest-bearing deposits in other financial institutions. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include debt securities held-to-maturity (“HTM”) and debt securities available-for-sale (“AFS”). Debt securities include U.S. government and agency obligations, state, municipal and sovereign debt obligations, corporate debt securities, asset-backed securities, and mortgage-backed securities (“MBS”). Mortgage-backed securities include: agency residential mortgage-backed securities which are issued and guaranteed by either the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), or the Government National Mortgage Association (“GNMA”); agency commercial mortgage-backed securities which are issued and guaranteed by the Small Business Administration (“SBA”), or agency commercial mortgage-backed securities (“ACMBS”); and non-agency commercial mortgage-backed securities which are issued and guaranteed by commercial mortgage-backed securities (“CMBS”), and collateralized mortgage obligations (“CMOs”).
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
Upon the transfer of debt securities from AFS to HTM classification, unrealized gains or losses at the transfer date continue to be reflected in accumulated other comprehensive income and are amortized into interest income over the remaining life of the securities.
Securities also include equity investments. Equity investments with readily determinable fair value are reported at fair value, with changes in fair value reported in net income. Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Credit Losses for Available-for-Sale Debt Securities
For AFS debt securities where fair value is less than amortized cost, the security is considered impaired when amounts are deemed uncollectible or when the Company intends, or more likely than not will be required, to sell the AFS debt security before recovery of the amortized cost basis.
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
The Company measures the ACL of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial real estate - investor (including commercial real estate - construction and land), commercial real estate - owner occupied, commercial and industrial, residential real estate, consumer (including student loans) and HTM debt securities. The Company further segments the commercial loan portfolios by risk rating and the residential and consumer loan portfolios by delinquency. The HTM portfolio is segmented by rating category.
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
Troubled Debt Restructured (“TDR”) Loans
A loan that has been modified or renewed is considered a TDR when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. So long as they share similar risk characteristics, TDRs may be collectively evaluated and included in the Company’s existing portfolio segments to measure the ACL, unless the TDR is collateral dependent or has been individually evaluated. For TDRs individually evaluated that have been modified and the interest rate is the primary concession, the ACL is measured using a discounted cash flow method. Loans that were modified in accordance with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act are not considered TDRs.

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
The Company records an allowance for loan credit losses on off-balance sheet credit exposures through a charge to loan credit loss expense for off-balance sheet credit exposures. The ACL on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Statements of Financial Condition.
Acquired Loans
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, loan term and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain acquired loans are grouped together according to similar risk characteristics and are aggregated when applying various valuation techniques. These cash flow evaluations are subjective as they require material estimates, all of which may be susceptible to significant change.
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
Other Real Estate Owned (“OREO”)
Other real estate owned is carried at the lower of cost or estimated fair value, less estimated costs to sell. When a property is acquired, the excess of the loan balance over estimated fair value is charged to the allowance for credit losses for loans. Operating results from other real estate owned, including rental income, operating expenses, gains and losses realized from the sales of other real estate owned, and subsequent write-downs are recorded as incurred. During 2022, the remaining OREO was sold and there was no OREO as of December 31, 2022.

Premises and Equipment
Land is carried at cost and premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the estimated fair value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer software and equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building and leasehold improvements: 10 years; and buildings: 30 years. Depreciable assets are placed in service when they are in a condition for use and available for their designated function. The Company has not developed any internal use software. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in branch consolidation expenses and other income.
Leases
The Company recognizes lease agreements on the Consolidated Statements of Financial Condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The ROU asset and lease liability are calculated as the present value of the minimum lease payments over the lease term, discounted for the rate implicit in the lease, provided the rate is readily determinable; otherwise the Company utilizes its incremental borrowing rate, at lease inception, over a similar term.
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
The Company completed its annual goodwill impairment test as of August 31, 2022. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted. At December 31, 2022, management concluded no events or circumstances occurred subsequent to August 31, 2022 that would trigger another impairment test.
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates throughout New Jersey and in the major metropolitan markets of Philadelphia, New York, Baltimore, and Boston. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, management concluded the Company has a single operating segment for financial reporting purposes.

Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding and potential common stock utilizing the treasury stock method. All share amounts exclude unallocated shares of stock held by the Company’s ESOP and by incentive plans.
Stock-Based Compensation
The Company recognizes compensation expense related to stock options and awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by actual and estimated forfeitures. Certain performance-based stock awards and the associated compensation expense fluctuates based on the estimated probability of achievement of the Company-defined performance goals.
Derivative Instruments
The Company accounts for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, which requires the Company to record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies for hedge accounting. For derivatives not designated as hedging instruments, changes in the fair value are recognized directly in earnings. For derivatives designated as hedging instruments, the accounting treatment is dependent upon the type of hedge. For the year ended December 31, 2022, the Company only had a cash flow hedge.

Cash flow hedges are used to mitigate the variability in the cash flows of a specific pool of assets, or of forecasted transactions, caused by interest rate fluctuations. The changes in the fair value of cash flow hedges are initially reported in other comprehensive income. Amounts are subsequently reclassified from accumulated other comprehensive income to earnings when the hedged transactions occur, specifically within the same line item as the hedged item.
To qualify for hedge accounting, the Company assesses the effectiveness of the derivative in offsetting the risk associated with the exposure being hedged, at inception and on a quarterly basis thereafter. The Company uses quantitative methods, such as regression analyses, and qualitative comparisons of critical terms and the evaluation of any changes in those terms. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued prospectively.
Accounting Pronouncements Adopted in 2022
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” as part of an initiative to reduce complexity in accounting standards for income taxes. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. This update was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In December 2022, Financial Accounting Standards Board issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848”, which was effective upon issuance. The amendments in this ASU defer the sunset date of Topic 848 (Reference Rate Reform) from December 31, 2022 to December 31, 2024. Topic 848, originally issued in 2020 and later amended in 2021, provides optional accounting expedients and exceptions for certain loan agreements, derivatives and other transactions affected by the transition away from LIBOR towards alternative reference rates. As of December 31, 2021, the Company adopted certain of these practical expedients in Topic 848 and will continue to apply prospectively until December 31 2024. The Company does not expect this update to have a material impact on its consolidated financial statements.
Note 2. Regulatory Matters
The Company and the Bank are required by applicable regulations to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2022, the Company and the Bank were required to maintain a minimum ratio of Tier 1 capital to total average assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required 2.50% capital conservation buffer.

Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2022 and 2021, the Company and the Bank exceeded all regulatory capital requirements currently applicable.
The following is a summary of the Company’s and Bank’s regulatory capital amounts and ratios as of December 31, 2022 and 2021 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under Prompt Corrective Action
As of December 31, 2022	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,150,690	9.43%	$488,297	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,021,774	9.93	720,641	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,150,690	11.18	875,064	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,336,652	12.98	1,080,961	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,122,946	9.20%	$488,033	4.00%		$610,041	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,122,946	11.02	713,194	7.00	(1)	662,251	6.50
Tier 1 capital (to risk-weighted assets)	1,122,946	11.02	866,021	8.50	(1)	815,078	8.00
Total capital (to risk-weighted assets)	1,183,705	11.62	1,069,791	10.50	(1)	1,018,848	10.00
As of December 31, 2021
Company:
Tier 1 capital (to average assets)	$1,044,518	9.22%	$453,087	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	917,088	10.26	625,801	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,044,518	11.68	759,902	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,257,372	14.06	938,702	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,027,660	9.08%	$452,669	4.00%		$565,836	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,027,660	11.62	619,178	7.00	(1)	574,951	6.50
Tier 1 capital (to risk-weighted assets)	1,027,660	11.62	751,860	8.50	(1)	707,633	8.00
Total capital (to risk-weighted assets)	1,079,766	12.21	928,768	10.50	(1)	884,541	10.00
(1)    Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
Capital distributions and certain discretionary bonus payments are limited if the capital conservation buffer of 2.50% is not maintained. Applicable regulations also impose limitations upon capital distributions by the Company, such as dividends and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital minimum requirements or if such declaration and payment would otherwise violate regulatory requirements.

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
The Company consolidated Trident’s assets, liabilities and components of comprehensive income within its consolidated results. Thus, the consolidated results include amounts attributable to the Company and the non-controlling interest. Amounts attributable to the non-controlling interest are presented separately as a single line on the Consolidated Statements of Income (net income attributable to non-controlling interest) and the Consolidated Statements of Financial Condition (non-controlling interest in stockholders’ equity). Amounts attributed to the non-controlling interest are based upon the ownership interest in Trident that the Company does not own. For further discussion on the accounting for this arrangement refer to Note 18 Variable Interest Entity, of this Form 10-K.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by the Company at the date of the acquisition for Trident, net of total consideration paid (in thousands):

At April 1, 2022
Estimated Fair Value
Total purchase price:	$7,084
Assets acquired:
Cash and cash equivalents	$45,693
Other current assets	238
Premises and equipment	18
ROU asset	779
Other assets	81
Total assets acquired	46,809
Liabilities assumed:
Lease liability	779
Other liabilities	43,937
Total liabilities assumed	$44,716
Net assets acquired	$2,093
Net assets attributable to non-controlling interest	$836
Goodwill recorded	$5,827
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. The Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.

Merger Related Expenses
The Company incurred merger related expenses of $2.7 million, $1.5 million, and $15.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The following table summarizes the merger related expenses for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Data processing fees	$790	$253	$3,758
Professional fees	1,936	343	3,638
Employee severance payments	7	663	7,727
Other/miscellaneous fees	2	244	824
Merger related expenses	$2,735	$1,503	$15,947
Merger related expenses for 2022 included expenses related to the terminated merger agreement with Partners Bancorp. Merger related expenses for 2021 and 2020 included expenses related to acquisitions of Two River and Country Bank, which were both completed on January 1, 2020.
Core Deposit Intangibles
The estimated future amortization expense for the core deposit intangibles over the next five years and thereafter is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2023	$3,984
2024	3,250
2025	2,516
2026	1,784
2027	1,112
Thereafter	851
Total	$13,497

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at December 31, 2022 and 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$87,648	$1	$(7,635)	$80,014	$—
Corporate debt securities	8,928	—	(756)	8,172	—
Asset-backed securities	296,222	—	(19,349)	276,873	—
Agency commercial MBS	110,606	—	(18,017)	92,589	—
Total debt securities available-for-sale	$503,404	$1	$(45,757)	$457,648	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$260,249	$46	$(24,940)	$235,355	$(60)
Corporate debt securities	56,893	380	(3,778)	53,495	(1,059)
Mortgage-backed securities:
Agency residential	849,985	795	(83,586)	767,194	—
Agency commercial	32,127	23	(1,189)	30,961	—
Non-agency commercial	25,310	—	(2,274)	23,036	(9)
Total mortgage-backed securities	907,422	818	(87,049)	821,191	(9)
Total debt securities held-to-maturity	$1,224,564	$1,244	$(115,767)	$1,110,041	$(1,128)
Total debt securities	$1,727,968	$1,245	$(161,524)	$1,567,689	$(1,128)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$164,756	$1,135	$(471)	$165,420	$—
Corporate debt securities	5,000	42	(11)	5,031	—
Asset-backed securities	298,976	41	(1,489)	297,528	—
Agency commercial MBS	101,142	57	(923)	100,276	—
Total debt securities available-for-sale	$569,874	$1,275	$(2,894)	$568,255	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$281,389	$10,185	$(1,164)	$290,410	$(85)
Corporate debt securities	68,823	1,628	(1,279)	69,172	(1,343)
Mortgage-backed securities:
Agency residential	756,844	6,785	(7,180)	756,449	—
Agency commercial	4,385	7	(44)	4,348	—
Non-agency commercial	32,107	362	(104)	32,365	(39)
Total mortgage-backed securities	793,336	7,154	(7,328)	793,162	(39)
Total debt securities held-to-maturity	$1,143,548	$18,967	$(9,771)	$1,152,744	$(1,467)
Total debt securities	$1,713,422	$20,242	$(12,665)	$1,720,999	$(1,467)
There was no allowance for securities credit losses on debt securities available-for-sale at December 31, 2022 and 2021.
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended,
	2022	2021
Allowance for credit losses
Beginning balance	$(1,467)	$(1,715)
Credit loss benefit	339	248
Total ending allowance balance	$(1,128)	$(1,467)

The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at December 31, 2022, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of December 31, 2022
State, municipal and sovereign debt obligations	$260,249	$—	$260,249
Corporate debt securities	41,900	14,993	56,893
Non-agency commercial MBS	25,310	—	25,310
Total debt securities held-to-maturity	$327,459	$14,993	$342,453
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of the debt securities held-to-maturity at December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Amortized cost	$1,224,564	$1,143,548
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Allowance for securities credit losses	(1,128)	(1,467)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	11,258	10,668
Carrying value	$1,221,138	$1,139,193
There were $108,000 of realized losses on debt securities for the year ended December 31, 2022. There were no realized gains or losses on debt securities for the year ended December 31, 2021. The realized gains/losses on debt securities is presented within other of the Consolidated Statement of Income.
The amortized cost and estimated fair value of debt securities at December 31, 2022 by contractual maturity are shown below (in thousands):

At December 31, 2022	Amortized Cost	Estimated Fair Value
Less than one year	$41,088	$40,795
Due after one year through five years	167,126	154,288
Due after five years through ten years	224,954	207,054
Due after ten years	276,772	251,772
	$709,940	$653,909
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2022, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $62.9 million, $83.2 million, and $296.2 million, respectively, and an estimated fair value of $58.8 million, $78.2 million, and $276.9 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2022 and December 31, 2021, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$27,232	$(450)	$52,782	$(7,185)	$80,014	$(7,635)
Corporate debt securities	4,735	(193)	3,437	(563)	8,172	(756)
Asset-backed securities	143,392	(9,179)	133,481	(10,170)	276,873	(19,349)
Agency commercial MBS	8,782	(1,675)	83,807	(16,342)	92,589	(18,017)
Total debt securities available-for-sale	184,141	(11,497)	273,507	(34,260)	457,648	(45,757)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	133,492	(11,952)	97,135	(12,988)	230,627	(24,940)
Corporate debt securities	11,783	(598)	36,152	(3,180)	47,935	(3,778)
MBS:
Agency residential	297,296	(12,404)	397,036	(71,182)	694,332	(83,586)
Agency commercial	25,936	(1,150)	2,062	(39)	27,998	(1,189)
Non-agency commercial	16,839	(1,621)	6,198	(653)	23,037	(2,274)
Total MBS	340,071	(15,175)	405,296	(71,874)	745,367	(87,049)
Total debt securities held-to-maturity	485,346	(27,725)	538,583	(88,042)	1,023,929	(115,767)
Total debt securities	$669,487	$(39,222)	$812,090	$(122,302)	$1,481,577	$(161,524)
At December 31, 2021
Debt securities available-for-sale:
U.S. government and agency obligations	$82,395	$(471)	$—	$—	$82,395	$(471)
Corporate debt securities	1,989	(11)	—	—	1,989	(11)
Asset-backed securities	279,486	(1,489)	—	—	279,486	(1,489)
Agency commercial MBS	80,726	(923)	—	—	80,726	(923)
Total debt securities available-for-sale	444,596	(2,894)	—	—	444,596	(2,894)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	75,329	(1,063)	4,383	(101)	79,712	(1,164)
Corporate debt securities	38,304	(1,279)	—	—	38,304	(1,279)
MBS:
Agency residential	445,399	(5,822)	50,133	(1,358)	495,532	(7,180)
Agency commercial	2,255	(41)	886	(3)	3,141	(44)
Non-agency commercial	10,722	(104)	—	—	10,722	(104)
Total MBS	458,376	(5,967)	51,019	(1,361)	509,395	(7,328)
Total debt securities held-to-maturity	572,009	(8,309)	55,402	(1,462)	627,411	(9,771)
Total debt securities	$1,016,605	$(11,203)	$55,402	$(1,462)	$1,072,007	$(12,665)

The Company concluded that debt securities were not impaired at December 31, 2022 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside the securities portfolio.

Equity Investments
At December 31, 2022 and 2021, the Company held equity investments of $102.0 million and $101.2 million, respectively. The equity investments primarily comprised of select financial services institutions’ preferred and common stocks, investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the year ended December 31, 2022 and 2021 are shown in the table below (in thousands):

	For the Year Ended December 31,
	2022	2021
Net gain on equity investments	$9,685	$7,145
Less: Net gains recognized on equity investments sold	1,351	8,123
Unrealized gain (loss) recognized on equity investments still held	$8,334	$(978)

Note 5. Loans Receivable, Net
Loans receivable, net at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Commercial:
Commercial real estate - investor	$5,171,952	$4,378,061
Commercial real estate - owner occupied	997,367	1,055,065
Commercial and industrial (1)	622,372	449,224
Total commercial	6,791,691	5,882,350
Consumer:
Residential real estate	2,861,991	2,479,701
Home equity loans and lines and other consumer (“other consumer”)	264,372	260,819
Total consumer	3,126,363	2,740,520
Total loans receivable	9,918,054	8,622,870
Deferred origination costs, net of fees	7,488	9,332
Allowance for loan credit losses	(56,824)	(48,850)
Total loans receivable, net	$9,868,718	$8,583,352
(1)The commercial and industrial loans balance at December 31, 2022 and 2021 includes Paycheck Protection Program (“PPP”) loans of $1.6 million and $22.9 million, respectively.
The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. The Company evaluates risk ratings on an ongoing basis. The Company uses the following definitions for risk ratings:
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

The following tables summarize total loans by year of origination, internally assigned credit grades, and risk characteristics (in thousands):

	2022	2021	2020	2019	2018	2017 and prior	Revolving lines of credit	Total
December 31, 2022
Commercial real estate - investor
Pass	$1,144,763	$1,339,289	$555,937	$524,428	$220,999	$881,344	$450,787	$5,117,547
Special Mention	—	2,508	192	17,094	—	12,818	2,188	34,800
Substandard	—	—	—	893	—	18,180	532	19,605
Total commercial real estate - investor	1,144,763	1,341,797	556,129	542,415	220,999	912,342	453,507	5,171,952
Commercial real estate - owner occupied
Pass	119,912	110,440	59,952	115,385	88,204	458,708	14,932	967,533
Special Mention	—	—	—	—	748	5,679	—	6,427
Substandard	—	—	3,750	2,037	4,817	12,803	—	23,407
Total commercial real estate - owner occupied	119,912	110,440	63,702	117,422	93,769	477,190	14,932	997,367
Commercial and industrial
Pass	60,078	23,724	14,072	17,175	10,992	47,370	443,211	616,622
Special Mention	—	7	—	—	—	250	1,680	1,937
Substandard	—	21	76	1,083	301	2,212	120	3,813
Total commercial and industrial	60,078	23,752	14,148	18,258	11,293	49,832	445,011	622,372
Residential real estate (1)
Pass	919,364	591,745	419,712	247,387	99,945	577,392	—	2,855,545
Special Mention	—	193	1,514	204	59	2,407	—	4,377
Substandard	—	—	—	656	286	1,127	—	2,069
Total residential real estate	919,364	591,938	421,226	248,247	100,290	580,926	—	2,861,991
Other consumer (1)
Pass	24,069	24,111	15,440	15,471	39,057	108,818	34,851	261,817
Special Mention	—	—	—	75	—	598	—	673
Substandard	—	—	—	157	18	1,707	—	1,882
Total other consumer	24,069	24,111	15,440	15,703	39,075	111,123	34,851	264,372
Total loans	$2,268,186	$2,092,038	$1,070,645	$942,045	$465,426	$2,131,413	$948,301	$9,918,054
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

An analysis of the allowance for credit losses on loans for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Commercial Real Estate - Investor	Commercial Real Estate - Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the Year Ended December 31, 2022
Allowance for credit losses on loans
Balance at beginning of year	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
Credit loss (benefit) expense	(4,481)	(1,569)	561	13,275	(152)	7,634
Charge-offs	(8)	(62)	(60)	(56)	(387)	(573)
Recoveries	55	170	155	156	377	913
Balance at end of year	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
For the Year Ended December 31, 2021
Allowance for credit losses on loans
Balance at beginning of year	$26,703	$15,054	$5,390	$11,818	$1,770	$60,735
Credit loss benefit	(974)	(9,190)	(321)	(761)	(1,100)	(12,346)
Charge-offs	(345)	(65)	(154)	(254)	(213)	(1,031)
Recoveries	120	85	124	352	811	1,492
Balance at end of year	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At December 31, 2022 and 2021, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $4.6 million and $3.6 million, respectively; commercial real estate - owner occupied of $4.0 million and $11.9 million, respectively; and commercial and industrial of $160,000 and $277,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $858,000 and $438,000 at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the amount of foreclosed residential real estate property held by the Company was $0 and $106,000, respectively.
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Commercial real estate – investor	$10,483	$3,614
Commercial real estate – owner occupied	4,025	11,904
Commercial and industrial	331	277
Residential real estate	5,969	6,114
Other consumer	2,457	3,585
Total non-accrual loans	$23,265	$25,494
At December 31, 2022 and 2021, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At December 31, 2022, there was one PPP loan for $14,000 that was past due greater than 90 days and still accruing interest. Per SBA guidelines, the SBA will pay accrued interest through the deferral period up to a maximum of 120 days past due. Given these servicing guidelines, PPP loans that are 90 to 120 days past due will be reported as accruing loans. At December 31, 2021, there was one loan for $46,000 that was 90 days or greater past due and still accruing interest that was fully paid on January 14, 2022.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2022 and 2021 by loan portfolio segment (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2022
Commercial real estate – investor	$217	$875	$3,700	$4,792	$5,167,160	$5,171,952
Commercial real estate – owner occupied	143	80	3,750	3,973	993,394	997,367
Commercial and industrial	159	47	180	386	621,986	622,372
Residential real estate	7,003	4,377	2,069	13,449	2,848,542	2,861,991
Other consumer	573	673	1,882	3,128	261,244	264,372
	$8,095	$6,052	$11,581	$25,728	$9,892,326	$9,918,054
December 31, 2021
Commercial real estate – investor	$1,717	$102	$1,709	$3,528	$4,374,533	$4,378,061
Commercial real estate – owner occupied	599	—	575	1,174	1,053,891	1,055,065
Commercial and industrial	25	151	277	453	448,771	449,224
Residential real estate	9,705	1,586	2,675	13,966	2,465,735	2,479,701
Other consumer	339	322	2,946	3,607	257,212	260,819
	$12,385	$2,161	$8,182	$22,728	$8,600,142	$8,622,870
The Company classifies certain loans as TDRs when credit terms to a borrower in financial difficulty are modified. The modifications may include a reduction in rate, an extension in term, the capitalization of past due amounts, and/or the restructuring of scheduled principal payments. Residential real estate and consumer loans where the borrower’s debt is discharged in a bankruptcy filing are also considered TDR loans. For these loans, the Bank retains its security interest in the real estate collateral. At December 31, 2022 and 2021, TDR loans totaled $13.9 million and $23.6 million, respectively. At December 31, 2022 and 2021, there were $6.4 million and $11.3 million, respectively, of TDR loans included in the non-accrual loan totals. At December 31, 2022, the Company had a $590,000 specific reserve allocated to a loan that was classified as a TDR loan. At December 31, 2021, the Company had no specific reserves allocated to loans that were classified as TDRs. Non-accrual loans which become TDRs are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $7.5 million and $12.3 million at December 31, 2022 and 2021, respectively.
The following table presents information about TDRs which occurred during the years ended December 31, 2022 and 2021 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the Year Ended December 31, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Other consumer	8	1,237	1,378
For the Year Ended December 31, 2021
Troubled debt restructurings:
Commercial real estate – investor	1	$4,903	$4,903
Commercial real estate – owner occupied	2	6,406	6,423
Residential real estate	3	244	336
Other consumer	3	39	49
There were no TDR loans that defaulted during the year ended December 31, 2022, which were modified within the preceding year. There was one TDR consumer loan and one TDR commercial real estate - investor loan for $15,000 and $923,000, respectively, that defaulted during the year ended December 31, 2021 which were modified within the preceding year. The TDR consumer loan is no longer in default as of December 31, 2022 and the TDR commercial real estate - investor loan was subsequently paid in full as of June 30, 2022.

Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31,
	2022	2021
Loans receivable	$36,052	$26,208
Debt securities	7,634	5,753
Equity investments and other	1,018	645
Total interest and dividends receivable	$44,704	$32,606
Note 7. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation and amortization expense at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31,
	2022	2021
Land	$15,916	$18,774
Buildings and improvements	131,837	94,573
Leasehold improvements	6,647	8,460
Furniture and equipment	34,692	30,314
Capitalized software	7,588	6,989
Finance lease	3,189	2,386
Other (1)	2,559	38,057
Total	202,428	199,553
Accumulated depreciation and amortization	(75,723)	(73,725)
Total premises and equipment, net	$126,705	$125,828
(1) 2021 included assets under construction of $36.2 million related to the expansion of the Company’s headquarters in Toms River, New Jersey, which was completed in 2022. In 2022, the Company’s headquarters in Toms River was classified within buildings and improvements.
Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 amounted to $11.5 million, $9.4 million, and $8.5 million, respectively. Depreciation and amortization expense is presented within occupancy, equipment, and data processing expenses of the Consolidated Statement of Income.

Note 8. Deposits
The major types of deposits at December 31, 2022 and 2021 were as follows (dollars in thousands):

	December 31,
	2022		2021
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing	$2,101,308	—%	$2,412,056	—%
Interest-bearing checking	3,829,683	0.45	4,201,736	0.24
Money market deposit	714,386	0.57	736,090	0.06
Savings	1,487,809	0.07	1,607,933	0.03
Time deposits	1,542,020	2.34	775,001	0.95
Total deposits	$9,675,206	0.60%	$9,732,816	0.19%
Accrued interest payable related to deposits was $2.0 million and $244,000 at December 31, 2022 and 2021, respectively. Time deposits included $117.7 million and $145.4 million in deposits of $250,000 or more at December 31, 2022 and 2021, respectively. Time deposits also include brokered deposits of $873.4 million and $25.0 million at December 31, 2022 and 2021, respectively.

Time deposits at December 31, 2022 mature as follows (in thousands):

For the Year Ending December 31,	Time Deposit Maturities
2023	$1,042,730
2024	381,548
2025	81,524
2026	10,747
2027	19,565
Thereafter	5,906
Total	$1,542,020
Interest expense on deposits for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Interest-bearing checking	$11,344	$13,400	$19,395
Money market deposit	2,234	1,105	2,902
Savings	758	631	2,505
Time deposits	16,685	10,074	23,488
Total interest expense on deposits	$31,021	$25,210	$48,290

Note 9. Borrowed Funds

Borrowed funds are summarized as follows (dollars in thousands):

	December 31,
	2022		2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB advances	$1,211,166	4.59%	$—	—%
Securities sold under agreements to repurchase with customers	69,097	0.16	118,769	0.16
Other borrowings	195,403	5.87	229,141	4.47
Total borrowed funds	$1,475,666	4.55%	$347,910	3.00%
In March 2022, the Company redeemed $35.0 million of subordinated debt due September 30, 2026, which was reported in Other borrowings. The debt carried an interest rate of 4.14% based on a floating rate of three months LIBOR plus 392 basis points.
The Company pledges certain securities and loans to secure various borrowings or borrowing capacity. The estimated fair value of securities pledged for the ability to draw on FHLB advances, access to the Federal Reserve discount window, and other borrowings and for other purposes required by law amounted to $935.4 million and $1.14 billion at December 31, 2022 and 2021, respectively, which included $105.3 million and $142.9 million at December 31, 2022 and 2021, respectively, pledged as collateral for securities sold under agreements to repurchase with customers. The securities pledged, which collateralize the repurchase agreements are delivered to the lender, with whom each transaction is executed, or to a third-party custodian. The lender, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agrees to resell to the Company substantially the same securities at the maturity of the repurchase agreements.
The Company also pledges eligible mortgage loans to secure FHLB and Federal Reserve System (“FRB”) advances. At December 31, 2022, the Bank pledged $6.49 billion of eligible mortgage loans to secure FHLB and FRB advances.

FHLB advances and repurchase agreements had contractual maturities at December 31, 2022 as follows (in thousands):

	FHLB Advances	Repurchase Agreements
For the Year Ended December 31,
2023	$1,209,500	$69,097
2025	1,666	—
Total	$1,211,166	$69,097

The other borrowings at December 31, 2022 included the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$125,000	$123,537	5.701%	(1)	May 15, 2030
Trust preferred	10,000	8,123	3 month LIBOR plus 225 basis points	(2)	December 15, 2034
Trust preferred	30,000	23,589	3 month LIBOR plus 135 basis points	(2)	March 15, 2036
Trust preferred	5,000	5,000	3 month LIBOR plus 165 basis points	(2)	August 1, 2036
Trust preferred	7,500	7,500	3 month LIBOR plus 166 basis points	(2)	November 1, 2036
Trust preferred	10,000	7,922	3 month LIBOR plus 153 basis points	(2)	June 30, 2037
Trust preferred	10,000	10,000	3 month LIBOR plus 175 basis points	(2)	September 1, 2037
Trust preferred	10,000	7,798	3 month LIBOR plus 139 basis points	(2)	October 1, 2037
Finance lease	1,934	1,934	5.625%		July 31, 2029
Total	$209,434	$195,403
(1)Adjusts to a floating rate of 509.5 basis points over 3 month Secured Overnight Financing Rate (“SOFR”) on May 15, 2025.
(2)All trust preferred debt carry interest rates which adjust to a spread over LIBOR on a quarterly basis and are expected to convert to a spread over the SOFR upon LIBOR cessation.
All of the trust preferred debt is currently callable.
Interest expense on borrowings for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
FHLB advances	$10,365	$—	$7,018
Reverse repurchase agreements	159	253	562
Other borrowings	12,153	11,291	10,787
Total interest expense on borrowings	$22,677	$11,544	$18,367
Note 10. Income Taxes
The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Current
Federal	$32,981	$19,696	$15,731
State	11,807	8,861	6,617
Total current	44,788	28,557	22,348
Deferred
Federal	2,231	3,228	(2,746)
State	(454)	380	(1,869)
Total deferred	1,777	3,608	(4,615)
Total provision for income taxes	$46,565	$32,165	$17,733
Included in other comprehensive income was the income tax impact attributable to the unrealized gain/loss on debt securities and accretion of unrealized losses on debt securities reclassified to held-to-maturity arising during the year in the amount of $10.4 million, $870,000, and $721,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate for the years ended December 31, 2022, 2021 and 2020 is as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Income before provision for income taxes	$193,922	$142,241	$81,042
Federal income tax, at statutory rates	21.0%	21.0%	21.0%
Computed “expected” federal income tax expense	$40,724	$29,871	$17,019
Increase (decrease) in federal income tax expense resulting from
State income taxes, net of federal benefit	8,927	7,223	3,751
Earnings on BOLI	(1,381)	(1,435)	(1,349)
Tax exempt interest	(786)	(768)	(1,161)
Merger related expenses	90	24	138
Stock compensation	26	(110)	(136)
Reclassification of certain tax effect from accumulated other comprehensive income	(157)	(173)	(204)
Research and development and other credits	(471)	(475)	—
Dividends received deduction	(371)	(510)	—
Other items, net	(36)	(1,482)	(325)
Total provision for income taxes	$46,565	$32,165	$17,733

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented in the following table (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses on loans and debt securities HTM	$14,887	$12,915
Other reserves	2,870	3,115
Incentive compensation	4,715	3,546
Deferred compensation	419	471
Stock plans	2,693	2,565
Unrealized losses on assets held-for-sale	1,080	1,626
Unrealized losses on AFS securities	11,849	1,332
Net operating loss carryforwards related to acquisition	23,100	28,057
Other, net	3,031	1,867
Federal and state alternative minimum tax	2,294	2,295
Total gross deferred tax assets	66,938	57,789
Deferred tax liabilities:
Unrealized gain on equity securities	(2,155)	—
Premises and equipment	(4,362)	(5,704)
Deferred loan and commitment costs, net	(1,937)	(2,579)
Purchase accounting adjustments	(2,300)	(2,056)
Investments, discount accretion	(365)	(371)
Total gross deferred tax liabilities	(11,119)	(10,710)
Net deferred tax assets	$55,819	$47,079
The Company has federal net operating losses from the acquisitions of Colonial American Bank (“Colonial American”) and Sun Bancorp, Inc. (“Sun”). At December 31, 2022 and 2021, the net operating losses from Colonial American were $3.9 million and $4.3 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $330,000, and will expire between 2029 and 2034. At December 31, 2022 and 2021, the net operating losses from Sun were $106.1 million and $129.4 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $23.3 million through 2022 and $9.3 million thereafter. These net operating losses will expire between 2029 and 2036.
At both December 31, 2022 and 2021, the Company had $2.3 million of Alternative Minimum Tax (“AMT”) Tax Credits that were part of the Sun acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2022, 2021 and 2020, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2022 included approximately $10.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.
The Company’s federal and state income tax returns are routinely subject to examination by the Internal Revenue Service and New Jersey, New York, Pennsylvania, and several other state and city tax authorities the Company operates in. The Company believes the assumptions used to record tax-related assets or liabilities have been appropriate. However, such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.

The Company is currently under examination by the New Jersey Department of Taxation in connection with the 2014 to 2017 tax years. As of December 31, 2022, the Company has not received any notices of proposed adjustments from this audit. The Company also received notification of an upcoming examination by the New York State Department of Taxation and Finance in connection with the 2019 to 2021 tax years. The tax years that remain subject to examination by the federal government and most state or city tax authorities include the tax years 2019 and forward. Excluding the above, the tax years that remain subject to examination by New Jersey are 2018 and forward.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance required that the effect of income tax law changes on deferred taxes be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, the Company recognized an additional income tax benefit of $1.9 million for the year ended December 31, 2018 and additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit. The amount included in accumulated other comprehensive income at December 31, 2022, subject to reclassification, was $550,000.
There were no unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020.
Note 11. Employee Stock Ownership Plan
The Bank maintains an ESOP which all full-time employees are eligible to participate in after they attain age 21 and complete one year of service during which they work at least 1000 hours. ESOP shares are allocated among participants on the basis of compensation earned during the year. Employees are fully vested in their ESOP account after the completion of five years of credited service or completely, if service was terminated due to death, retirement, disability or change in control of the Company. ESOP participants are entitled to receive distributions from the ESOP account only upon termination of service, which includes retirement and death, except that a participant may elect to have dividends distributed as a cash payment on a quarterly basis.
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
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2022 and 2021, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loans, totaled $2.7 million and $2.3 million, respectively. During 2022 and 2021, $245,000 and $268,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2022 and 2021, the loan had an outstanding balance of $6.8 million and $9.2 million, respectively, and the ESOP had unallocated shares of 317,343 and 437,725, respectively. At December 31, 2022, the unallocated shares had a fair value of $6.7 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the years ended December 31, 2022, and 2021, the Bank recorded compensation expense related to the ESOP of $2.5 million and $2.2 million, respectively, which included $82,000 and $179,000, respectively, of additional compensation expense to reflect the increase in the average fair value of shares committed to be released and allocated shares in excess of the Bank’s cost. For the year ended December 31, 2020, the Bank recorded compensation expense related to the ESOP of $1.1 million including $80,000 related to a decrease in compensation expense to reflect the decrease in the average fair value of shares committed to be released and allocated shares below the Bank’s cost. As of December 31, 2022, 2,645,342 shares had been allocated to participants and 120,382 shares were committed to be released for services rendered in 2022.
Note 12. Incentive Plans
The Company offers long-term incentive plans that provide for the granting of stock awards (both time-vested and performance-based) and stock options, as well as phantom stock units. The Company has established these plans to attract and retain qualified personnel in key positions, provide officers, employees, and non-employee directors with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. All officers, other employees, and non-employee directors of the Company and its affiliates are eligible to receive awards under the plans.
Overview of Incentive Plans
The OceanFirst Financial Corp. 2011 Stock Incentive Plan, which authorized the granting of stock options or awards of common stock, was approved by stockholders in 2011. This plan was subsequently amended in 2017 to increase the number of authorized shares available for grant and to update the performance goals under which performance-based awards may be granted.
The OceanFirst Financial Corp. 2020 Stock Incentive Plan, which also authorized the granting of stock options or awards of common stock, was approved by stockholders in 2020. This plan was subsequently amended in 2021 to increase the number of shares authorized for issuance through equity awards.
The following table presents the amount of the plans’ authorized shares and those that remain available for issuance as of December 31, 2022. Both plans allowed the Company to authorize shares subject to options or, in lieu of options, shares in the form of stock awards.

	Authorized Awards			Authorized but Not Issued
	Stock Options	or	Stock Awards	Stock Options	or	Stock Awards
2020 Plan	6,950,000		2,780,000	4,354,574		1,741,830
2011 Plan	4,000,000		1,600,000	200,003		80,001
Total	10,950,000		4,380,000	4,554,577		1,821,831
Stock Awards
The Company grants time-based and performance-based stock awards. Time-based awards vest ratably, and generally have a three- to five- year vesting period. Performance-based stock awards, which are granted to certain senior executives, vest based on the estimated probability of achievement of defined tiered performance goals or include market-based conditions. Tiered performance goals for each metric are aligned with corresponding tiered vesting values and have been set using financial data from the applicable strategic plan as approved by the Board.
The Company granted performance-based stock awards in 2022, 2021 and 2020. The 2022 performance-based stock awards were issued with a three year cliff vesting schedule and the 2021 and 2020 performance-based stock awards vest in equal amounts over a four- to five-year period.
The 2022 performance-based stock awards include market-based condition awards. The fair value of these awards were estimated through the use of the Monte Carlo valuation model applying the following assumptions:

2022
Risk-free interest rate	1.36%
Expected performance period	2.9 years
Expected volatility	41.10%
The risk-free interest rate is based on the U.S Treasury rate, at valuation date, with a term equal to the expected performance period. The expected performance period reflects the remaining term of the awards’ performance period. Expected volatility is based on actual historical results.
A summary of the granted but unvested stock award activity, which included both time- and performance-based stock awards, for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	778,971	$22.30	575,996	$23.42	451,443	$25.61
Granted	279,750	21.47	388,392	21.53	256,649	20.38
Vested	(190,094)	23.14	(126,292)	24.04	(96,564)	24.41
Forfeited	(33,287)	22.17	(59,125)	24.39	(35,532)	26.56
Outstanding at end of year	835,340	$21.84	778,971	$22.30	575,996	$23.42
Stock Options
The Company’s stock options expire 10 years from the date of grant and generally vest at a rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the grant date. The Company typically issues treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company did not grant stock options for the years ended December 31, 2022 and 2021. The fair value of stock options granted in 2020 was estimated through the use of the Black-Scholes option pricing model applying the following assumptions:

2020
Risk-free interest rate	1.03%
Expected option life	7 years
Expected volatility	23%
Expected dividend yield	3.33%

Weighted average fair value of an option share granted during the year	$2.93
Intrinsic value of options exercised during the year (in thousands)	2,499
The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected option life. The expected option life conforms to the Company’s actual experience. Expected volatility is based on actual historical results.

A summary of option activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,458,255	$21.02	2,838,867	$20.67	2,424,032	$19.80
Granted	—	—	—	—	699,651	20.44
Exercised	(217,038)	14.17	(264,717)	14.80	(213,506)	9.50
Forfeited	—	—	(1,828)	23.78	(6,357)	21.26
Expired	(30,533)	23.68	(114,067)	26.62	(64,953)	22.51
Outstanding at end of year	2,210,684	$21.66	2,458,255	$21.02	2,838,867	$20.67
Options exercisable	1,645,901		1,583,521		1,596,927
The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$11.70 to $16.03	194,374	0.3 years	$14.19	194,374	0.3 years	$14.19
16.04 to 20.36	464,706	2.2	17.45	464,706	2.2	17.45
20.37 to 24.69	733,485	6.9	20.55	334,172	6.6	20.68
24.70 to 29.01	818,119	5.2	26.82	652,649	5.0	27.16
	2,210,684	4.7 years	$21.66	1,645,901	4.0 years	$21.57
The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2022 was $3.7 million and $3.4 million, respectively.
Phantom Stock Units
In 2022, the Company also established the OceanFirst Bank Phantom Equity Plan to issue phantom stock units to select senior management employees. The phantom stock units are liability-classified time-based awards, which vest ratably over a three- to five- year period. The fair value is determined based on the Company’s stock price at the grant date and remeasured quarterly. The phantom stock units are settled in cash when they vest.
Compensation Expense
The compensation expense for stock awards, stock options and phantom stock units were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Stock awards	$5,698	$4,161	$2,792
Stock options	940	1,244	1,466
Phantom stock units	554	—	—
Total	$7,192	$5,405	$4,258
At December 31, 2022, the Company had an estimated $15.1 million of unrecognized compensation costs related to non-vested stock awards, stock options, and phantom stock units. This cost will be recognized over the remaining vesting period of 2.23 years.
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
At December 31, 2022, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2022
Unused consumer and residential construction loan lines of credit (primarily floating-rate)	$410,902
Unused commercial and commercial construction loan lines of credit (primarily floating-rate)	1,368,017
Other commitments to extend credit:
Fixed-rate	59,526
Adjustable-rate	11,280
Floating-rate	95,274
The Company’s fixed-rate loan commitments expire within 90 days of issuance and carried interest rates ranging from 4.50% to 9.50% at December 31, 2022.
At December 31, 2022, the Company had $7.5 million of unfunded capital commitments related to investment funds.
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
At December 31, 2022, the Company is obligated under noncancelable operating leases for premises and equipment. Rental and lease expense under these leases were $6.3 million, $7.2 million, and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 17 Leases for the projected minimum lease commitments as of December 31, 2022.
The Company grants residential real estate and first mortgage commercial real estate loans to borrowers primarily located throughout New Jersey and the major metropolitan markets of Philadelphia, New York, Baltimore, and Boston. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial real estate loans to become inadequately collateralized, which would expose the Company to a greater risk of loss.
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

Note 14. Earnings Per Share
The following reconciles average shares outstanding for basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Weighted average shares outstanding	59,219	59,873	60,358
Less: Unallocated ESOP shares	(378)	(360)	(426)
Unallocated incentive award shares	(111)	(107)	(13)
Average basic shares outstanding	58,730	59,406	59,919
Add: Effect of dilutive securities:
Incentive awards	148	243	153
Average diluted shares outstanding	58,878	59,649	60,072
For the years ended December 31, 2022, 2021 and 2020, antidilutive stock options of 1,544,000, 1,566,000, and 2,242,000, respectively, were excluded from the earnings per share calculations.

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
Equity Investments
Equity investments with readily determinable fair value are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1) or using inputs other than quoted prices that are based on market observable information (Level 2). Fair value for certain securities, including convertible preferred stock, was determined using broker or dealer quotes with limited levels of activity and price transparency (Level 3). Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (measurement alternative). Certain equity investments without readily determinable fair values are measured at net asset value (“NAV”) per share as a practical expedient, which are excluded from the fair value hierarchy levels in the table below.
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
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$457,648	$—	$457,648	$—
Equity investments	61,942	430	61,511	—
Interest rate derivative assets	113,420	—	113,420	—
Interest rate derivative liability	(113,473)	—	(113,473)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	40,095	—	—	37,076
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,635	—	—	9,635
December 31, 2021
Items measured on a recurring basis:
Debt securities available-for-sale	$568,255	$—	$568,255	$—
Equity investments	90,726	14,608	73,400	2,718
Interest rate derivative assets	22,787	—	22,787	—
Interest rate derivative liability	(22,855)	—	(22,855)	—
Items measured on a non-recurring basis:
Equity investments	10,429	—	—	10,429
Other real estate owned	106	—	—	106
Loans measured for impairment based on the fair value of the underlying collateral (3)	16,233	—	—	16,233
(1) Primarily consists of $37.1 million of equity investments measured under the measurement alternative, which included $20.0 million of unrealized gains as a result of observable price changes in the investments for the year ended December 31, 2022.
(2) Equity investments of $40.1 million includes $3.0 million of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The amounts are based on independent appraisals, which may be adjusted by management for qualitative factors, such as economic factors and estimated liquidation expenses. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

The following table reconciles, for the year ended December 31, 2022 and 2021, the beginning and ending balances for equity investments that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs (in thousands):

	For the Year Ended December 31,
	2022	2021
Beginning balance	$2,718	$2,540
Total gains included in earnings	—	178
Transfers out of Level 3	(2,718)	—
Ending balance	$—	$2,718
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. During the year ended December 31, 2022, the Company executed its right to convert $2.7 million of preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy for the year ended December 31, 2021.
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
FHLB Advances and Other Borrowings
Fair value estimates are based on discounting contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of December 31, 2022 and 2021 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2022
Financial Assets:
Cash and due from banks	$167,946	$167,946	$—	$—
Debt securities held-to-maturity	1,221,138	—	1,097,984	12,057
Restricted equity investments	109,278	—	—	109,278
Loans receivable, net and loans held-for-sale	9,869,408	—	—	9,103,137
Financial Liabilities:
Deposits other than time deposits	8,133,186	—	8,133,186	—
Time deposits	1,542,020	—	1,504,601	—
FHLB advances and other borrowings	1,406,569	—	1,416,384	—
Securities sold under agreements to repurchase with customers	69,097	69,097	—	—
December 31, 2021
Financial Assets:
Cash and due from banks	$204,949	$204,949	$—	$—
Debt securities held-to-maturity	1,139,193	—	1,138,529	14,215
Restricted equity investments	53,195	—	—	53,195
Loans receivable, net and loans held-for-sale	8,583,352	—	—	8,533,506
Financial Liabilities:
Deposits other than time deposits	8,957,815	—	8,957,815	—
Time deposits	775,001	—	773,766	—
Other borrowings	229,141	—	251,491	—
Securities sold under agreements to repurchase with customers	118,769	118,769	—	—
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

Note 16. Derivatives and Hedging Activities
The Company enters into derivative financial instruments which involve, to varying degrees, interest rate and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures, seeking to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes derivative financial instruments to accommodate the business needs of its customers as well as to economically hedge the exposure that this creates for the Company. Additionally, the Company enters into certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The Company does not use derivative financial instruments for trading purposes.
Customer Derivatives – Interest Rate Swaps and Cap Contracts
Derivatives Not Designated as Hedging Instruments
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized gains of $49,000, $72,000, and $428,000 in commercial loan swap income resulting from fair value adjustments for the years ended December 31, 2022, 2021 and 2020, respectively.
Derivatives Designated as Hedging Instruments
For the year ended December 31, 2022, the Company entered into an interest rate swap intended to add stability to its net interest income and to manage its exposure to future interest rate movements associated with a pool of floating rate commercial loans. The swap requires the Company to pay variable-rate amounts indexed to one-month term SOFR to the counterparty in exchange for the receipt of fixed-rate amounts at 4.0% from the counterparty. The swap was designated and qualified as a cash flow hedge, under ASC Topic 815, Derivatives and Hedging. The maximum length of time over which forecasted cash flows are hedged is approximately three years.
The effect on the Company’s accumulated other comprehensive income attributable to cash flow hedge derivative, net of tax, was a $25,000 loss for the year ended December 31, 2022 due to unrealized mark to market losses on the derivative. There were no gains or losses recognized in income from the Company’s cash flow hedge for the year ended December 31, 2022.

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of December 31, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,368,245	$113,420	$113,440
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	33
Total Derivatives	$1,468,245	$113,420	$113,473
As of December 31, 2021
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$938,727	$22,787	$22,855
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $40,000 and $19.8 million at December 31, 2022 and 2021, respectively. The amount of collateral received from third parties was $104.5 million at December 31, 2022. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $113.5 million and $22.9 million at December 31, 2022 and 2021, respectively.
The interest rate derivatives which the Company executes with the commercial borrowers are collateralized by the borrowers’ commercial real estate financed by the Company.

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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		For the Year Ended
		December 31, 2022	December 31, 2021
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$19,055	$17,442
Finance lease ROU asset	Premises and equipment, net	1,532	1,495
Total lease ROU assets		$20,587	$18,937

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$20,053	$17,982
Finance lease liability	Other borrowings	1,934	1,904
Total lease liabilities		$21,987	$19,886
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $7.7 million and $8.2 million as of December 31, 2022 and 2021, respectively.
The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, ASC Topic 842, Leases requires the Company to use the rate implicit in the lease, provided the rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance lease, the Company utilized its incremental borrowing rate at lease inception.

	December 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term
Operating leases	6.87 years	8.22 years
Finance lease	6.60 years	7.59 years
Weighted-Average Discount Rate
Operating leases	2.86%	2.97%
Finance lease	5.63%	5.63%

The following table represents lease expenses and other lease information (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Lease Expense
Operating lease expense	$5,000	$5,935	$6,438
Finance lease expense:
Amortization of ROU assets	207	199	174
Interest on lease liabilities (1)	104	112	110
Total	$5,311	$6,246	$6,722

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,466	$5,263	$6,298
Operating cash flows from finance leases	104	112	110
Financing cash flows from finance leases	214	195	187
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2023	$350	$4,333
2024	350	3,961
2025	350	3,741
2026	350	3,008
2027	350	2,027
Thereafter	559	5,348
Total	2,309	22,418
Less: Imputed interest	(375)	(2,365)
Total lease liabilities	$1,934	$20,053

Note 18. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities. For further discussion on the acquisition of Trident refer to Note 3 Business Combinations, to this Form 10-K.

The summarized financial information for the Company’s consolidated VIE consisted of the following (in thousands):

As of December 31, 2022
Cash and cash equivalents	$30,062
Other assets	941
Total assets	31,003
Other liabilities	28,998
Net assets	$2,005

Note 19. Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2022 and 2021 and condensed statements of operations and cash flows for the years ended December 31, 2022, 2021 and 2020 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank, and OceanFirst Risk Management, Inc., and non-wholly owned subsidiary, Trident, using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2022	2021
Assets:
Cash and due from banks	$10,623	$8,803
Advances to Bank	32,840	63,480
Equity securities	95,261	87,622
ESOP loan receivable	6,751	9,231
Investment in subsidiaries	1,630,199	1,575,549
Goodwill	5,827	—
Other assets	1,760	2,781
Total assets	$1,783,261	$1,747,466
Liabilities and Stockholders’ Equity:
Borrowings	$193,469	$227,237
Other liabilities	4,328	3,676
OceanFirst Financial Corp. stockholders’ equity	1,584,662	1,516,553
Non-controlling interest	802	—
Total stockholders’ equity	1,585,464	1,516,553
Total liabilities and stockholders’ equity	$1,783,261	$1,747,466
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Dividend income – subsidiaries	$73,011	$40,000	$54,000
Interest and dividend income – debt and equity securities	2,387	2,070	949
Interest income – advances to subsidiary Bank	562	298	403
Interest income – ESOP loan receivable	227	289	301
Net gain on equity investments	7,973	7,499	20,460
Total income	84,160	50,156	76,113
Interest expense – borrowings	10,861	11,102	10,592
Operating expenses	4,258	3,307	3,382
Income before income taxes and undistributed earnings of subsidiaries	69,041	35,747	62,139
Benefit (provision) for income taxes	959	1,018	(2,901)
Income before undistributed earnings of subsidiaries	70,000	36,765	59,238
Undistributed earnings of subsidiaries	77,357	73,311	4,071
Net income	147,357	110,076	63,309
Net income attributable to non-controlling interest	754	—	—
Net income attributable to OceanFirst Financial Corp.	$146,603	$110,076	$63,309

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$147,357	$110,076	$63,309
Decrease (increase) in advances to subsidiary Bank	30,640	37,824	(73,426)
Undistributed earnings of subsidiary Bank	(77,357)	(73,311)	(4,071)
Net gain on equity investments	(7,973)	(7,499)	(20,460)
Net premium amortization in excess of discount accretion on securities	1,185	755	—
Amortization of deferred costs on borrowings	548	824	576
Net amortization of purchase accounting adjustments	684	542	638
Change in other assets and other liabilities	2,336	7,359	648
Net cash provided by (used in) operating activities	97,420	76,570	(32,786)
Cash flows from investing activities:
Proceeds from sales of equity investments	6,482	98,791	15,339
Purchase of equity investments	(7,207)	(86,462)	(95,228)
Increase in ESOP loan receivable	—	(3,200)	—
Repayments on ESOP loan receivable	2,480	2,040	1,200
Cash consideration for acquisition, net of cash received	(7,084)	—	—
Net cash (used in) provided by investing activities	(5,329)	11,169	(78,689)
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	—	—	122,180
Repayments of other borrowings	(35,000)	(7,500)	(7,999)
Dividends paid	(47,511)	(44,510)	(42,917)
Purchase of treasury stock	(7,396)	(36,059)	(14,814)
Net proceeds from the issuance of preferred stock	—	—	55,529
Exercise of stock options	424	1,946	1,241
Distributions to non-controlling interest	(788)	—	—
Net cash (used in) provided by financing activities	(90,271)	(86,123)	113,220
Net increase in cash and due from banks	1,820	1,616	1,745
Cash and due from banks at beginning of year	8,803	7,187	5,442
Cash and due from banks at end of year	$10,623	$8,803	$7,187

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 55.
(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2022 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	2,210,684	$21.66	4,554,577
Equity compensation plans not approved by stockholders	—	—	—
Total	2,210,684	$21.66	4,554,577

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023 under the captions “Proposal 1. Election of Directors — Board Independence” and “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The independent public accounting firm is Deloitte & Touche LLP, Philadelphia, Pennsylvania. Their firm ID as assigned by the PCAOB is 34. The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 23, 2023 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of this report:
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Midtown Merger Sub Corp. and Country Bank Holding Company, Inc.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
2.2	Agreement and Plan of Merger, dated as of August 9, 2019, by and among OceanFirst Financial Corp., Hammerhead Merger Sub Corp. and Two River Bancorp.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed by OceanFirst Financial Corp. on August 13, 2019.
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
3.3	Certificate of Designation of 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Secretary of State of the State of Delaware and effective May 6, 2020.	Incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.1	Specimen of the Company’s 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A Certificate	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.2	Deposit Agreement, dated as of May 7, 2020, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.3	Form of Depositary Receipt	Incorporated herein by reference from Exhibit A included in Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.4	Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.5	First Supplemental Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.6	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030	Incorporated herein by reference from Exhibit 4.2 to Form 8-K filed on May 1, 2020.
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K filed on March 1, 2021.

Exhibit No:	Exhibit Description	Reference
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.28	2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.
10.29	2011 Cash Incentive Compensation Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.

Exhibit No:	Exhibit Description	Reference
10.35A	Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Joseph J. Lebel III, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.38	Separation, Non-Competition and Consulting Agreement, dated as of August 9, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Joseph M. Murphy, Jr.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on December 19, 2019.
10.39	Consulting Agreement, dated as of December 31, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and William D. Moss	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K/A filed on January 2, 2020.
10.40	OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 22, 2020.
10.41	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Stock Options	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.42	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Time-Vested Stock Awards	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.43	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Performance Based Stock Award Agreement	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.44	Amendment No.1 to the OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 20, 2021
10.45	Employment Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
10.46	Executive Change in Control Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Incorporated herein by reference to the Exhibits to the Quarterly Report on Form 10-Q filed on November 4, 2021
10.47	Executive Employment Agreement between OceanFirst Financial Corp. and Patrick Barrett	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.48	Confidentiality and Executive Restriction Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.49	Executive Change in Control Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
14.1	Amended OceanFirst Bank, N.A. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
14.2	OceanFirst Financial Corp. Code of Ethics for Senior Officers	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith.
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Exhibit No:	Exhibit Description	Reference
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
Chief Executive Officer

Date:	February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 24, 2023
Christopher D. Maher
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick S. Barrett	February 24, 2023
Patrick S. Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patrick Chong	February 24, 2023
Patrick Chong
(Principal Accounting Officer)

/s/ Anthony R. Coscia	February 24, 2023
Anthony R. Coscia
Director

/s/ Michael D. Devlin	February 24, 2023
Michael D. Devlin
Director

/s/ Jack M. Farris	February 24, 2023
Jack M. Farris
Director

Name	Date

/s/ Kimberly M. Guadagno	February 24, 2023
Kimberly M. Guadagno
Director

/s/ Nicos Katsoulis	February 24, 2023
Nicos Katsoulis
Director

/s/ Joseph J. Lebel	February 24, 2023
Joseph J. Lebel
Director, President and Chief Operating Officer

/s/ Joseph M. Murphy, Jr.	February 24, 2023
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	February 24, 2023
Steven M. Scopellite
Director

/s/ Grace C. Torres	February 24, 2023
Grace C. Torres
Director

/s/ Patricia L. Turner	February 24, 2023
Patricia L. Turner
Director

/s/ John E. Walsh	February 24, 2023
John E. Walsh
Director