Form 10-Q
period 2023-03-31
OCEANFIRST FINANCIAL CORP
filed 2023-05-01
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
As of April 26, 2023, there were 59,486,086 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022	March 31, 2022
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,555,175	$13,103,896	$12,164,945
Loans receivable, net of allowance for loan credit losses	9,986,949	9,868,718	9,065,679
Deposits	9,993,095	9,675,206	10,056,233
Total stockholders’ equity	1,610,371	1,585,464	1,519,334
SELECTED OPERATING DATA:
Net interest income	98,802	106,488	84,227
Provision for credit losses	3,013	3,647	1,851
Other income	2,073	27,551	8,852
Operating expenses	61,309	59,728	57,495
Net income	27,899	53,311	25,759
Net income attributable to OceanFirst Financial Corp.	27,883	53,272	25,759
Net income available to common stockholders	26,879	52,268	24,755
Diluted earnings per share	0.46	0.89	0.42
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	27.07	26.81	25.58
Cash dividend per share	0.20	0.20	0.17
Dividend payout ratio per common share	43.48%	22.47%	40.48%
Stockholders’ equity to total assets	11.88	12.10	12.49
Return on average assets (2) (3) (4)	0.82	1.62	0.84
Return on average stockholders’ equity (2) (3) (4)	6.77	13.25	6.57
Net interest rate spread (5)	2.92	3.37	3.08
Net interest margin (2) (6)	3.34	3.64	3.18
Operating expenses to average assets (2) (4)	1.88	1.85	1.95
Efficiency ratio (4) (7)	60.78	44.56	61.77
Loans-to-deposits ratio (8)	100.50	102.50	90.60
ASSET QUALITY:
Non-performing loans (9)	$22,437	$23,265	$26,925
Non-performing assets (9)	22,437	23,265	27,031
Allowance for loan credit losses as a percent of total loans receivable (8) (10)	0.60%	0.57%	0.56%
Allowance for loan credit losses as a percent of total non-performing loans (9) (10)	268.28	244.25	187.92
Non-performing loans as a percent of total loans receivable (8) (9)	0.22	0.23	0.30
Non-performing assets as a percent of total assets (9)	0.17	0.18	0.22
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Performance ratios for the quarter ended March 31, 2023 included a net expense related to merger related expenses, net branch consolidation expense, net loss on equity investments, and net loss on sale of investments of $7.6 million, or $5.8 million, net of tax benefit. Performance ratios for the quarter ended December 31, 2022 included a net benefit related to merger related expenses, net branch consolidation expenses, and net gain on equity investments of $16.8 million, or $12.7 million, net of tax expense. Performance ratios for the quarter ended March 31, 2022 included a net expense related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $5.2 million, or $4.0 million, net of tax benefit.
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

(8) Total loans receivable excludes loans held-for-sale.
(9) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(10) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $10.5 million, $11.4 million, and $16.9 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

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
Key developments relating to the Company’s financial results and corporate activities for the quarter ended March 31, 2023 were as follows:

•Robust Liquidity Position: The Company enhanced on-balance sheet liquidity by increasing cash and due from banks by $328.2 million with a corresponding increase in deposits of $317.9 million. Excluding a $364.2 million increase in brokered time deposits, deposits decreased less than 1%, reflecting stability in the deposit base. At March 31, 2023, the Company’s loans-to-deposit ratio was 100.5% and the Company had total available liquidity and funding capacity across multiple liquidity sources of $3.6 billion.
•Strong Balance Sheet Quality: Stockholders’ equity increased to $1.61 billion at March 31, 2023, or 11.88% of total assets, which were adversely impacted this quarter by the increase in on-balance sheet liquidity. Additionally, the fair values of total debt securities portfolio improved $23.6 million and asset quality remained strong.
•Solid Margin and Earnings: Net interest margin was 3.34%, an increase from 3.18% in the prior year and a decrease from 3.64% in the prior linked quarter. The current quarter yield on interest earning assets expanded to 4.68% and the cost of funds increased to 1.76%. Costs of funds were impacted by the tightening of liquidity across the industry and, to a lesser extent, the increase in on-balance sheet liquidity. This resulted in net interest income of $98.8 million, an increase of $14.6 million from the prior year and a decrease of $7.7 million from the record prior linked quarter. While down relative to a very strong linked quarter, the current quarter results compare favorably to the preceding three quarters of 2022.
The current quarter results were impacted by the following matters. Cost of funds were adversely impacted by the tightening of liquidity across the industry and, to a lesser extent, the Company’s decision to increase liquidity as a result of the recent industry events. Also, the Company reviewed its investment securities portfolio and made a strategic decision to sell specific positions in two financial institutions that were adversely impacted or deemed to have an elevated risk profile caused by recent industry events. This resulted in a loss of $4.0 million, net of tax, for sales of investments during the current quarter. The operating results also included strategic investments made to conduct benchmark studies and design detailed strategies to improve future profitability and operational efficiencies.
Net income available to common stockholders for the quarter ended March 31, 2023 increased to $26.9 million, or $0.46 per diluted share, as compared to $24.8 million, or $0.42 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders were $1.0 million for each of the quarters ended March 31, 2023 and 2022, respectively.
The Company remains well-capitalized with a stockholders’ equity to total assets ratio of 11.88% at March 31, 2023.
On April 20, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share. The dividend, related to the quarter ended March 31, 2023, will be paid on May 19, 2023 to common stockholders of record on May 8, 2023. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on May 15, 2023 to preferred stockholders of record on April 28, 2023.

Recent Developments
Recent bank failures have led to uncertainty and volatility in the financial services industry. In response to these events, the Company took a series of precautionary measures, which included expanding and optimizing its funding and contingency funding sources; enhanced monitoring of deposit and funding flows; refreshing stress test scenarios; and evaluating supplemental liquidity and conservation measures. Additionally, management executed other timely actions such as re-evaluating the securities portfolio and updating capital and credit stress tests to understand and mitigate other potential risks that were highlighted by these events.
As a result of these procedures, a few key actions taken by the Company included increasing on-balance-sheet liquidity and funding capacity to $3.6 billion; selling specific positions in two financial institutions and concluding no further impairment existed in the Company’s remaining securities portfolio; and performing credit stress tests on the Company’s commercial real estate – investor portfolio, which included site visits. These actions resulted in a robust liquidity position and strong balance sheet. The Company continues to monitor these events and the impact they may have in future periods, and will respond accordingly. Refer to the “Liquidity and Capital Resources” section and to Part II. Item 1A. “Risk Factors” for further information regarding liquidity.
Additionally, the United States government, particularly the Federal Deposit Insurance Company (“FDIC”), U.S Department of Treasury, and the Board of Governors of the Federal Reserve System, have taken measures designed to restore confidence in the financial markets.
Community Reinvestment Act
The Bank received a Community Reinvestment Act (“CRA”) Performance Evaluation from the Office of the Comptroller of the Currency (the “OCC”) with a rating of “Needs to Improve” for the evaluation period January 1, 2018 through December 31, 2020. Based on its performance on the individual components of the CRA tests, the Bank received a rating of “Low Satisfactory” for the Lending, Investment, and Service Tests. The Bank’s final overall rating, however, was downgraded to “Needs to Improve” because of a Fair Housing Act violation cited by the OCC. The Bank’s management has taken actions to address the deficiencies and is committed to taking further voluntary corrective actions.
A “Needs to Improve” rating restricts certain expansionary activities, including certain mergers and acquisitions and the establishment of Bank branches. The rating will also result in a loss of expedited processing of applications to undertake certain activities.
These restrictions will remain in place until the OCC issues a higher CRA rating following a subsequent CRA examination. The next CRA examination is expected to commence sometime in 2024 for the CRA examination period 2021 to 2023. The precise timing of the examination and any results therefrom will not be known until after the completion of the examination.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three months ended March 31, 2023 and 2022, interest income included net loan fees of $598,000 and $970,000, respectively.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2023 and 2022. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$129,740	$938	2.93%	$88,826	$37	0.17%
Securities (2)	1,955,399	16,376	3.40	1,846,452	8,478	1.86
Loans receivable, net (3)
Commercial	6,840,006	92,780	5.50	6,037,639	58,355	3.92
Residential real estate	2,872,049	25,161	3.50	2,542,655	21,339	3.36
Home equity loans and lines and other consumer (“other consumer”)	263,404	3,779	5.82	257,024	2,774	4.38
Allowance for loan credit losses, net of deferred loan costs and fees	(50,554)	—	—	(40,457)	—	—
Loans receivable, net	9,924,905	121,720	4.96	8,796,861	82,468	3.79
Total interest-earning assets	12,010,044	139,034	4.68	10,732,139	90,983	3.43
Non-interest-earning assets	1,234,549			1,215,071
Total assets	$13,244,593			$11,947,210
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,863,338	6,269	0.66%	$4,377,368	2,149	0.20%
Money market	705,631	1,759	1.01	788,063	318	0.16
Savings	1,369,118	334	0.10	1,609,415	125	0.03
Time deposits	1,826,662	12,968	2.88	767,709	1,449	0.77
Total	7,764,749	21,330	1.11	7,542,555	4,041	0.22
Federal Home Loan Bank (“FHLB”) advances	1,222,791	14,614	4.85	29,433	35	0.48
Securities sold under agreements to repurchase	71,898	90	0.51	117,623	42	0.14
Other borrowings	212,159	4,198	8.02	228,522	2,638	4.68
Total borrowings	1,506,848	18,902	5.09	375,578	2,715	2.93
Total interest-bearing liabilities	9,271,597	40,232	1.76	7,918,133	6,756	0.35
Non-interest-bearing deposits	2,028,507			2,401,797
Non-interest-bearing liabilities	334,812			99,441
Total liabilities	11,634,916			10,419,371
Stockholders’ equity	1,609,677			1,527,839
Total liabilities and equity	$13,244,593			$11,947,210
Net interest income		$98,802			$84,227
Net interest rate spread (4)			2.92%			3.08%
Net interest margin (5)			3.34%			3.18%
Total cost of deposits (including non-interest-bearing deposits)			0.88%			0.16%

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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022
Total assets increased by $451.3 million to $13.56 billion, from $13.10 billion, due to higher cash and due from banks and loans, partially offset by lower other assets. Cash and due from banks increased $328.2 million to $496.2 million, from $167.9 million as the Company strategically increased cash on hand. Total loans increased by $121.8 million to $10.04 billion, from $9.92 billion, due to loan originations. Total debt securities increased modestly by $18.8 million, primarily due to purchases earlier in the quarter. Other assets decreased by $22.6 million to $198.4 million, from $221.1 million, primarily due to a decrease in market values associated with customer interest rate swap programs.
Total liabilities increased by $426.4 million to $11.94 billion, from $11.52 billion, due to an increase in funding across deposits and FHLB advances. Deposits increased by $317.9 million to $9.99 billion, from $9.68 billion. Time deposits increased to $2.39 billion, or 23.9% of total deposits, from $1.54 billion, or 15.9% of total deposits, due to increases of $364.2 million in brokered time deposits and $481.0 million in retail time deposits. The increase in deposits aided in reducing the loans-to-deposit ratio to 100.5%, as compared to 102.5%. FHLB advances increased by $135.4 million to $1.35 billion from $1.21 billion to increase cash liquidity reserves.
Other liabilities decreased by $38.8 million to $307.3 million, from $346.2 million, primarily due to a decrease in the market values associated with customer interest rate swap programs and related collateral received from counterparties.
Total stockholders’ equity increased to $1.61 billion, as compared to $1.59 billion, reflecting net income available to common stockholders of $26.9 million for the quarter and a net gain on available-for-sale debt securities, which decreased accumulated other comprehensive loss by $6.7 million to $29.3 million, from $36.0 million.
For the quarter ended March 31, 2023, the Company did not repurchase shares under its stock repurchase program. There were 2,934,438 shares available for repurchase at March 31, 2023 under the existing repurchase program. Stockholders’ equity per common share increased to $27.07, as compared to $26.81.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022
General
Net income available to common stockholders was $26.9 million, or $0.46 per diluted share, as compared to $24.8 million, or $0.42 per diluted share. Net income available to common stockholders for the quarter ended March 31, 2023 included merger related expenses of $22,000, net branch consolidation expense of $70,000, net loss on equity investments of $2.2 million and net loss on sale of investments of $5.3 million. These items decreased net income by $5.8 million, net of tax, for the quarter ended March 31, 2023. Net income available to common stockholders for the quarter ended March 31, 2022 included merger related expenses of $2.0 million, net branch consolidation expenses of $402,000, and a net loss on equity investments of $2.8 million. These items decreased net income by $4.0 million, net of tax, for the quarter ended March 31, 2022.
Interest Income
Interest income increased to $139.0 million from $91.0 million reflecting an increase in average interest-earning assets and higher related yield. Average interest-earning assets increased by $1.28 billion, primarily due to loan growth. Average loans receivable, net of allowance for loan credit losses, increased by $1.13 billion, primarily concentrated in commercial loan growth. The yield on average interest-earning assets increased to 4.68% from 3.43% due to the impact of rising rates on interest-earning assets growth.
Interest Expense
Interest expense increased to $40.2 million from $6.8 million reflecting an increase in cost of funds and higher average balances. The cost of average interest-bearing liabilities increased to 1.76% from 0.35%, as a result of higher costs associated with the expansion in FHLB advances and interest-bearing deposits, particularly time deposits, in a rising rate environment. The total cost of deposits (including non-interest bearing deposits) increased to 0.88% from 0.16% for the prior year.
Net Interest Income and Margin
Net interest income increased to $98.8 million from $84.2 million, reflecting an increase in average interest-earning assets and net interest margin. Net interest margin increased to 3.34% from 3.18%. Net interest margin increased due to the net impact of the rising rate environment on both interest earning assets and liabilities and total growth.

Provision for Credit Losses
Provision for credit losses was $3.0 million, as compared to $1.9 million. The provision for credit losses for the quarter was primarily influenced by further slowing of loan prepayment experience and, to a lesser extent, loan growth and modest migrations within risk rating categories. Net loan recoveries were $47,000 for the quarter, as compared to $92,000 for the prior year period. Non-performing loans totaled $22.4 million, as compared to $26.9 million, primarily due to loans that were paid off and partly due to loans that returned to accrual status.
Non-interest Income
Other income decreased to $2.1 million, as compared to $8.9 million in the prior year. The decrease was driven by a net loss on equity investments of $2.2 million and net loss on sale of investments of $5.3 million, related to the sale of specific positions in two financial institutions which impacted both equity investments and debt securities, as compared to a net loss on equity investments of $2.8 million in the prior year period. The remaining decrease of $2.1 million was primarily due to decreases in commercial loan swap income of $2.1 million, income from bankcard services of $1.6 million primarily as a result of the Durbin amendment, which became effective for the Company on July 1, 2022, and income from bank owned life insurance of $822,000. The decrease was partly offset by $2.2 million of title-related fees and service charges related to Trident Abstract Title Agency, LLC (“Trident”), which was acquired on April 1, 2022.
Non-interest Expense
Operating expenses increased to $61.3 million, as compared to $57.5 million in the prior year. Operating expenses for the quarter ended March 31, 2023 and 2022 included $92,000 and $2.4 million, respectively, of merger related expenses and net branch consolidation expense. The remaining increase of $6.1 million was partly due to the acquisition of Trident, which added $2.1 million of expenses. Other increases included compensation and benefits expense of $1.9 million primarily related to a mid-year 2022 inflation adjustment and annual merit-related compensation increases, and professional fees of $1.8 million primarily due to the ongoing strategies to improve profitability and operational efficiencies discussed above in ‘Summary’ section of this 10-Q.
Income Tax Expense
The provision for income taxes was $8.7 million, as compared to $8.0 million for the prior year. The effective tax rate was 23.7%, as compared to 23.6% for the prior year.

Liquidity and Capital Resources
Liquidity Management
The Company manages its liquidity and funding needs through its Treasury function and the Asset Liability Committee. The Company has an internal policy that addresses liquidity and management monitors the adherence to policy limits to satisfy current and future cash flow needs. The policy includes internal limits, monitoring of key indicators, deposit concentrations, liquidity sources and availability, quarterly stress testing, collateral management, and other qualitative and quantitative metrics.
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. The Bank and Parent Company continue to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
As a result of recent bank failures, the Company took a series of precautionary measures and opted to bolster liquidity by increasing cash on hand, pledging securities to the Federal Reserve Bank (“FRB”) discount window and the FRB’s Bank Term Funding Program (“BTFP”), and testing each line of credit including the FRB discount window and BTFP. As of March 31, 2023, the Company had on balance-sheet liquidity and funding capacity of $3.6 billion from multiple sources. Refer to the ‘Recent Developments’ section for further actions taken by management as a result of recent industry events.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which is required to be collateralized by the Bank. At March 31, 2023, the Bank had collateralized $2.2 billion of government deposits. Excluding the collateralized government deposits and intercompany deposits of fully consolidated subsidiaries, the Bank had estimated adjusted uninsured deposits of $1.9 billion, or 19% of total deposits. On balance-sheet liquidity and funding capacity represent 192% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt, preferred and common stock. For the three months ended March 31, 2023, the Parent Company received dividend payments of $29.5 million from the Bank. At March 31, 2023, the Parent Company held $53.7 million in cash.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, other borrowings, and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions, access to the FRB discount window, and the BTFP.
The Company has pledged $8.25 billion of loans and securities with the FHLB and FRB to enhance the Company’s borrowing capacity, as noted above, and includes collateral pledged to the FHLB used to obtain municipal letters of credit to collateralize certain municipal deposits. The Company had $1.35 billion of term advances from the FHLB as of March 31, 2023, as compared to $1.21 billion at December 31, 2022. As of March 31, 2023, the Company had no overnight borrowings from the FHLB and no outstanding borrowings from the FRB discount window or the BTFP.
The Company’s cash needs for the quarter ended March 31, 2023 were primarily satisfied by the increase in deposits and net proceeds from FHLB advances. The cash was primarily maintained on the balance sheet, to increase liquidity on hand, and utilized for loan originations and purchases of debt securities.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At March 31, 2023, outstanding commitments to originate loans totaled $318.4 million and outstanding undrawn lines of credit totaled $1.73 billion, of which $1.36 billion were commitments to commercial and commercial construction borrowers and $376.1 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At March 31, 2023, the Company also had various contractual obligations, which included debt obligations of $1.6 billion, including finance lease obligations of $1.9 million, and an additional $21.1 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.93 billion at March 31, 2023.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the quarter ended March 31, 2023, the Company did not repurchase any shares of its common stock. At March 31, 2023, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first three months of March 31, 2023 was $11.8 million. Cash dividends on preferred stock declared and paid during the first three months of March 31, 2023 was $1.0 million
The Company’s ability to continue to pay dividends remains dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. The Company cannot predict whether the Bank will be permitted under applicable regulations to pay a dividend to the Parent Company. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Parent Company, the Company may not have the liquidity necessary to pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders.
Capital Management
The Company manages its capital sources, uses, and expected future needs through its Treasury function and the Asset Liability Committee. The Company has an internal policy that addresses capital and management monitors the adherence to policy limits to satisfy current and future capital needs. The policy includes internal limits, monitoring of key indicators, sources and availability, intercompany transactions, forecasts and stress testing, and other qualitative and quantitative metrics.
Additionally, management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and more recently, mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. The Bank and Parent Company continue to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of March 31, 2023 and December 31, 2022, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2023	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,172,246	9.23%	$508,176	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,043,141	10.02	728,736	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,172,246	11.26	884,894	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,361,267	13.08	1,093,104	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,134,107	9.00%	$504,052	4.00%		$630,065	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,134,107	11.01	721,130	7.00	(1)	669,621	6.50
Tier 1 capital (to risk-weighted assets)	1,134,107	11.01	875,658	8.50	(1)	824,149	8.00
Total capital (to risk-weighted assets)	1,197,952	11.63	1,081,695	10.50	(1)	1,030,186	10.00
As of December 31, 2022
Company:
Tier 1 capital (to average assets)	$1,150,690	9.43%	$488,297	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,021,774	9.93	720,641	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,150,690	11.18	875,064	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,336,652	12.98	1,080,961	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,122,946	9.20%	$488,033	4.00%		$610,041	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,122,946	11.02	713,194	7.00	(1)	662,251	6.50
Tier 1 capital (to risk-weighted assets)	1,122,946	11.02	866,021	8.50	(1)	815,078	8.00
Total capital (to risk-weighted assets)	1,183,705	11.62	1,069,791	10.50	(1)	1,018,848	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At March 31, 2023 and December 31, 2022, the Company maintained a stockholders’ equity to total assets ratio of 11.88% and 12.10%, respectively.

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans:
Commercial real estate – investor	$13,643	$10,483
Commercial real estate – owner occupied	251	4,025
Commercial and industrial	162	331
Residential real estate	5,650	5,969
Other consumer	2,731	2,457
Total non-performing loans and assets	$22,437	$23,265
PCD loans, net of allowance for loan credit losses	$20,513	$27,129
Delinquent loans 30-89 days	$11,232	$14,148
Allowance for loan credit losses as a percent of total loans	0.60%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans	268.28	244.25
Non-performing loans as a percent of total loans receivable	0.22	0.23
Non-performing assets as a percent of total assets	0.17	0.18
The Company’s non-performing loans totaled $22.4 million at March 31, 2023, as compared to $23.3 million at December 31, 2022, primarily due to loans that were paid off and partly due to loans that returned to accrual status. At March 31, 2023, total non-performing loans included $6.3 million of troubled debt restructuring (“TDR”) loans that existed prior to adoption of ASU 2022-02 on January 1, 2023. At December 31, 2022, total non-performing loans included $6.4 million of TDR loans. Included in the non-performing loans total was $3.9 million of PCD loans at both March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the allowance for loan credit losses totaled $60.2 million, or 0.60% of total loans, as compared to $56.8 million, or 0.57% of total loans, at December 31, 2022. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $10.5 million and $11.4 million at March 31, 2023 and December 31, 2022, respectively.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	March 31,	December 31,
	2023	2022
Special Mention	$23,980	$48,214
Substandard	86,765	50,776
The change in special mention and substandard loans was due to a migration of certain loans from special mention to substandard risk rating, which primarily included one CRE-Investor Owned loan for $16.9 million. The remaining increase in substandard loans was primarily due to one CRE-Investor Owned relationship for $7.0 million, which was downgraded to substandard during the quarter ended March 31, 2023.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2023

In March 2022, FASB issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The adoption of this standard did not have an impact on the Company’s consolidated financial statements, as the Company currently does not have any fair value hedges.
In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan refinancings and restructurings when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this guidance prospectively, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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
In March 2023, FASB issued ASU 2023-02, “Investments - Equity Method and Joint Venture (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. The amendments in this ASU permit reporting entities to account for the tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,”

“opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers, changes in interest rates, inflation, general economic conditions, potential recessionary conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, changes in liquidity, including the size and composition of the Company’s deposit portfolio, including the percentage of uninsured deposits in the portfolio, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and savings habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees and the Bank’s ability to successfully integrate acquired operations.
These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Management of Interest Rate Risk (“IRR”)
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the IRR inherent in its lending, investment, deposit-taking, and funding activities. The Company’s profitability is affected by fluctuations in interest rates. Changes in interest rates may negatively or positively impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. Changes in interest rates may also negatively or positively impact the market value of the Company’s investment securities, in particular fixed-rate instruments. Net gains or losses in available-for-sale securities can increase or decrease accumulated other comprehensive income or loss and total stockholders’ equity. To that end, management actively monitors and manages IRR. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a substantial impact on the earnings and stockholders’ equity of the Company.
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
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. The EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the fair value of assets in the same scenario. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2022 Form 10-K.
The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity scenarios for a specific range of interest rate scenarios as of March 31, 2023 and December 31, 2022 (dollars in thousands).

	March 31, 2023					December 31, 2022
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
200	$1,357,372	(13.0)%	11.4%	$405,929	3.0%	$1,574,239	(8.5)%	13.7%	$440,916	1.2%
100	1,445,725	(7.3)	11.8	400,033	1.5	1,646,301	(4.3)	13.9	438,280	0.6
Static	1,559,654	—	12.3	394,125	—	1,719,619	—	14.1	435,492	—
(100)	1,700,426	9.0	13.0	384,961	(2.3)	1,762,678	2.5	14.0	428,519	(1.6)
(200)	1,810,221	16.1	13.4	371,839	(5.7)	1,740,837	1.2	13.5	412,038	(5.4)
The change in interest rate sensitivity was impacted by an increase in cash on hand position, floating rate loan growth and an increase in longer term fixed rate funding, partially offset by the deposit mix shift into short-term certificate of deposits.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$496,193	$167,946
Debt securities available-for-sale, at estimated fair value	452,195	457,648
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,043 at March 31, 2023 and $1,128 at December 31, 2022 (estimated fair value of $1,149,673 at March 31, 2023 and $1,110,041 at December 31, 2022)	1,245,424	1,221,138
Equity investments	101,007	102,037
Restricted equity investments, at cost	115,750	109,278
Loans receivable, net of allowance for loan credit losses of $60,195 at March 31, 2023 and $56,824 at December 31, 2022	9,986,949	9,868,718
Loans held-for-sale	1,885	690
Interest and dividends receivable	47,342	44,704
Premises and equipment, net	126,019	126,705
Bank owned life insurance	262,654	261,603
Assets held for sale	2,719	2,719
Goodwill	506,146	506,146
Core deposit intangible	12,470	13,497
Other assets	198,422	221,067
Total assets	$13,555,175	$13,103,896
Liabilities and Stockholders’ Equity
Deposits	$9,993,095	$9,675,206
Federal Home Loan Bank (“FHLB”) advances	1,346,566	1,211,166
Securities sold under agreements to repurchase with customers	70,938	69,097
Other borrowings	195,663	195,403
Advances by borrowers for taxes and insurance	31,198	21,405
Other liabilities	307,344	346,155
Total liabilities	11,944,804	11,518,432
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both March 31, 2023 and December 31, 2022	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,219,644 and 61,877,686 shares issued at March 31, 2023 and December 31, 2022, respectively; and 59,486,086 and 59,144,128 shares outstanding at March 31, 2023 and December 31, 2022, respectively	613	612
Additional paid-in capital	1,158,007	1,154,821
Retained earnings	554,941	540,507
Accumulated other comprehensive loss	(29,315)	(35,982)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(5,588)	(6,191)
Treasury stock, 2,733,558 shares at both March 31, 2023 and December 31, 2022	(69,106)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,609,553	1,584,662
Non-controlling interest	818	802
Total stockholders’ equity	1,610,371	1,585,464
Total liabilities and stockholders’ equity	$13,555,175	$13,103,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)
Interest income:
Loans	$121,720	$82,468
Debt securities	14,286	7,504
Equity investments and other	3,028	1,011
Total interest income	139,034	90,983
Interest expense:
Deposits	21,330	4,041
Borrowed funds	18,902	2,715
Total interest expense	40,232	6,756
Net interest income	98,802	84,227
Provision for credit losses	3,013	1,851
Net interest income after provision for credit losses	95,789	82,376
Other income:
Bankcard services revenue	1,330	2,963
Trust and asset management revenue	612	609
Fees and service charges	5,159	3,060
Net gain on sales of loans	20	177
Net loss on equity investments	(6,801)	(2,786)
Net loss from other real estate operations	—	(2)
Income from bank owned life insurance	1,281	2,103
Commercial loan swap income	701	2,781
Other	(229)	(53)
Total other income	2,073	8,852
Operating expenses:
Compensation and employee benefits	33,920	30,695
Occupancy	5,239	5,744
Equipment	1,205	1,370
Marketing	982	616
Federal deposit insurance and regulatory assessments	1,749	1,890
Data processing	6,154	5,736
Check card processing	1,281	982
Professional fees	5,098	3,322
Amortization of core deposit intangible	1,027	1,210
Branch consolidation expense, net	70	402
Merger related expenses	22	1,965
Other operating expense	4,562	3,563
Total operating expenses	61,309	57,495
Income before provision for income taxes	36,553	33,733
Provision for income taxes	8,654	7,974
Net income	27,899	25,759
Net income attributable to non-controlling interest	16	—
Net income attributable to OceanFirst Financial Corp.	27,883	25,759
Dividends on preferred shares	1,004	1,004
Net income available to common stockholders	$26,879	$24,755
Basic earnings per share	$0.46	$0.42
Diluted earnings per share	$0.46	$0.42
Average basic shares outstanding	58,774	58,739
Average diluted shares outstanding	58,918	58,943
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$27,899	$25,759
Other comprehensive income:
Net unrealized gain (loss) on debt securities (net of tax expense of $1,766 in 2023 and tax benefit of $3,928 in 2022)	5,547	(12,372)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $56 in 2023 and $65 in 2022)	79	89
Unrealized gain on derivative hedges (net of tax expense of $131 in 2023)	412	—
Reclassification adjustment for losses included in net income (net of tax expense of $201 in 2023 and benefit of $21 in 2022)	629	(66)
Total other comprehensive income (loss), net of tax	6,667	(12,349)
Total comprehensive income	34,566	13,410
Less: comprehensive income attributable to non-controlling interest	16	—
Comprehensive income attributable to OceanFirst Financial Corp.	34,550	13,410
Less: Dividends on preferred shares	1,004	1,004
Total comprehensive income available to common stockholders	$33,546	$12,406
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$—	$1,516,553
Net income	—	—	—	25,759	—	—	—	—	25,759
Other comprehensive loss, net of tax	—	—	—	—	(12,349)	—	—	—	(12,349)
Stock compensation	—	—	1,552	—	—	—	—	—	1,552
Allocation of ESOP stock	—	—	65	—	—	606	—	—	671
Cash dividend $0.17 per share	—	—	—	(9,993)	—	—	—	—	(9,993)
Exercise of stock options	—	1	1,105	(817)	—	—	—	—	289
Repurchase 100,444 shares of common stock	—	—	—	—	—	—	(2,144)	—	(2,144)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at March 31, 2022	$1	$612	$1,149,503	$456,251	$(15,170)	$(8,009)	$(63,854)	$—	$1,519,334

Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income	—	—	—	27,883	—	—	—	16	27,899
Other comprehensive income, net of tax	—	—	—	—	6,667	—	—	—	6,667
Stock compensation	—	—	1,828	—	—	—	—	—	1,828
Allocation of ESOP stock	—	—	61	—	—	603	—	—	664
Cash dividend $0.20 per share	—	—	—	(11,755)	—	—	—	—	(11,755)
Exercise of stock options	—	1	1,297	(690)	—	—	—	—	608
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at March 31, 2023	$1	$613	$1,158,007	$554,941	$(29,315)	$(5,588)	$(69,106)	$818	$1,610,371

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$27,899	$25,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	3,094	2,759
Allocation of ESOP stock	664	671
Stock compensation	1,828	1,552
Net excess tax expense on stock compensation	250	214
Amortization of servicing asset	15	14
Net premium amortization in excess of discount accretion on securities	1,093	1,859
Net amortization of deferred costs on borrowings	147	137
Amortization of core deposit intangible	1,027	1,210
Net accretion of purchase accounting adjustments	(1,267)	(3,086)
Net amortization of deferred fees/costs and premiums/discounts on loans	(138)	255
Provision for credit losses	3,013	1,851
Net write down of fixed assets held-for-sale to net realizable value	—	1,404
Net gain on sale of fixed assets	(6)	—
Net loss on sales of available-for-sale securities	697	—
Net loss on equity investments	6,801	2,786
Net gain on sales of loans	(20)	(177)
Proceeds from sales of residential loans held for sale	3,881	724
Mortgage loans originated for sale	(5,056)	(703)
Increase in value of bank owned life insurance	(1,281)	(2,103)
Net gain on sale of assets held for sale	—	(1,200)
Increase in interest and dividends receivable	(2,638)	(747)
Deferred tax benefit	(16)	(30)
Decrease (increase) in other assets	23,221	(14,777)
(Decrease) increase in other liabilities	(38,834)	39,272
Total adjustments	(3,525)	31,885
Net cash provided by operating activities	24,374	57,644
Cash flows from investing activities:
Net increase in loans receivable	(120,505)	(331,568)
Proceeds from sale of loans	—	12,167
Purchase of residential loan pool	—	(161,701)
Premiums paid on purchased loan pool	—	(495)
Purchase of debt securities available-for-sale	(4,287)	(47,817)
Purchase of debt securities held-to-maturity	(55,444)	(16,397)
Purchase of equity investments	(6,736)	(2,292)
Proceeds from maturities and calls of debt securities available-for-sale	15,500	45,000
Proceeds from maturities and calls of debt securities held-to-maturity	6,980	12,305
Proceeds from sales of debt securities available-for-sale	1,300	22,857
Proceeds from sale of equity investments	661	4,579
Principal repayments on debt securities held-to-maturity	24,273	43,213
Proceeds from bank owned life insurance	230	2,189
Proceeds from the redemption of restricted equity investments	58,129	26,591
Purchases of restricted equity investments	(64,596)	(30,100)
Proceeds from sales of assets held-for-sale	—	4,492
Purchases of premises and equipment	(2,153)	(7,708)
Net cash used in investing activities	(146,648)	(424,685)

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$317,973	$323,641
Increase (decrease) in short-term borrowings	1,814	(987)
Net proceeds from FHLB advances	135,400	75,002
Repayments of other borrowings	—	(35,026)
Increase in advances by borrowers for taxes and insurance	9,793	5,093
Exercise of stock options	608	289
Payment of employee taxes withheld from stock awards and phantom stock units	(2,308)	(1,438)
Purchase of treasury stock	—	(2,144)
Dividends paid	(12,759)	(10,997)
Net cash provided by financing activities	450,521	353,433
Net increase (decrease) in cash and due from banks and restricted cash	328,247	(13,608)
Cash and due from banks and restricted cash at beginning of period	167,986	224,784
Cash and due from banks and restricted cash at end of period	$496,233	$211,176
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$167,946	$204,949
Restricted cash at beginning of period	40	19,835
Cash and due from banks and restricted cash at beginning of period	$167,986	$224,784
Cash and due from banks at end of period	$496,193	$210,919
Restricted cash at end of period	40	257
Cash and due from banks and restricted cash at end of period	$496,233	$211,176
Cash paid during the period for:
Interest	$33,914	$5,088
Income taxes	1,268	573
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	135	154
Net loan recoveries	(47)	(92)
Transfer of loans receivable to loans held-for-sale	—	12,011
Transfer of premises and equipment to assets held-for-sale	—	2,776

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include: the accounts of OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, and Country Property Holdings, Inc; and a majority controlling interest in Trident Abstract Title Agency, LLC (“Trident”). Certain other subsidiaries were dissolved in 2022 and are included in the consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the full year 2023 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by the Company at the date of the acquisition for Trident, net of total consideration paid (in thousands):

At April 1, 2022
Estimated Fair Value
Total purchase price:	$7,084
Assets acquired:
Cash and cash equivalents	$45,693
Other current assets	238
Premises and equipment	18
Right-of-use (“ROU”) asset	779
Other assets	81
Total assets acquired	46,809
Liabilities assumed:
Lease liability	779
Other liabilities	43,937
Total liabilities assumed	$44,716
Net assets acquired	$2,093
Net assets attributable to non-controlling interest	$836
Goodwill recorded	$5,827
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As of December 31, 2022, the Company finalized its review of the acquired assets and liabilities and did not record any further adjustments to the carrying value.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding	59,291	59,303
Less: Unallocated ESOP shares	(302)	(422)
Unallocated incentive award shares	(215)	(142)
Average basic shares outstanding	58,774	58,739
Add: Effect of dilutive securities:
Incentive awards	144	204
Average diluted shares outstanding	58,918	58,943
For the three months ended March 31, 2023 and 2022, antidilutive stock options of 852,000 and 904,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At March 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$73,305	$4	$(6,643)	$66,666	$—
Corporate debt securities	10,077	—	(616)	9,461	—
Asset-backed securities	296,217	—	(14,448)	281,769	—
Agency commercial mortgage-backed securities (“MBS”)	110,340	—	(16,041)	94,299	—
Total debt securities available-for-sale	$489,939	$4	$(37,748)	$452,195	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$254,311	$104	$(19,342)	$235,073	$(56)
Corporate debt securities	54,930	42	(4,171)	50,801	(976)
Mortgage-backed securities:
Agency residential	882,211	2,311	(75,309)	809,213	—
Agency commercial	31,887	90	(553)	31,424	—
Non-agency commercial	25,291	—	(2,129)	23,162	(11)
Total mortgage-backed securities	939,389	2,401	(77,991)	863,799	(11)
Total debt securities held-to-maturity	$1,248,630	$2,547	$(101,504)	$1,149,673	$(1,043)
Total debt securities	$1,738,569	$2,551	$(139,252)	$1,601,868	$(1,043)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$87,648	$1	$(7,635)	$80,014	$—
Corporate debt securities	8,928	—	(756)	8,172	—
Asset-backed securities	296,222	—	(19,349)	276,873	—
Agency commercial MBS	110,606	—	(18,017)	92,589	—
Total debt securities available-for-sale	$503,404	$1	$(45,757)	$457,648	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$260,249	$46	$(24,940)	$235,355	$(60)
Corporate debt securities	56,893	380	(3,778)	53,495	(1,059)
Mortgage-backed securities:
Agency residential	849,985	795	(83,586)	767,194	—
Agency commercial	32,127	23	(1,189)	30,961	—
Non-agency commercial	25,310	—	(2,274)	23,036	(9)
Total mortgage-backed securities	907,422	818	(87,049)	821,191	(9)
Total debt securities held-to-maturity	$1,224,564	$1,244	$(115,767)	$1,110,041	$(1,128)
Total debt securities	$1,727,968	$1,245	$(161,524)	$1,567,689	$(1,128)

There was no allowance for securities credit losses on debt securities available-for-sale at March 31, 2023 or December 31, 2022.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for securities credit losses
Beginning balance	$(1,128)	$(1,467)
Provision for credit loss benefit	85	87
Total ending allowance balance	$(1,043)	$(1,380)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at March 31, 2023, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of March 31, 2023
State, municipal and sovereign debt obligations	$254,311	$—	$254,311
Corporate debt securities	40,654	14,276	54,930
Non-agency commercial MBS	25,291	—	25,291
Total debt securities held-to-maturity	$320,256	$14,276	$334,532
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of debt securities held-to-maturity at March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Amortized cost	$1,248,630	$1,224,564
Allowance for securities credit losses	(1,043)	(1,128)
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	11,393	11,258
Carrying value	$1,245,424	$1,221,138
There was $697,000 and $87,000 of realized losses on sale of debt securities available-for-sale for the three months ended March 31, 2023 and 2022, respectively. These realized losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at March 31, 2023 by contractual maturity are shown below (in thousands):

March 31, 2023	Amortized Cost	Estimated Fair Value
Less than one year	$33,091	$32,799
Due after one year through five years	165,074	153,196
Due after five years through ten years	216,802	203,049
Due after ten years	273,873	254,726
	$688,840	$643,770

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2023, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $60.4 million, $80.3 million, and $296.2 million, respectively, and an estimated fair value of $56.1 million, $76.7 million, and $281.8 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.
The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At March 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$13,126	$(203)	$53,539	$(6,440)	$66,665	$(6,643)
Corporate debt securities	6,909	(168)	2,552	(448)	9,461	(616)
Asset-backed securities	59,683	(3,577)	222,086	(10,871)	281,769	(14,448)
Agency commercial MBS	—	—	94,299	(16,041)	94,299	(16,041)
Total debt securities available-for-sale	79,718	(3,948)	372,476	(33,800)	452,194	(37,748)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	29,809	(284)	195,955	(19,058)	225,764	(19,342)
Corporate debt securities	6,779	(535)	39,610	(3,636)	46,389	(4,171)
MBS:
Agency residential	132,107	(1,962)	516,190	(73,347)	648,297	(75,309)
Agency commercial	18,628	(513)	1,990	(40)	20,618	(553)
Non-agency commercial	—	—	23,162	(2,129)	23,162	(2,129)
Total MBS	150,735	(2,475)	541,342	(75,516)	692,077	(77,991)
Total debt securities held-to-maturity	187,323	(3,294)	776,907	(98,210)	964,230	(101,504)
Total debt securities	$267,041	$(7,242)	$1,149,383	$(132,010)	$1,416,424	$(139,252)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$27,232	$(450)	$52,782	$(7,185)	$80,014	$(7,635)
Corporate debt securities	4,735	(193)	3,437	(563)	8,172	(756)
Asset-backed securities	143,392	(9,179)	133,481	(10,170)	276,873	(19,349)
Agency commercial MBS	8,782	(1,675)	83,807	(16,342)	92,589	(18,017)
Total debt securities available-for-sale	184,141	(11,497)	273,507	(34,260)	457,648	(45,757)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	133,492	(11,952)	97,135	(12,988)	230,627	(24,940)
Corporate debt securities	11,783	(598)	36,152	(3,180)	47,935	(3,778)
MBS:
Agency residential	297,296	(12,404)	397,036	(71,182)	694,332	(83,586)
Agency commercial	25,936	(1,150)	2,062	(39)	27,998	(1,189)
Non-agency commercial	16,839	(1,621)	6,198	(653)	23,037	(2,274)
Total MBS	340,071	(15,175)	405,296	(71,874)	745,367	(87,049)
Total debt securities held-to-maturity	485,346	(27,725)	538,583	(88,042)	1,023,929	(115,767)
Total debt securities	$669,487	$(39,222)	$812,090	$(122,302)	$1,481,577	$(161,524)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company concluded that debt securities were not impaired at March 31, 2023 based on a consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.
Equity Investments
At March 31, 2023 and December 31, 2022, the Company held equity investments of $101.0 million and $102.0 million, respectively. The equity investments primarily comprised of select financial services institutions’ preferred stocks, investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the three months ended March 31, 2023 and 2022 are shown in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss on equity investments	$(6,801)	$(2,786)
Less: Net (losses) gains recognized on equity investments sold	(4,608)	1,582
Unrealized losses recognized on equity investments still held	$(2,193)	$(4,368)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Loans Receivable, Net
Loans receivable, net at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Commercial:
Commercial real estate – investor	$5,296,661	$5,171,952
Commercial real estate – owner occupied	986,366	997,367
Commercial and industrial	622,201	622,372
Total commercial	6,905,228	6,791,691
Consumer:
Residential real estate	2,881,811	2,861,991
Home equity loans and lines and other consumer (“other consumer”)	252,773	264,372
Total consumer	3,134,584	3,126,363
Total loans receivable	10,039,812	9,918,054
Deferred origination costs, net of fees	7,332	7,488
Allowance for loan credit losses	(60,195)	(56,824)
Total loans receivable, net	$9,986,949	$9,868,718
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Total
March 31, 2023
Commercial real estate - investor
Pass	$78,614	$1,186,386	$1,335,178	$543,587	$515,939	$1,048,169	$512,846	$5,220,719
Special Mention	—	—	2,484	190	65	14,283	2,188	19,210
Substandard	—	—	—	3,750	19,871	32,240	871	56,732
Total commercial real estate - investor	78,614	1,186,386	1,337,662	547,527	535,875	1,094,692	515,905	5,296,661
Commercial real estate - owner occupied
Pass	36,361	118,959	109,499	63,663	109,652	506,145	16,212	960,491
Special Mention	—	—	—	—	—	1,878	—	1,878
Substandard	—	—	—	—	2,019	21,978	—	23,997
Total commercial real estate - owner occupied	36,361	118,959	109,499	63,663	111,671	530,001	16,212	986,366
Commercial and industrial
Pass	27,482	54,551	22,682	12,450	15,762	59,487	424,541	616,955
Special Mention	—	—	7	—	—	223	1,836	2,066
Substandard	—	—	21	52	1,041	1,949	117	3,180
Total commercial and industrial	27,482	54,551	22,710	12,502	16,803	61,659	426,494	622,201
Residential real estate (1)
Pass	48,611	928,107	588,525	413,922	243,055	658,129	—	2,880,349
Special Mention	—	390	—	—	—	153	—	543
Substandard	—	—	193	—	—	726	—	919
Total residential real estate	48,611	928,497	588,718	413,922	243,055	659,008	—	2,881,811
Other consumer (1)
Pass	3,723	23,767	22,999	14,355	14,812	137,925	32,972	250,553
Special Mention	—	—	—	—	96	187	—	283
Substandard	—	—	—	—	67	1,870	—	1,937
Total other consumer	3,723	23,767	22,999	14,355	14,975	139,982	32,972	252,773
Total loans	$194,791	$2,312,160	$2,081,588	$1,051,969	$922,379	$2,485,342	$991,583	$10,039,812
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended March 31, 2023
Allowance for credit losses on loans
Balance at beginning of period	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	1,379	(304)	131	2,390	(272)	3,324
Charge-offs (1)	—	(6)	(3)	—	(1)	(10)
Recoveries	2	3	4	8	40	57
Balance at end of period	$22,451	$4,116	$5,827	$26,928	$873	$60,195
For the three months ended March 31, 2022
Allowance for credit losses on loans
Balance at beginning of period	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
(Benefit) provision for credit losses	(1,867)	(840)	(406)	5,028	(259)	1,656
Charge-offs	—	(4)	—	—	(139)	(143)
Recoveries	—	13	16	94	112	235
Balance at end of period	$23,637	$5,053	$4,649	$16,277	$982	$50,598
(1) Gross charge-offs for the three months ended March 31, 2023, related to loans that originated prior to 2018.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At March 31, 2023 and December 31, 2022, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $7.8 million and $4.6 million, respectively, commercial real estate - owner occupied of $251,000 and $4.0 million, respectively, and commercial and industrial of $141,000 and $160,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $1.5 million and $858,000 at March 31, 2023 and December 31, 2022, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Commercial real estate – investor	$13,643	$10,483
Commercial real estate – owner occupied	251	4,025
Commercial and industrial	162	331
Residential real estate	5,650	5,969
Other consumer	2,731	2,457
	$22,437	$23,265

At March 31, 2023 and December 31, 2022, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2023, there were no loans that were past due 90 days or greater and still accruing interest. At December 31, 2022, there was one Paycheck Protection Program (“PPP”) loan for $14,000 that was past due 90 days or greater and still accruing interest. Per SBA guidelines, the SBA will pay accrued interest through the deferral period up to a maximum of 120 days past due. Given these servicing guidelines, PPP loans that are 90 to 120 days past due will be reported as accruing loans.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2023
Commercial real estate – investor	$634	$50	$6,983	$7,667	$5,288,994	$5,296,661
Commercial real estate – owner occupied	740	74	—	814	985,552	986,366
Commercial and industrial	176	135	21	332	621,869	622,201
Residential real estate	8,362	543	919	9,824	2,871,987	2,881,811
Other consumer	235	283	1,937	2,455	250,318	252,773
	$10,147	$1,085	$9,860	$21,092	$10,018,720	$10,039,812
December 31, 2022
Commercial real estate – investor	$217	$875	$3,700	$4,792	$5,167,160	$5,171,952
Commercial real estate – owner occupied	143	80	3,750	3,973	993,394	997,367
Commercial and industrial	159	47	180	386	621,986	622,372
Residential real estate	7,003	4,377	2,069	13,449	2,848,542	2,861,991
Other consumer	573	673	1,882	3,128	261,244	264,372
	$8,095	$6,052	$11,581	$25,728	$9,892,326	$9,918,054
The Company modified certain loans to borrowers experiencing financial difficulty. These modifications may have included a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At March 31, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $475,000, which included residential real estate of $435,000 and other consumer of $40,000.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the $475,000 of loans with modifications to borrowers experiencing financial difficulty, $337,000 were current, and one loan for $138,000 was 30 days past due (which became current subsequent to March 31, 2023). No loans that were modified to borrowers experiencing financial difficulty since adoption had a payment default during the three months ended March 31, 2023.
Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 as of January 1, 2023, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 will remain until settled.
At March 31, 2023 and December 31, 2022, TDR loans totaled $13.7 million and $13.9 million, respectively. At March 31, 2023 and December 31, 2022, there were $6.3 million and $6.4 million, respectively, of TDR loans included in the non-accrual loan totals. At March 31, 2023 and December 31, 2022 the Company had $513,000 and $590,000, respectively, of specific reserve allocated to one loan that was classified as a TDR loan. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $7.4 million and $7.5 million at March 31, 2023 and December 31, 2022, respectively.
The following table presents information about TDR loans which occurred during the three months ended March 31, 2022 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended March 31, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Other consumer	3	991	1,109
There were no TDR loans that defaulted during the three months ended March 31, 2023 and 2022, which were modified within the preceding year.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at March 31, 2023 and December 31, 2022 were as follows (in thousands):

Type of Account	March 31,	December 31,
	2023	2022
Non-interest-bearing	$1,984,197	$2,101,308
Interest-bearing checking	3,697,223	3,829,683
Money market deposit	615,993	714,386
Savings	1,308,715	1,487,809
Time deposits	2,386,967	1,542,020
Total deposits	$9,993,095	$9,675,206
Included in time deposits at March 31, 2023 and December 31, 2022 was $257.1 million and $117.7 million, respectively, in deposits of $250,000 or more. Time deposits also include brokered deposits of $1.24 billion and $873.4 million at March 31, 2023 and December 31, 2022, respectively.
Note 7. Borrowed Funds
Borrowed funds at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
FHLB advances	$1,346,566	$1,211,166
Securities sold under agreements to repurchase with customers	70,938	69,097
Other borrowings	195,663	195,403
Total borrowed funds	$1,613,167	$1,475,666
The Company had no FHLB overnight advances or borrowings from the Federal Reserve Bank (“FRB”) Discount Window or Bank Term Funding Program at March 31, 2023 and December 31, 2022.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
March 31, 2023
FHLB and FRB	$7,052,912	$1,120,068	$8,172,980
Repurchase agreements	—	75,859	75,859
Total pledged assets	$7,052,912	$1,195,927	$8,248,839
December 31, 2022
FHLB and FRB	$6,487,980	$830,057	$7,318,037
Repurchase agreements	—	105,294	105,294
Total pledged assets	$6,487,980	$935,351	$7,423,331

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Loans Individually Measured for Impairment
Loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is based on independent appraisals (Level 3).
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$452,195	$—	$452,195	$—
Equity investments	54,440	272	54,168	—
Interest rate derivative asset	92,302	—	92,302	—
Interest rate derivative liability	(91,701)	—	(91,701)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,567	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,700	—	—	9,700
December 31, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$457,648	$—	$457,648	$—
Equity investments	61,942	430	61,511	—
Interest rate derivative asset	113,420	—	113,420	—
Interest rate derivative liability	(113,473)	—	(113,473)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	40,095	—	—	37,076
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,635	—	—	9,635
(1)    As of March 31, 2023 and December 31, 2022, primarily consists of $43.6 million and $37.1 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the three months ended March 31, 2023 as a result of observable price changes in the investment and $20.0 million of unrealized gains for the year ended December 31, 2022.
(2)    As of March 31, 2023 and December 31, 2022, equity investments of $46.6 million and $40.1 million, respectively, included $3.0 million for both periods, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table reconciles the beginning and ending balances for equity investments that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs (in thousands):

For the Three Months Ended March 31,
2022
Beginning balance	$2,718
Transfers out of Level 3	(2,718)
Ending balance	$—
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company executed its right to convert $2.7 million of preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1.

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
Management’s policy is to obtain and review all available documentation from the third-party pricing service relating to their fair value determinations, including their methodology and summary of inputs. Management reviews this documentation, makes inquiries of the third-party pricing service and decides as to the level of the valuation inputs. Based on the Company’s review of the available documentation from the third-party pricing service, management concluded that Level 2 inputs were utilized for all securities except for certain debt securities where management utilized Level 3 inputs, such as broker or dealer quotes with limited levels of activity and price transparency.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of March 31, 2023 and December 31, 2022 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2023
Financial Assets:
Cash and due from banks	$496,193	$496,193	$—	$—
Debt securities held-to-maturity	1,245,424	—	1,140,797	8,876
Restricted equity investments	115,750	—	—	115,750
Loans receivable, net and loans held-for-sale	9,988,834	—	—	9,196,738
Financial Liabilities:
Deposits other than time deposits	7,606,128	—	7,606,128	—
Time deposits	2,386,967	—	2,356,875	—
FHLB advances and other borrowings	1,542,229	—	1,524,195	—
Securities sold under agreements to repurchase with customers	70,938	70,938	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$167,946	$167,946	$—	$—
Debt securities held-to-maturity	1,221,138	—	1,097,984	12,057
Restricted equity investments	109,278	—	—	109,278
Loans receivable, net and loans held-for-sale	9,869,408	—	—	9,103,137
Financial Liabilities:
Deposits other than time deposits	8,133,186	—	8,133,186	—
Time deposits	1,542,020	—	1,504,601	—
FHLB advances and other borrowings	1,406,569	—	1,416,384	—
Securities sold under agreements to repurchase with customers	69,097	69,097	—	—
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $22,000 and gains of $37,000 in commercial loan swap income resulting from the fair value adjustment for the three months ended March 31, 2023 and 2022, respectively.
Derivatives Designated as Hedging Instruments
During the fourth quarter of 2022, the Company entered into a three-year interest rate swap intended to add stability to its net interest income and to manage its exposure to future interest rate movements associated with a pool of floating rate commercial loans. The swap requires the Company to pay variable-rate amounts indexed to one-month term SOFR to the counterparty in exchange for the receipt of fixed-rate amounts at 4.0% from the counterparty. The swap was designated and qualified as a cash flow hedge, under ASC Topic 815, Derivatives and Hedging. The changes in the fair value of cash flow hedges are initially reported in other comprehensive income. Amounts are subsequently reclassified from accumulated other comprehensive income to earnings when the hedged transactions occur, specifically within the same line item as the hedged item (interest income). Therefore a portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are made or received on the Company’s interest rate swaps.
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

For the Three Months Ended March 31,
2023
AOCL balance at beginning of period, net of tax	$(25)
Unrealized gains recognized in OCI	412
Losses reclassified from AOCI into interest income	101
AOCI balance at end of period, net of tax	$488
During the next twelve months, the Company estimates that an additional $640,000 will be reclassified as a reduction to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of March 31, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,456,913	$91,659	$91,701
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	643	—
Total Derivatives	$1,556,913	$92,302	$91,701
December 31, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,368,245	$113,420	$113,440
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	33
Total Derivatives	$1,468,245	$113,420	$113,473
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $40,000 at both March 31, 2023 and December 31, 2022. The amount of collateral received from third parties was $89.0 million and $104.5 million at March 31, 2023 and December 31, 2022, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $91.7 million and $113.5 million at March 31, 2023 and December 31, 2022, respectively.
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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		March 31,	December 31,
		2023	2022
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$20,081	$19,055
Finance lease ROU asset	Premises and equipment, net	1,474	1,532
Total lease ROU assets		$21,555	$20,587

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$21,084	$20,053
Finance lease liability	Other borrowings	1,873	1,934
Total lease liabilities		$22,957	$21,987
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $7.2 million and $7.7 million at March 31, 2023 and December 31, 2022, respectively.
The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, ASC Topic 842, Leases requires the Company to use the rate implicit in the lease, provided the rate is readily determinable. As this rate is not readily determinable, the Company utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance lease, the Company utilized its incremental borrowing rate at lease inception.

	March 31,	December 31,
	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	6.67 years	6.87 years
Finance lease	6.35 years	6.60 years
Weighted-Average Discount Rate
Operating leases	2.89%	2.86%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease Expense
Operating lease expense	$1,145	$1,258
Finance lease expense:
Amortization of ROU assets	58	50
Interest on lease liabilities (1)	26	26
Total	$1,229	$1,334

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,139	$1,162
Operating cash flows from finance leases	26	26
Financing cash flows from finance leases	61	51
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2023	$263	$3,487
2024	350	4,407
2025	350	4,203
2026	350	3,428
2027	350	2,269
Thereafter	559	5,832
Total	2,222	23,625
Less: Imputed interest	(349)	(2,541)
Total lease liabilities	$1,873	$21,084

Note 11. Variable Interest Entity
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

The summarized financial information for the Company’s consolidated VIE at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$27,557	$30,062
Other assets	857	941
Total assets	28,414	31,003
Other liabilities	26,369	28,998
Net assets	$2,045	$2,005

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2022 Form 10-K. Except as noted below, there have been no material changes to risk factors relevant to the Company’s operations since December 31, 2022. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.
Needs to Improve rating under The Community Reinvestment Act may restrict the Company’s operations and limit its ability to pursue certain strategic opportunities.
As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading of “Recent Developments,” the Bank received a Community Reinvestment Act (“CRA”) Performance Evaluation from the Office of the Comptroller of the Currency (the “OCC”) with a rating of “Needs to Improve” for the evaluation period January 1, 2018 through December 31, 2020. Based on its performance on the individual components of the CRA tests, the Bank received a rating of “Low Satisfactory” for the Lending, Investment, and Service Tests. The Bank’s final overall rating, however, was downgraded to “Needs to Improve” because of a Fair Housing Act violation cited by the OCC. The Bank’s management has taken actions to address the deficiencies and is committed to taking further voluntary corrective actions.
A “Needs to Improve” rating restricts certain expansionary activities, including certain mergers and acquisitions and the establishment of Bank branches. The rating will also result in a loss of expedited processing of applications to undertake certain activities.
These restrictions will remain in place until the OCC issues a higher CRA rating following a subsequent CRA examination. The next CRA examination is expected to commence sometime in 2024 for the CRA examination period 2021 to 2023. The precise timing of the examination and any results therefrom will not be known until after the completion of the examination.
Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.
As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.
The Company’s stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if the Company is unable to adequately manage liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on the Company’s financial condition and results of operations.
On March 8, 2023, Silvergate Capital Corporation, La Jolla, California, the holding company for Silvergate Bank, announced its decision to voluntarily liquidate the Bank and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, and on May 1, 2023, First Republic Bank, San Francisco, California, were closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services. These banks also had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If the Company is unable to adequately manage liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on its financial condition and results of operations.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.
The recent high-profile bank failures including Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of financial institutions. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including previously uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock during the three month period ended March 31, 2023. At March 31, 2023, there were 2,934,438 shares available for repurchase under the Company’s stock repurchase program.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 1, 2023	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	May 1, 2023	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer