Form 10-Q
period 2023-06-30
OCEANFIRST FINANCIAL CORP
filed 2023-08-03
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
As of July 31, 2023, there were 59,421,498 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2023	March 31, 2023	June 30, 2022
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,538,903	$13,555,175	$12,438,653
Loans receivable, net of allowance for loan credit losses	10,030,106	9,986,949	9,380,688
Deposits	10,158,337	9,993,095	9,831,484
Total stockholders’ equity	1,626,283	1,610,371	1,521,432
SELECTED OPERATING DATA:
Net interest income	92,109	98,802	90,797
Provision for credit losses	1,229	3,013	1,254
Other income	8,928	2,073	7,541
Operating expenses	62,930	61,309	58,661
Net income	27,882	27,899	29,483
Net income attributable to OceanFirst Financial Corp.	27,797	27,883	28,961
Net income available to common stockholders	26,793	26,879	27,957
Diluted earnings per share	0.45	0.46	0.47
SELECTED FINANCIAL RATIOS:
Stockholders’ equity per common share at end of period	27.37	27.07	25.73
Cash dividend per share	0.20	0.20	0.17
Dividend payout ratio per common share	44.44%	43.48%	36.17%
Stockholders’ equity to total assets	12.01	11.88	12.23
Return on average assets (2) (3) (4)	0.80	0.82	0.92
Return on average stockholders’ equity (2) (3) (4)	6.61	6.77	7.31
Net interest rate spread (5)	2.50	2.92	3.18
Net interest margin (2) (6)	3.02	3.34	3.29
Operating expenses to average assets (2) (4)	1.87	1.88	1.92
Efficiency ratio (4) (7)	62.28	60.78	59.65
Loans-to-deposits ratio (8)	99.30	100.50	95.90
ASSET QUALITY:
Non-performing loans (9)	$22,758	$22,437	$20,753
Allowance for loan credit losses as a percent of total loans receivable (8) (10)	0.61%	0.60%	0.55%
Allowance for loan credit losses as a percent of total non-performing loans (9) (10)	271.51	268.28	250.86
Non-performing loans as a percent of total loans receivable (8) (9)	0.23	0.22	0.22
Non-performing assets as a percent of total assets (9)	0.17	0.17	0.17
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Performance ratios for the three months ended June 30, 2023 included a net loss on equity investments of $559,000, or $397,000, net of tax benefit. Performance ratios for the three months ended March 31, 2023 included a net expense related to merger related expenses, net branch consolidation expenses, net loss on equity investments, and net loss on sale of investments of $7.6 million, or $5.8 million, net of tax benefit. Performance ratios for the three months ended June 30, 2022 included a net expense related to merger related expenses, net branch consolidation expenses, and net loss on equity investments of $8.8 million, or $6.7 million, net of tax benefit.
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
(9) Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.

(10) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $9.8 million, $10.5 million, and $15.5 million at June 30, 2023, March 31, 2023 and June 30, 2022, respectively.

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
Key developments relating to the Company’s financial results and corporate activities for the three months ended June 30, 2023 were as follows:

•Excess Liquidity: The Company maintained elevated levels of on-balance sheet cash and funding availability of $4.0 billion at June 30, 2023. Deposits increased $165.2 million during the quarter, which included a shift from non-maturity deposits to time deposits.
•Asset Quality: Continued strong asset quality as criticized assets, non-performing loans, and loans 30 to 89 days past due as a percent of total loans receivable were 1.18%, 0.23%, and 0.03%, respectively, at June 30, 2023. Net charge-off activity continues to remain at zero percent of total average loans on an annualized basis.
•Strong Capital: Capital ratios remained above “well-capitalized” levels, including the Company’s common equity tier 1 capital, which increased 19 basis points from the prior quarter, to 10.21% at June 30, 2023. Stockholders’ equity per common share was $27.37, up $0.30 from the prior quarter.
The current quarter results were impacted by the following matters. Net interest income and cost of funds were adversely impacted by shifts to higher cost time deposits, repricing of government deposits, and maintaining excess liquidity on balance sheet, which outpaced the increase in interest-earning assets. This drove an increase in deposit betas, which is the change in rates paid to customers relative to the change in federal funds target rate, to 29%.
Net income available to common stockholders for the three and six months ended June 30, 2023 decreased to $26.8 million and increased to $53.7 million, respectively, or $0.45 and $0.91 per diluted share, as compared to $28.0 million and $52.7 million, or $0.47 and $0.89 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $1.0 million and $2.0 million for the three and six months ended June 30, 2023 and 2022, respectively.
On July 20, 2023, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended June 30, 2023, will be paid on August 18, 2023 to common stockholders of record on August 7, 2023. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on August 15, 2023 to preferred stockholders of record on July 31, 2023.

Recent Developments
Bank failures earlier in the year led to uncertainty and volatility in the financial services industry. In response to these events, in March 2023 the Company took a series of precautionary measures, which included expanding and optimizing its funding and contingency funding sources; enhanced monitoring of deposit and funding flows; refreshing stress test scenarios; and evaluating supplemental liquidity and conservation measures. Additionally, management executed other timely actions such as re-evaluating the securities portfolio and updating capital and credit stress tests to understand and mitigate other potential risks that were highlighted by these events.
As a result of these procedures, the Company took a few key actions such as increasing on-balance sheet liquidity and funding capacity to $4.0 billion at June 30, 2023; sold specific positions in two financial institutions for the three months ended March 31, 2023, reviewed and concluded no further impairment existed in the Company’s remaining securities portfolio; and performed credit stress tests on the Company’s commercial real estate - investor portfolio, which included site visits. These actions resulted in a robust liquidity position and strong balance sheet. The Company will continue to monitor these events and the impact they may have in future periods, and will respond accordingly as economic and industry conditions change. Refer to the “Liquidity and Capital Resources” section for further information regarding liquidity.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and six months ended June 30, 2023, interest income included net loan fees of $1.2 million and $1.8 million, respectively, as compared to $3.2 million and $4.2 million for the same prior year periods, respectively.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2023 and 2022. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$308,238	$4,283	5.57%	$67,440	$100	0.59%
Securities (2)	1,931,032	16,709	3.47	1,811,869	8,585	1.90
Loans receivable, net (3)
Commercial	6,912,698	99,350	5.76	6,278,465	65,390	4.18
Residential real estate	2,895,629	25,936	3.58	2,718,787	22,742	3.35
Home equity loans and lines and other consumer (“other consumer”)	255,785	3,818	5.99	251,014	2,599	4.15
Allowance for loan credit losses, net of deferred loan costs and fees	(53,327)	—	—	(43,683)	—	—
Loans receivable, net	10,010,785	129,104	5.17	9,204,583	90,731	3.95
Total interest-earning assets	12,250,055	150,096	4.91	11,083,892	99,416	3.60
Non-interest-earning assets	1,217,666			1,168,093
Total assets	$13,467,721			$12,251,985
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,718,289	11,964	1.29%	$4,020,474	1,612	0.16%
Money market	694,311	3,678	2.12	739,647	279	0.15
Savings	1,248,312	389	0.12	1,639,568	161	0.04
Time deposits	2,458,872	21,903	3.57	937,387	2,265	0.97
Total	8,119,784	37,934	1.87	7,337,076	4,317	0.24
Federal Home Loan Bank (“FHLB”) advances	1,246,914	15,406	4.96	538,754	1,647	1.23
Securities sold under agreements to repurchase	71,752	192	1.07	103,929	41	0.16
Other borrowings	195,754	4,455	9.13	194,481	2,614	5.39
Total borrowings	1,514,420	20,053	5.31	837,164	4,302	2.06
Total interest-bearing liabilities	9,634,204	57,987	2.41	8,174,240	8,619	0.42
Non-interest-bearing deposits	1,873,226			2,328,124
Non-interest-bearing liabilities	333,598			214,900
Total liabilities	11,841,028			10,717,264
Stockholders’ equity	1,626,693			1,534,721
Total liabilities and equity	$13,467,721			$12,251,985
Net interest income		$92,109			$90,797
Net interest rate spread (4)			2.50%			3.18%
Net interest margin (5)			3.02%			3.29%
Total cost of deposits (including non-interest-bearing deposits)			1.52%			0.18%

	For the Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$219,482	$5,221	4.80%	$78,074	$136	0.35%
Securities (2)	1,943,148	33,085	3.43	1,829,065	17,064	1.88
Loans receivable, net (3)
Commercial	6,876,553	192,130	5.63	6,157,060	123,745	4.05
Residential real estate	2,883,904	51,097	3.54	2,631,208	44,081	3.35
Other consumer	259,573	7,597	5.90	254,002	5,373	4.27
Allowance for loan credit losses, net of deferred loan costs and fees	(51,948)	—	—	(42,080)	—	—
Loans receivable, net	9,968,082	250,824	5.07	9,000,190	173,199	3.87
Total interest-earning assets	12,130,712	289,130	4.80	10,907,329	190,399	3.51
Non-interest-earning assets	1,226,061			1,191,453
Total assets	$13,356,773			$12,098,782
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,790,413	18,234	0.97%	$4,197,935	3,762	0.18%
Money market	699,940	5,437	1.57	763,721	596	0.16
Savings	1,308,381	723	0.11	1,624,575	286	0.04
Time deposits	2,144,514	34,870	3.28	853,017	3,714	0.88
Total	7,943,248	59,264	1.50	7,439,248	8,358	0.23
FHLB Advances	1,234,919	29,824	4.87	285,501	1,682	1.19
Securities sold under agreements to repurchase	71,825	282	0.79	110,738	83	0.15
Other borrowings	203,911	8,849	8.75	211,407	5,252	5.01
Total borrowings	1,510,655	38,955	5.20	607,646	7,017	2.33
Total interest-bearing liabilities	9,453,903	98,219	2.10	8,046,894	15,375	0.39
Non-interest-bearing deposits	1,950,437			2,364,757
Non-interest-bearing liabilities	334,201			155,832
Total liabilities	11,738,541			10,567,483
Stockholders’ equity	1,618,232			1,531,299
Total liabilities and equity	$13,356,773			$12,098,782
Net interest income		$190,911			$175,024
Net interest rate spread (4)			2.70%			3.12%
Net interest margin (5)			3.17%			3.24%
Total cost of deposits (including non-interest-bearing deposits)			1.21%			0.17%
(1)Average yields and costs are annualized.
(2)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank (“FRB”) stock, and are recorded at average amortized cost net of allowance for securities credit losses.
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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022
Total assets increased by $435.0 million to $13.54 billion, from $13.10 billion, due to higher cash and due from banks and loans. Cash and due from banks increased $289.8 million to $457.7 million, from $167.9 million as the Company maintained excess liquidity on balance sheet. Total loans increased by $165.6 million to $10.08 billion, from $9.92 billion, due to loan originations primarily in commercial.
Total liabilities increased by $394.2 million to $11.91 billion, from $11.52 billion. Deposits increased by $483.1 million to $10.16 billion, from $9.68 billion. Time deposits increased to $2.77 billion from $1.54 billion, or 27.2% and 15.9% of total deposits, respectively. Brokered time deposits increased $547.9 million and retail time deposits increased $674.9 million. The loans-to-deposit ratio was 99.3%, as compared to 102.5%. FHLB advances decreased by $119.5 million to $1.09 billion, from $1.21 billion.
Total stockholders’ equity increased to $1.63 billion, as compared to $1.59 billion, reflecting net income for the six months ended June 30, 2023 and a net increase in the fair market value of available-for-sale debt securities, net of tax, which decreased accumulated other comprehensive loss by $5.6 million.
For the six months ended June 30, 2023, the Company did not repurchase shares under its stock repurchase program. There were 2,934,438 shares available for repurchase at June 30, 2023 under the existing repurchase program. Stockholders’ equity per common share increased to $27.37, as compared to $26.81.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2023 and June 30, 2022
General
Net income available to common stockholders for the three and six months ended June 30, 2023 decreased to $26.8 million and increased to $53.7 million, respectively, or $0.45 and $0.91 per diluted share, as compared to $28.0 million and $52.7 million, or $0.47 and $0.89 per diluted share, for the corresponding prior year periods. Net income for the three and six months ended June 30, 2023 included net loss on equity investments of $559,000 and $2.8 million, respectively. Net income for the six months ended June 30, 2023 also included merger related expenses of $22,000, net branch consolidation expense of $70,000 and net loss on sale of investments of $5.3 million. These items decreased net income by $397,000 and $6.2 million, net of tax, for the three and six months ended June 30, 2023, respectively.
Net income for the three and six months ended June 30, 2022 included merger related expenses of $196,000 and $2.2 million, respectively, net branch consolidation expenses of $546,000 and $948,000, and a net loss on equity investments of $8.1 million and $10.9 million. These items decreased net income by $6.7 million and $10.7 million, net of tax, for the three and six months ended June 30, 2022, respectively.
Interest Income
Interest income for the three and six months ended June 30, 2023 increased to $150.1 million and $289.1 million, respectively, from $99.4 million and $190.4 million for the corresponding prior year periods. For the three and six months ended June 30, 2023, the yield on average interest-earning assets increased to 4.91% and 4.80%, respectively, from 3.60% and 3.51% for the corresponding prior year periods, due to the impact of rising rates on interest-earning asset growth. Average interest-earning assets increased by $1.17 billion and $1.22 billion for the three and six months ended June 30, 2023, respectively, primarily driven by organic commercial loan growth.
Interest Expense
Interest expense for the three and six months ended June 30, 2023 increased to $58.0 million and $98.2 million, respectively, from $8.6 million and $15.4 million in the corresponding prior year periods, reflecting rising rates on costs, deposit mix shift to higher cost time deposits and FHLB advances, repricing of government deposits, and maintaining excess liquidity on balance sheet. For the three and six months ended June 30, 2023, the cost of average interest-bearing liabilities increased to 2.41% and 2.10%, respectively, from 0.42% and 0.39% for the corresponding prior year periods, due to higher cost of deposits and FHLB advances. The total cost of deposits (including non-interest-bearing deposits) increased to 1.52% and 1.21% for the three and six months ended June 30, 2023, respectively, from 0.18% and 0.17% for the same prior year periods.

Net Interest Income and Margin
Net interest income for the three and six months ended June 30, 2023 increased to $92.1 million and $190.9 million, respectively, from $90.8 million and $175.0 million in the corresponding prior year periods, reflecting a net impact of higher interest rates and to a lesser extent, an increase in average interest-earning assets. Net interest margin for the three and six months ended June 30, 2023 decreased to 3.02% and 3.17%, respectively, from 3.29% and 3.24% for the same prior year periods. Net interest margin decreased primarily due to the increase in cost of funds outpacing that of average interest earning assets in the current interest rate environment.
Provision for Credit Losses
Provision for credit losses for the three and six months ended June 30, 2023 was $1.2 million and $4.2 million, respectively, as compared to $1.3 million and $3.1 million for the corresponding prior year periods. The provision for credit losses for the current quarter reflected an increase to the allowance for loan credit losses, primarily related to commercial real estate, which was driven by sustained macroeconomic headwinds. Net loan charge-offs were $123,000 and $76,000 for the three and six months ended June 30, 2023, respectively. Net loan charge-offs were $9,000 and net loan recoveries were $83,000 for the three and six months ended June 30, 2022, respectively.
Non-interest Income
Three months ended June 30, 2023 vs. June 30, 2022
Other income increased to $8.9 million, as compared to $7.5 million. Other income was adversely impacted by net losses on equity investments of $559,000 and $8.1 million, for the respective quarters. The remaining decrease of $6.1 million was driven by decreases in commercial loan swap income of $2.3 million and fees and service charges of $2.0 million, which were adversely impacted by the current interest rate environment resulting in lower swap volume and mortgage activity. Bankcard services revenue decreased $1.8 million due to the Durbin amendment, which became effective for the Company on July 1, 2022.
Six months ended June 30, 2023 vs. June 30, 2022
Other income decreased to $11.0 million, as compared to $16.4 million. Other income was adversely impacted by net losses on equity investments of $8.1 million and $10.9 million, for the respective periods. The current year also included $5.3 million of losses related to the sale of investments in the first quarter. The remaining decrease of $8.2 million was driven by decreases in commercial loan swap income on lower volume of $4.4 million, bankcard services revenue of $3.4 million due to the Durbin amendment, and income from bank owned life insurance of $1.1 million on lower claims.
Non-interest Expense
Three months ended June 30, 2023 vs. June 30, 2022
Operating expenses increased to $62.9 million, as compared to $58.7 million. Operating expenses were adversely impacted by $742,000 of merger related expenses and net branch consolidation expense in the prior year period. The remaining increase of $5.0 million was due to increases in professional fees of $2.6 million related to the ongoing investments to improve profitability and operational efficiencies, and compensation and benefits expense of $1.1 million primarily related to inflation, annual merit-related compensation increases and higher medical costs. The current quarter also included increases to federal deposit insurance and regulatory assessments of $677,000 due to new assessment rates that went into effect on January 1, 2023, and real estate charges on assets held for sale of $580,000.

Six months ended June 30, 2023 vs. June 30, 2022
Operating expenses increased to $124.2 million, as compared to $116.2 million. Operating expenses were adversely impacted by $92,000 and $3.1 million, for the respective periods, related to merger related expenses and net branch consolidation expense. The remaining increase of $11.1 million was due to increases in professional fees of $4.4 million and compensation and benefits expense of $4.3 million. The drivers of changes in expenses for the three months ended, as noted above, were also the drivers for the six months ended. Additionally, other operating expenses included higher expenses of $580,000 and $427,000 related to real estate charges on assets held for sale and mortgage title search fees, respectively.
Income Tax Expense
The provision for income taxes was $9.0 million and $17.7 million for the three and six months ended June 30, 2023, respectively, as compared to $8.9 million and $16.9 million for the same prior year periods. The effective tax rate was 24.4% and 24.0% for the three and six months ended June 30, 2023, respectively, as compared to 23.3% and 23.4% for the same prior year periods.

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
As a result of bank failures during the first quarter of the year, the Company took a series of precautionary measures and opted to bolster on-balance sheet liquidity, including cash and unpledged securities; and funding capacity at the FHLB and FRB Discount Window. As of June 30, 2023, total on-balance sheet liquidity and funding capacity was $4.0 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the Federal Deposit Insurance Corporation insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At June 30, 2023, the Bank reported in its respective Call Report $5.06 billion of estimated uninsured deposits. Excluding $2.03 billion of collateralized government deposits and $1.48 billion of intercompany deposits of fully consolidated subsidiaries, the Bank had estimated adjusted uninsured deposits of $1.55 billion, or 15% of total deposits. On balance-sheet liquidity and funding capacity represent 260% of the estimated adjusted uninsured deposits.

The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt, preferred and common stock. For the six months ended June 30, 2023, the Parent Company received dividend payments of $51.5 million from the Bank. At June 30, 2023, the Parent Company held $62.7 million in cash and cash equivalents.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, other borrowings, and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions, access to the FRB discount window, and the Bank Term Funding Program (“BTFP”).
As of June 30, 2023, the Company pledged $7.15 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, and includes collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $97.0 million of securities to collateralize its repurchase agreements and for other purposes required by law. The Company had $1.09 billion of term advances from the FHLB as of June 30, 2023, as compared to $1.21 billion at December 31, 2022. As of June 30, 2023, the Company had no overnight borrowings from the FHLB and no outstanding borrowings from the FRB discount window or the BTFP.
The Company’s cash needs for the six months ended June 30, 2023 were primarily satisfied by the increase in deposits. The cash was primarily maintained on the balance sheet to increase liquidity on hand, and utilized for loan originations and purchases of debt securities.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At June 30, 2023, outstanding commitments to originate loans totaled $115.8 million and outstanding undrawn lines of credit totaled $1.65 billion, of which $1.29 billion were commitments to commercial and commercial construction borrowers and $364.6 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At June 30, 2023, the Company also had various contractual obligations, which included debt obligations of $1.4 billion, including finance lease obligations of $1.8 million, and an additional $21.1 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.51 billion at June 30, 2023.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three months ended June 30, 2023, the Company did not repurchase any shares of its common stock. At June 30, 2023, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first six months of June 30, 2023 was $23.6 million. Cash dividends on preferred stock declared and paid during the first six months of June 30, 2023 was $2.0 million.
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

Regulatory Capital Requirements
As of June 30, 2023 and December 31, 2022, the Company and the Bank satisfy all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2023	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,190,122	9.21%	$517,131	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,060,812	10.21	727,032	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,190,122	11.46	882,824	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,380,249	13.29	1,090,547	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,144,580	8.92%	$513,100	4.00%		$641,375	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,144,580	11.13	719,670	7.00	(1)	668,265	6.50
Tier 1 capital (to risk-weighted assets)	1,144,580	11.13	873,885	8.50	(1)	822,480	8.00
Total capital (to risk-weighted assets)	1,209,475	11.76	1,079,505	10.50	(1)	1,028,100	10.00
As of December 31, 2022
Company:
Tier 1 capital (to average assets)	$1,150,690	9.43%	$488,297	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,021,774	9.93	720,641	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,150,690	11.18	875,064	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,336,652	12.98	1,080,961	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,122,946	9.20%	$488,033	4.00%		$610,041	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,122,946	11.02	713,194	7.00	(1)	662,251	6.50
Tier 1 capital (to risk-weighted assets)	1,122,946	11.02	866,021	8.50	(1)	815,078	8.00
Total capital (to risk-weighted assets)	1,183,705	11.62	1,069,791	10.50	(1)	1,018,848	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At June 30, 2023 and December 31, 2022, the Company maintained a stockholders’ equity to total assets ratio of 12.01% and 12.10%, respectively.

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans:
Commercial real estate – investor	$13,000	$10,483
Commercial real estate – owner occupied	565	4,025
Commercial and industrial	199	331
Residential real estate	6,174	5,969
Other consumer	2,820	2,457
Total non-performing loans and assets	$22,758	$23,265
PCD loans, net of allowance for loan credit losses	$18,872	$27,129
Delinquent loans 30-89 days	$3,136	$14,148
Allowance for loan credit losses as a percent of total loans	0.61%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans	271.51	244.25
Non-performing loans as a percent of total loans receivable	0.23	0.23
Non-performing assets as a percent of total assets	0.17	0.18
The Company’s non-performing loans totaled $22.8 million at June 30, 2023, as compared to $23.3 million at December 31, 2022. At June 30, 2023, total non-performing loans included $718,000 of modified loans to borrowers experiencing financial difficulty and $6.2 million of troubled debt restructuring (“TDR”) loans that existed prior to adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. At December 31, 2022, total non-performing loans included $6.4 million of TDR loans. Included in the non-performing loans total was $3.2 million and $3.9 million of PCD loans at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the allowance for loan credit losses totaled $61.8 million, or 0.61% of total loans, as compared to $56.8 million, or 0.57% of total loans, at December 31, 2022. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $9.8 million and $11.4 million at June 30, 2023 and December 31, 2022, respectively.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	June 30,	December 31,
	2023	2022
Special Mention	$30,859	$48,214
Substandard	88,152	50,776
The change in special mention and substandard loans was due to a migration of certain loans from special mention to substandard risk rating, which primarily consisted of two CRE-Investor Owned relationships totaling $24.3 million. The remaining increase in substandard loans was primarily due to one CRE-Investor Owned relationship for $7.0 million, which was downgraded to substandard during the six months ended June 30, 2023.

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

Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2023

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-01 “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which made targeted improvements to the optional hedge accounting model with the objective of improving hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The adoption of this standard did not have an impact on the Company’s consolidated financial statements, as the Company currently does not have any fair value hedges.
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
In December 2022, FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848”, which was effective upon issuance. The amendments in this ASU defer the sunset date of Topic 848 (Reference Rate Reform) from December 31, 2022 to December 31, 2024. Topic 848, originally issued in 2020 and later amended in 2021, provides optional accounting expedients and exceptions for certain loan agreements, derivatives and other transactions affected by the transition away from London Inter-Bank Offered Rate (“LIBOR”) towards alternative reference rates. As of December 31, 2021, the Company adopted certain of these practical expedients in Topic 848 and will continue to apply prospectively until December 31, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Transition from LIBOR
As of December 31, 2021, the Company ceased issuing LIBOR-based products and transitioned to Alternative Rates. For the tenors of U.S. dollar LIBOR utilized by the Company, the administrator of LIBOR extended publication until June 30, 2023. As of June 30, 2023, the Company has transitioned substantially all of its previously existing LIBOR-based products that were not expected to mature or settle prior to the cessation date. Contract language for all remaining LIBOR-based loans, securities, and borrowings has been reviewed and updated as necessary to automatically convert to an Alternative Rate at their next rate reset date with no action required.

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
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, potential recessionary conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, future natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, changes in liquidity, including the size and composition of the Company’s deposit portfolio, including the percentage of uninsured deposits in the portfolio, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and savings habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
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
The principal objectives of the IRR management function are to: evaluate the IRR inherent in the Company’s business; determine the level of risk appropriate given the Company’s business focus, operating environment, capital, and liquidity requirements and performance objectives; and manage the risk consistent with Board approved guidelines. The Company’s Board has established an Asset Liability Committee (“ALCO”) consisting of members of management, responsible for reviewing asset liability policies and the IRR position. ALCO meets regularly and reports the Company’s IRR position and trends to the Board on a regular basis.
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
The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity scenarios for a specific range of interest rate scenarios as of June 30, 2023 and December 31, 2022 (dollars in thousands).

	June 30, 2023					December 31, 2022
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
200	$1,023,376	(12.9)%	8.8%	$391,374	3.5%	$1,574,239	(8.5)%	13.7%	$440,916	1.2%
100	1,090,156	(7.2)	9.2	384,774	1.7	1,646,301	(4.3)	13.9	438,280	0.6
Static	1,174,533	—	9.6	378,181	—	1,719,619	—	14.1	435,492	—
(100)	1,279,641	8.9	10.1	366,624	(3.1)	1,762,678	2.5	14.0	428,519	(1.6)
(200)	1,399,997	19.2	10.7	351,948	(6.9)	1,740,837	1.2	13.5	412,038	(5.4)
The net interest income sensitivity results indicate that at both June 30, 2023 and December 31, 2022 the Company was modestly asset sensitive. The change in sensitivity between these periods was impacted by floating rate loan growth and an increase in longer-term fixed-rate funding, partially offset by the deposit mix shift into short-term time deposits.

Overall, the measure of EVE at risk increased in all rising rate scenarios from December 31, 2022 to June 30, 2023. This increase is the result of rising market rates resulting in lower market values in the loan portfolio, along with the impact of an increase in deposit costs and a shift from lower cost, long-term non-maturity deposits to higher cost time deposits.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$457,747	$167,946
Debt securities available-for-sale, at estimated fair value	452,016	457,648
Debt securities held-to-maturity, net of allowance for securities credit losses of $964 at June 30, 2023 and $1,128 at December 31, 2022 (estimated fair value of $1,109,756 at June 30, 2023 and $1,110,041 at December 31, 2022)	1,222,507	1,221,138
Equity investments	96,452	102,037
Restricted equity investments, at cost	105,305	109,278
Loans receivable, net of allowance for loan credit losses of $61,791 at June 30, 2023 and $56,824 at December 31, 2022	10,030,106	9,868,718
Loans held-for-sale	4,200	690
Interest and dividends receivable	47,933	44,704
Premises and equipment, net	124,139	126,705
Bank owned life insurance	263,836	261,603
Assets held for sale	3,608	2,719
Goodwill	506,146	506,146
Core deposit intangible	11,476	13,497
Other assets	213,432	221,067
Total assets	$13,538,903	$13,103,896
Liabilities and Stockholders’ Equity
Deposits	$10,158,337	$9,675,206
Federal Home Loan Bank (“FHLB”) advances	1,091,666	1,211,166
Securities sold under agreements to repurchase with customers	74,452	69,097
Other borrowings	195,925	195,403
Advances by borrowers for taxes and insurance	27,839	21,405
Other liabilities	364,401	346,155
Total liabilities	11,912,620	11,518,432
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both June 30, 2023 and December 31, 2022	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,155,942 and 61,877,686 shares issued at June 30, 2023 and December 31, 2022, respectively; and 59,420,859 and 59,144,128 shares outstanding at June 30, 2023 and December 31, 2022, respectively	613	612
Additional paid-in capital	1,159,394	1,154,821
Retained earnings	569,867	540,507
Accumulated other comprehensive loss	(30,348)	(35,982)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,986)	(6,191)
Treasury stock, 2,735,083 shares at both June 30, 2023 and December 31, 2022	(69,106)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,625,435	1,584,662
Non-controlling interest	848	802
Total stockholders’ equity	1,626,283	1,585,464
Total liabilities and stockholders’ equity	$13,538,903	$13,103,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Interest income:
Loans	$129,104	$90,731	$250,824	$173,199
Debt securities	14,320	7,473	28,606	14,977
Equity investments and other	6,672	1,212	9,700	2,223
Total interest income	150,096	99,416	289,130	190,399
Interest expense:
Deposits	37,934	4,317	59,264	8,358
Borrowed funds	20,053	4,302	38,955	7,017
Total interest expense	57,987	8,619	98,219	15,375
Net interest income	92,109	90,797	190,911	175,024
Provision for credit losses	1,229	1,254	4,242	3,105
Net interest income after provision for credit losses	90,880	89,543	186,669	171,919
Other income:
Bankcard services revenue	1,544	3,310	2,874	6,273
Trust and asset management revenue	645	658	1,257	1,267
Fees and service charges	5,602	7,646	10,761	10,706
Net gain on sales of loans	33	3	53	180
Net loss on equity investments	(559)	(8,078)	(7,360)	(10,864)
Net gain from other real estate operations	—	50	—	48
Income from bank owned life insurance	1,182	1,422	2,463	3,525
Commercial loan swap income	—	2,294	701	5,075
Other	481	236	252	183
Total other income	8,928	7,541	11,001	16,393
Operating expenses:
Compensation and employee benefits	34,222	33,153	68,142	63,848
Occupancy	5,265	4,758	10,504	10,502
Equipment	1,101	1,336	2,306	2,706
Marketing	961	971	1,943	1,587
Federal deposit insurance and regulatory assessments	2,465	1,788	4,214	3,678
Data processing	6,165	6,170	12,319	11,906
Check card processing	1,214	1,515	2,495	2,497
Professional fees	5,083	2,472	10,181	5,794
Amortization of core deposit intangible	994	1,178	2,021	2,388
Branch consolidation expense, net	—	546	70	948
Merger related expenses	—	196	22	2,161
Other operating expense	5,460	4,578	10,022	8,141
Total operating expenses	62,930	58,661	124,239	116,156
Income before provision for income taxes	36,878	38,423	73,431	72,156
Provision for income taxes	8,996	8,940	17,650	16,914
Net income	27,882	29,483	55,781	55,242
Net income attributable to non-controlling interest	85	522	101	522
Net income attributable to OceanFirst Financial Corp.	27,797	28,961	55,680	54,720
Dividends on preferred shares	1,004	1,004	2,008	2,008
Net income available to common stockholders	$26,793	$27,957	$53,672	$52,712
Basic earnings per share	$0.45	$0.48	$0.91	$0.90
Diluted earnings per share	$0.45	$0.47	$0.91	$0.89
Average basic shares outstanding	59,147	58,894	58,988	58,823
Average diluted shares outstanding	59,153	58,995	59,038	58,975
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$27,882	$29,483	$55,781	$55,242
Other comprehensive (loss) income:
Net unrealized gain (loss) on debt securities (net of tax expense of $92 and $1,858 in 2023 and tax benefit of $4,460 and $8,388 in 2022, respectively)	282	(13,996)	5,829	(26,368)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $54 and $110 in 2023 and tax expense of $61 and $126 in 2022, respectively)	82	89	161	178
Unrealized loss on derivative hedges (net of tax benefit of $506 and $375 in 2023)	(1,588)	—	(1,176)	—
Reclassification adjustment for losses (gains) included in net income (net of tax expense of $61 and $262 in 2023 and benefit of $5 and $26 in 2022, respectively)	191	(16)	820	(82)
Total other comprehensive (loss) income, net of tax	(1,033)	(13,923)	5,634	(26,272)
Total comprehensive income	26,849	15,560	61,415	28,970
Less: comprehensive income attributable to non-controlling interest	85	522	101	522
Comprehensive income attributable to OceanFirst Financial Corp.	26,764	15,038	61,314	28,448
Less: Dividends on preferred shares	1,004	1,004	2,008	2,008
Total comprehensive income available to common stockholders	$25,760	$14,034	$59,306	$26,440
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at March 31, 2022	$1	$612	$1,149,503	$456,251	$(15,170)	$(8,009)	$(63,854)	$—	$1,519,334
Net income	—	—	—	28,961	—	—	—	522	29,483
Other comprehensive loss, net of tax	—	—	—	—	(13,923)	—	—	—	(13,923)
Stock compensation	—	—	1,848	—	—	—	—	—	1,848
Allocation of ESOP stock	—	—	(30)	—	—	606	—	—	576
Cash dividend $0.17 per share	—	—	—	(10,022)	—	—	—	—	(10,022)
Exercise of stock options	—	—	42	(80)	—	—	—	—	(38)
Repurchase 272,779 shares of common stock	—	—	—	—	—	—	(5,252)	—	(5,252)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distributions to non-controlling interest	—	—	—	8	—	—	—	(414)	(406)
Balance at June 30, 2022	$1	$612	$1,151,363	$474,114	$(29,093)	$(7,403)	$(69,106)	$944	$1,521,432

Balance at March 31, 2023	$1	$613	$1,158,007	$554,941	$(29,315)	$(5,588)	$(69,106)	$818	$1,610,371
Net income	—	—	—	27,797	—	—	—	85	27,882
Other comprehensive loss, net of tax	—	—	—	—	(1,033)	—	—	—	(1,033)
Stock compensation	—	—	1,508	—	—	—	—	—	1,508
Allocation of ESOP stock	—	—	(136)	—	—	602	—	—	466
Cash dividend $0.20 per share	—	—	—	(11,837)	—	—	—	—	(11,837)
Exercise of stock options	—	—	15	(30)	—	—	—	—	(15)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at June 30, 2023	$1	$613	$1,159,394	$569,867	$(30,348)	$(4,986)	$(69,106)	$848	$1,626,283

OceanFirst Financial Corp.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$—	$1,516,553
Net income	—	—	—	54,720	—	—	—	522	55,242
Other comprehensive loss, net of tax	—	—	—	—	(26,272)	—	—	—	(26,272)
Stock compensation	—	—	3,400	—	—	—	—	—	3,400
Allocation of ESOP stock	—	—	35	—	—	1,212	—	—	1,247
Cash dividend $0.34 per share	—	—	—	(20,015)	—	—	—	—	(20,015)
Exercise of stock options	—	1	1,147	(897)	—	—	—	—	251
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)	—	(7,396)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Acquisition of Trident	—	—	—	—	—	—	—	836	836
Distributions to non-controlling interest	—	—	—	8	—	—	—	(414)	(406)
Balance at June 30, 2022	$1	$612	$1,151,363	$474,114	$(29,093)	$(7,403)	$(69,106)	$944	$1,521,432

Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income	—	—	—	55,680	—	—	—	101	55,781
Other comprehensive income, net of tax	—	—	—	—	5,634	—	—	—	5,634
Stock compensation	—	—	3,336	—	—	—	—	—	3,336
Allocation of ESOP stock	—	—	(75)	—	—	1,205	—	—	1,130
Cash dividend $0.40 per share	—	—	—	(23,592)	—	—	—	—	(23,592)
Exercise of stock options	—	1	1,312	(720)	—	—	—	—	593
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at June 30, 2023	$1	$613	$1,159,394	$569,867	$(30,348)	$(4,986)	$(69,106)	$848	$1,626,283

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$55,781	$55,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,082	5,627
Allocation of ESOP stock	1,130	1,247
Stock compensation	3,336	3,400
Net excess tax expense on stock compensation	244	217
Amortization of servicing asset	20	12
Net premium amortization in excess of discount accretion on securities	2,012	3,714
Net amortization of deferred costs on borrowings	297	276
Amortization of core deposit intangible	2,021	2,388
Net accretion of purchase accounting adjustments	(2,448)	(5,384)
Net amortization of deferred fees/costs and premiums/discounts on loans	(818)	414
Provision for credit losses	4,242	3,105
Net gain on sale of other real estate owned	—	(54)
Net write down of fixed assets held-for-sale to net realizable value	459	1,403
Net gain on sale of fixed assets	(26)	(63)
Net loss on sales of available-for-sale securities	697	—
Net loss on equity investments	7,360	10,864
Net gain on sales of loans	(53)	(180)
Proceeds from sales of residential loans held for sale	22,578	727
Residential loans originated for sale	(26,035)	(703)
Increase in value of bank owned life insurance	(2,463)	(3,525)
Net loss (gain) on sale of assets held for sale	44	(1,394)
Increase in interest and dividends receivable	(3,229)	(1,578)
Deferred tax benefit	(33)	(47)
Decrease (increase) in other assets	6,424	(55,494)
Increase in other liabilities	18,640	106,082
Total adjustments	40,481	71,054
Net cash provided by operating activities	96,262	126,296
Cash flows from investing activities:
Net increase in loans receivable	(163,714)	(646,428)
Proceeds from sale of loans	—	12,167
Purchase of residential loan pool	—	(161,701)
Premiums paid on purchased loan pool	—	(495)
Purchase of debt securities available-for-sale	(4,287)	(63,568)
Purchase of debt securities held-to-maturity	(63,661)	(25,204)
Purchase of equity investments	(7,175)	(3,298)
Proceeds from maturities and calls of debt securities available-for-sale	15,800	63,750
Proceeds from maturities and calls of debt securities held-to-maturity	11,465	17,700
Proceeds from sales of debt securities available-for-sale	1,300	25,257
Proceeds from sale of equity investments	4,822	17,734
Principal repayments on debt securities held-to-maturity	51,012	77,510
Proceeds from bank owned life insurance	230	2,502
Proceeds from the redemption of restricted equity investments	105,427	109,543
Purchases of restricted equity investments	(101,449)	(132,395)
Proceeds from sale of other real estate owned	—	160
Proceeds from sales of assets held-for-sale	328	6,100
Purchases of premises and equipment	(4,717)	(11,745)
Net cash consideration received for acquisition	—	38,609
Net cash used in investing activities	(154,619)	(673,802)

OceanFirst Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$483,289	$99,068
Increase (decrease) in short-term borrowings	5,303	(13,274)
Net proceeds from FHLB advances	(119,500)	488,750
Repayments of other borrowings	—	(35,052)
Increase in advances by borrowers for taxes and insurance	6,434	3,335
Exercise of stock options	593	251
Payment of employee taxes withheld from stock awards and phantom stock units	(2,346)	(1,472)
Purchase of treasury stock	—	(7,396)
Dividends paid	(25,600)	(22,023)
Distributions to non-controlling interest	(55)	(406)
Net cash provided by financing activities	348,118	511,781
Net increase (decrease) in cash and due from banks and restricted cash	289,761	(35,725)
Cash and due from banks and restricted cash at beginning of period	167,986	224,784
Cash and due from banks and restricted cash at end of period	$457,747	$189,059
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$167,946	$204,949
Restricted cash at beginning of period	40	19,835
Cash and due from banks and restricted cash at beginning of period	$167,986	$224,784
Cash and due from banks at end of period	$457,747	$189,019
Restricted cash at end of period	—	40
Cash and due from banks and restricted cash at end of period	$457,747	$189,059
Cash paid during the period for:
Interest	$86,290	$15,059
Income taxes	20,076	3,633
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	272	304
Net loan charge-offs (recoveries)	123	(83)
Transfer of loans receivable to loans held-for-sale	—	12,011
Transfer of premises and equipment to assets held-for-sale	1,302	2,776

Acquisition:
Non-cash assets acquired:
Other current assets	$—	$238
Premises and equipment	—	18
Right of use (“ROU”) asset	—	779
Other assets	—	81
Total non-cash assets acquired	$—	$1,116
Liabilities assumed:
Lease liability	$—	$779
Other liabilities	—	43,937
Total liabilities assumed	$—	$44,716

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include: the accounts of OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, and Country Property Holdings, Inc; and a majority controlling interest in Trident. Certain other subsidiaries were dissolved in 2022 and are included in the consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the full year 2023 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding	59,451	59,300	59,371	59,302
Less: Unallocated ESOP shares	(273)	(393)	(287)	(408)
Unallocated incentive award shares	(31)	(13)	(96)	(71)
Average basic shares outstanding	59,147	58,894	58,988	58,823
Add: Effect of dilutive securities:
Incentive awards	6	101	50	152
Average diluted shares outstanding	59,153	58,995	59,038	58,975
For the three and six months ended June 30, 2023, antidilutive stock options of 1,986,000 and 1,540,000, respectively, were excluded from the earnings per share calculation. For the three and six months ended June 30, 2022, antidilutive stock options of 1,577,000 and 1,573,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At June 30, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$73,026	$—	$(7,228)	$65,798	$—
Corporate debt securities	10,077	—	(1,141)	8,936	—
Asset-backed securities	296,212	—	(11,375)	284,837	—
Agency commercial mortgage-backed securities (“MBS”)	110,073	—	(17,628)	92,445	—
Total debt securities available-for-sale	$489,388	$—	$(37,372)	$452,016	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$249,515	$90	$(22,371)	$227,234	$(52)
Corporate debt securities	54,948	51	(5,349)	49,650	(907)
Mortgage-backed securities:
Agency residential	863,179	400	(84,246)	779,333	—
Agency commercial	32,569	—	(1,794)	30,775	—
Non-agency commercial	25,286	—	(2,522)	22,764	(5)
Total mortgage-backed securities	921,034	400	(88,562)	832,872	(5)
Total debt securities held-to-maturity	$1,225,497	$541	$(116,282)	$1,109,756	$(964)
Total debt securities	$1,714,885	$541	$(153,654)	$1,561,772	$(964)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$87,648	$1	$(7,635)	$80,014	$—
Corporate debt securities	8,928	—	(756)	8,172	—
Asset-backed securities	296,222	—	(19,349)	276,873	—
Agency commercial MBS	110,606	—	(18,017)	92,589	—
Total debt securities available-for-sale	$503,404	$1	$(45,757)	$457,648	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$260,249	$46	$(24,940)	$235,355	$(60)
Corporate debt securities	56,893	380	(3,778)	53,495	(1,059)
Mortgage-backed securities:
Agency residential	849,985	795	(83,586)	767,194	—
Agency commercial	32,127	23	(1,189)	30,961	—
Non-agency commercial	25,310	—	(2,274)	23,036	(9)
Total mortgage-backed securities	907,422	818	(87,049)	821,191	(9)
Total debt securities held-to-maturity	$1,224,564	$1,244	$(115,767)	$1,110,041	$(1,128)
Total debt securities	$1,727,968	$1,245	$(161,524)	$1,567,689	$(1,128)

There was no allowance for securities credit losses on debt securities available-for-sale at June 30, 2023 or December 31, 2022.
The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for securities credit losses
Beginning balance	$(1,043)	$(1,380)	$(1,128)	$(1,467)
Provision for credit loss benefit	79	87	164	174
Total ending allowance balance	$(964)	$(1,293)	$(964)	$(1,293)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at June 30, 2023, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of June 30, 2023
State and municipal debt obligations	$249,515	$—	$249,515
Corporate debt securities	40,408	14,540	54,948
Non-agency commercial MBS	25,286	—	25,286
Total debt securities held-to-maturity	$315,209	$14,540	$329,749
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of debt securities held-to-maturity at June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Amortized cost	$1,225,497	$1,224,564
Allowance for securities credit losses	(964)	(1,128)
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	11,530	11,258
Carrying value	$1,222,507	$1,221,138
There were no realized losses and $697,000 of realized losses on sale of debt securities available-for-sale for the three and six months ended June 30, 2023, respectively, as compared to $21,000 and $108,000 for the corresponding prior year periods. These realized losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at June 30, 2023 by contractual maturity are shown below (in thousands):

June 30, 2023	Amortized Cost	Estimated Fair Value
Less than one year	$36,231	$35,786
Due after one year through five years	176,032	160,455
Due after five years through ten years	207,267	193,962
Due after ten years	264,248	246,252
	$683,778	$636,455
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2023, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $64.0 million, $82.3 million, and $296.2 million, respectively, and an estimated fair value of $57.6 million, $78.0 million, and $284.8 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At June 30, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$2,334	$(25)	$63,464	$(7,203)	$65,798	$(7,228)
Corporate debt securities	6,557	(520)	2,379	(621)	8,936	(1,141)
Asset-backed securities	—	—	284,837	(11,375)	284,837	(11,375)
Agency commercial MBS	—	—	92,445	(17,628)	92,445	(17,628)
Total debt securities available-for-sale	8,891	(545)	443,125	(36,827)	452,016	(37,372)
Debt securities held-to-maturity:
State and municipal debt obligations	29,552	(368)	191,803	(22,003)	221,355	(22,371)
Corporate debt securities	5,532	(576)	39,686	(4,773)	45,218	(5,349)
MBS:
Agency residential	227,401	(5,715)	498,132	(78,531)	725,533	(84,246)
Agency commercial	28,478	(1,751)	1,899	(43)	30,377	(1,794)
Non-agency commercial	—	—	22,764	(2,522)	22,764	(2,522)
Total MBS	255,879	(7,466)	522,795	(81,096)	778,674	(88,562)
Total debt securities held-to-maturity	290,963	(8,410)	754,284	(107,872)	1,045,247	(116,282)
Total debt securities	$299,854	$(8,955)	$1,197,409	$(144,699)	$1,497,263	$(153,654)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$27,232	$(450)	$52,782	$(7,185)	$80,014	$(7,635)
Corporate debt securities	4,735	(193)	3,437	(563)	8,172	(756)
Asset-backed securities	143,392	(9,179)	133,481	(10,170)	276,873	(19,349)
Agency commercial MBS	8,782	(1,675)	83,807	(16,342)	92,589	(18,017)
Total debt securities available-for-sale	184,141	(11,497)	273,507	(34,260)	457,648	(45,757)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	133,492	(11,952)	97,135	(12,988)	230,627	(24,940)
Corporate debt securities	11,783	(598)	36,152	(3,180)	47,935	(3,778)
MBS:
Agency residential	297,296	(12,404)	397,036	(71,182)	694,332	(83,586)
Agency commercial	25,936	(1,150)	2,062	(39)	27,998	(1,189)
Non-agency commercial	16,839	(1,621)	6,198	(653)	23,037	(2,274)
Total MBS	340,071	(15,175)	405,296	(71,874)	745,367	(87,049)
Total debt securities held-to-maturity	485,346	(27,725)	538,583	(88,042)	1,023,929	(115,767)
Total debt securities	$669,487	$(39,222)	$812,090	$(122,302)	$1,481,577	$(161,524)

The Company concluded that debt securities were not impaired at June 30, 2023 based on consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At June 30, 2023 and December 31, 2022, the Company held equity investments of $96.5 million and $102.0 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2023 and 2022 are shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss on equity investments	$(559)	$(8,078)	$(7,360)	$(10,864)
Less: Net (losses) gains recognized on equity investments sold	(854)	(231)	(5,462)	1,351
Unrealized gains (losses) recognized on equity investments still held	$295	$(7,847)	$(1,898)	$(12,215)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Commercial:
Commercial real estate – investor	$5,319,686	$5,171,952
Commercial real estate – owner occupied	981,618	997,367
Commercial and industrial	620,284	622,372
Total commercial	6,921,588	6,791,691
Consumer:
Residential real estate	2,906,556	2,861,991
Home equity loans and lines and other consumer (“other consumer”)	255,486	264,372
Total consumer	3,162,042	3,126,363
Total loans receivable	10,083,630	9,918,054
Deferred origination costs, net of fees	8,267	7,488
Allowance for loan credit losses	(61,791)	(56,824)
Total loans receivable, net	$10,030,106	$9,868,718
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Total
June 30, 2023
Commercial real estate - investor
Pass	$116,385	$1,169,785	$1,304,903	$535,020	$502,580	$994,662	$616,235	$5,239,570
Special Mention	—	—	2,460	188	63	17,502	1,388	21,601
Substandard	—	—	—	3,750	20,109	33,398	1,258	58,515
Total commercial real estate - investor	116,385	1,169,785	1,307,363	538,958	522,752	1,045,562	618,881	5,319,686
Commercial real estate - owner occupied
Pass	51,839	117,775	110,128	66,894	108,189	488,320	12,127	955,272
Special Mention	—	—	—	—	—	4,895	—	4,895
Substandard	—	—	—	—	2,003	19,358	90	21,451
Total commercial real estate - owner occupied	51,839	117,775	110,128	66,894	110,192	512,573	12,217	981,618
Commercial and industrial
Pass	65,775	57,240	21,505	11,258	9,781	57,200	390,624	613,383
Special Mention	—	—	10	—	—	210	2,037	2,257
Substandard	—	—	21	18	960	2,006	1,639	4,644
Total commercial and industrial	65,775	57,240	21,536	11,276	10,741	59,416	394,300	620,284
Residential real estate (1)
Pass	111,815	931,294	582,192	405,474	234,279	637,803	—	2,902,857
Special Mention	—	308	—	206	147	1,336	—	1,997
Substandard	62	56	—	258	487	839	—	1,702
Total residential real estate	111,877	931,658	582,192	405,938	234,913	639,978	—	2,906,556
Other consumer (1)
Pass	15,400	22,078	22,150	13,850	14,128	131,342	34,589	253,537
Special Mention	—	—	—	—	—	109	—	109
Substandard	—	—	—	—	49	1,791	—	1,840
Total other consumer	15,400	22,078	22,150	13,850	14,177	133,242	34,589	255,486
Total loans	$361,276	$2,298,536	$2,043,369	$1,036,916	$892,775	$2,390,771	$1,059,987	$10,083,630
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended June 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$22,451	$4,116	$5,827	$26,928	$873	$60,195
Provision (benefit) for credit losses	2,029	223	239	(785)	13	1,719
Charge-offs (1)	—	—	(125)	—	(81)	(206)
Recoveries	1	3	4	9	66	83
Balance at end of period	$24,481	$4,342	$5,945	$26,152	$871	$61,791
For the three months ended June 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$23,637	$5,053	$4,649	$16,277	$982	$50,598
(Benefit) provision for credit losses	(1,080)	(116)	572	1,966	130	1,472
Charge-offs	—	(14)	—	(56)	(217)	(287)
Recoveries	51	98	19	9	101	278
Balance at end of period	$22,608	$5,021	$5,240	$18,196	$996	$52,061
For the six months ended June 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	3,408	(81)	370	1,605	(259)	5,043
Charge-offs (1)	—	(6)	(128)	—	(82)	(216)
Recoveries	3	6	8	17	106	140
Balance at end of period	$24,481	$4,342	$5,945	$26,152	$871	$61,791
For the six months ended June 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
(Benefit) provision for credit losses	(2,947)	(956)	166	6,994	(129)	3,128
Charge-offs	—	(18)	—	(56)	(356)	(430)
Recoveries	51	111	35	103	213	513
Balance at end of period	$22,608	$5,021	$5,240	$18,196	$996	$52,061
(1) Gross charge-offs for the three and six months ended June 30, 2023 of $206,000 and $216,000, respectively, related to loans that were originated in and prior to 2018.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At June 30, 2023 and December 31, 2022, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $7.3 million and $4.6 million, respectively, commercial real estate - owner occupied of $565,000 and $4.0 million, respectively, and commercial and industrial of $199,000 and $160,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $1.6 million and $858,000 at June 30, 2023 and December 31, 2022, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Commercial real estate – investor	$13,000	$10,483
Commercial real estate – owner occupied	565	4,025
Commercial and industrial	199	331
Residential real estate	6,174	5,969
Other consumer	2,820	2,457
	$22,758	$23,265

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

At June 30, 2023 and December 31, 2022, the non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2023, there were no loans that were past due 90 days or greater and still accruing interest. At December 31, 2022, there was one Paycheck Protection Program (“PPP”) loan for $14,000 that was past due 90 days or greater and still accrued interest, which subsequently became current. Per Small Business Administration (“SBA”) guidelines, the SBA will pay accrued interest through the deferral period up to a maximum of 120 days past due. Given these servicing guidelines, PPP loans that are 90 to 120 days past due will be reported as accruing loans.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2023 and December 31, 2022 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2023
Commercial real estate – investor	$—	$—	$3,958	$3,958	$5,315,728	$5,319,686
Commercial real estate – owner occupied	95	41	—	136	981,482	981,618
Commercial and industrial	7	149	39	195	620,089	620,284
Residential real estate	—	1,997	1,702	3,699	2,902,857	2,906,556
Other consumer	738	109	1,840	2,687	252,799	255,486
	$840	$2,296	$7,539	$10,675	$10,072,955	$10,083,630
December 31, 2022
Commercial real estate – investor	$217	$875	$3,700	$4,792	$5,167,160	$5,171,952
Commercial real estate – owner occupied	143	80	3,750	3,973	993,394	997,367
Commercial and industrial	159	47	180	386	621,986	622,372
Residential real estate	7,003	4,377	2,069	13,449	2,848,542	2,861,991
Other consumer	573	673	1,882	3,128	261,244	264,372
	$8,095	$6,052	$11,581	$25,728	$9,892,326	$9,918,054
The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At June 30, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $898,000 related to term extensions, which included residential real estate of $658,000 and other consumer of $240,000.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the $898,000 loans with modifications to borrowers experiencing financial difficulty, $755,000 were current and one residential loan of $143,000 had a payment default during the three and six months ended June 30, 2023.
Prior to the adoption of ASU 2022-02, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. Since adoption of this ASU, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 remain until settled.
At June 30, 2023 and December 31, 2022, TDR loans totaled $13.5 million and $13.9 million, respectively. At June 30, 2023 and December 31, 2022, there were $6.2 million and $6.4 million, respectively, of TDR loans included in the non-accrual loan totals. At June 30, 2023 and December 31, 2022, the Company had $436,000 and $590,000, respectively, of specific reserve allocated to one loan that was classified as a TDR loan. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $7.3 million and $7.5 million at June 30, 2023 and December 31, 2022, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information about TDR loans which occurred during the three and six months ended June 30, 2022 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended June 30, 2022
Troubled debt restructurings:	None	None	None
Six months ended June 30, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Consumer	3	991	1,109
There were no TDR loans that defaulted during the three and six months ended June 30, 2023 and 2022, which were modified within the preceding year.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Deposits
The major types of deposits at June 30, 2023 and December 31, 2022 were as follows (in thousands):

Type of Account	June 30,	December 31,
	2023	2022
Non-interest-bearing	$1,854,136	$2,101,308
Interest-bearing checking	3,537,834	3,829,683
Money market deposit	770,440	714,386
Savings	1,229,897	1,487,809
Time deposits	2,766,030	1,542,020
Total deposits	$10,158,337	$9,675,206
Included in time deposits at June 30, 2023 and December 31, 2022 was $310.6 million and $117.7 million, respectively, in deposits of $250,000 or more. Time deposits also include brokered deposits of $1.42 billion and $873.4 million at June 30, 2023 and December 31, 2022, respectively.
Note 6. Borrowed Funds
Borrowed funds at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
FHLB advances	$1,091,666	$1,211,166
Securities sold under agreements to repurchase with customers	74,452	69,097
Other borrowings	195,925	195,403
Total borrowed funds	$1,362,043	$1,475,666
The Company had no FHLB overnight advances or borrowings from the Federal Reserve Bank (“FRB”) Discount Window or Bank Term Funding Program at June 30, 2023 and December 31, 2022.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
June 30, 2023
FHLB and FRB	$7,147,408	$15,037	$7,162,445
Repurchase agreements	—	81,919	81,919
Total pledged assets	$7,147,408	$96,956	$7,244,364
December 31, 2022
FHLB and FRB	$6,487,980	$830,057	$7,318,037
Repurchase agreements	—	105,294	105,294
Total pledged assets	$6,487,980	$935,351	$7,423,331

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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$452,016	$—	$452,016	$—
Equity investments	49,469	—	49,470	—
Interest rate derivative asset	109,651	—	109,651	—
Interest rate derivative liability	(110,869)	—	(110,869)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,983	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,613	—	—	9,613
December 31, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$457,648	$—	$457,648	$—
Equity investments	61,942	430	61,511	—
Interest rate derivative asset	113,420	—	113,420	—
Interest rate derivative liability	(113,473)	—	(113,473)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	40,095	—	—	37,076
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,635	—	—	9,635
(1)    As of June 30, 2023 and December 31, 2022, primarily consists of $43.6 million and $37.1 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the six months ended June 30, 2023 as a result of observable price changes in the investment and $20.0 million of unrealized gains for the year ended December 31, 2022.
(2)    As of June 30, 2023 and December 31, 2022, equity investments of $47.0 million and $40.1 million, respectively, included $3.4 million and $3.0 million of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
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

For the Six Months Ended June 30,
2022
Beginning balance	$2,718
Transfers out of Level 3	(2,718)
Ending balance	$—
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three and six months ended June 30, 2023. During the six months ended June 30, 2022, the Company executed its right to convert $2.7 million of preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1.

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
Fair value of performing and non-performing loans, which is based on an exit price notion, was estimated by discounting the future cash flows, net of estimated prepayments, at market discount rates that reflect the credit and interest rate risk inherent in the loan.
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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of June 30, 2023 and December 31, 2022 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2023
Financial Assets:
Cash and due from banks	$457,747	$457,747	$—	$—
Debt securities held-to-maturity	1,222,507	—	1,100,929	8,827
Restricted equity investments	105,305	—	—	105,305
Loans receivable, net and loans held-for-sale	10,034,306	—	—	8,895,899
Financial Liabilities:
Deposits other than time deposits (1)	7,392,307	—	7,392,307	—
Time deposits	2,766,030	—	2,731,216	—
FHLB advances and other borrowings	1,287,591	—	1,277,187	—
Securities sold under agreements to repurchase with customers	74,452	74,452	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$167,946	$167,946	$—	$—
Debt securities held-to-maturity	1,221,138	—	1,097,984	12,057
Restricted equity investments	109,278	—	—	109,278
Loans receivable, net and loans held-for-sale	9,869,408	—	—	9,103,137
Financial Liabilities:
Deposits other than time deposits (1)	8,133,186	—	8,133,186	—
Time deposits	1,542,020	—	1,504,601	—
FHLB advances and other borrowings	1,406,569	—	1,416,384	—
Securities sold under agreements to repurchase with customers	69,097	69,097	—	—
(1) The estimated fair value of non-maturity deposits does not consider any inherent value and represents amount payable on demand. However, non-maturity deposits do contain significant inherent value to the Company, particularly when overnight funding costs are greater than the deposit costs.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized gains of $22,000 and $0 in commercial loan swap income resulting from the fair value adjustment for the three and six months ended June 30, 2023, respectively, as compared to gains of $0 and $37,000 for the corresponding prior year periods.
Derivatives Designated as Hedging Instruments
During the fourth quarter of 2022, the Company entered into a three-year interest rate swap intended to add stability to its net interest income and to manage its exposure to future interest rate movements associated with a pool of floating rate commercial loans. The swap requires the Company to pay variable-rate amounts indexed to one-month term Secured Overnight Financing Rate (“SOFR”) to the counterparty in exchange for the receipt of fixed-rate amounts at 4.0% from the counterparty. The swap was designated and qualified as a cash flow hedge, under ASC Topic 815, Derivatives and Hedging. The changes in the fair value of cash flow hedges are initially reported in other comprehensive income. Amounts are subsequently reclassified from accumulated other comprehensive income to earnings when the hedged transactions occur, specifically within the same line item as the hedged item (interest income). Therefore, a portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are made or received on the Company’s interest rate swaps.
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
AOCI (AOCL) balance at beginning of period, net of tax	$488	$(25)
Unrealized losses recognized in OCI	(1,588)	(1,176)
Losses reclassified from AOCI into interest income	191	292
AOCL balance at end of period, net of tax	$(909)	$(909)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

During the next twelve months, the Company estimates that an additional $1.2 million will be reclassified as a reduction to interest income.
The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of June 30, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,424,747	$109,651	$109,670
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	1,199
Total Derivatives	$1,524,747	$109,651	$110,869
December 31, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,368,245	$113,420	$113,440
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	33
Total Derivatives	$1,468,245	$113,420	$113,473
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 and $40,000 at June 30, 2023 and December 31, 2022, respectively. The amount of collateral received from third parties was $112.5 million and $104.5 million at June 30, 2023 and December 31, 2022, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $110.9 million and $113.5 million at June 30, 2023 and December 31, 2022, respectively.
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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		June 30,	December 31,
		2023	2022
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$20,044	$19,055
Finance lease ROU asset	Premises and equipment, net	1,420	1,532
Total lease ROU assets		$21,464	$20,587

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$21,080	$20,053
Finance lease liability	Other borrowings	1,811	1,934
Total lease liabilities		$22,891	$21,987
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $6.8 million and $7.7 million at June 30, 2023 and December 31, 2022, respectively.
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

	June 30,	December 31,
	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	6.68 years	6.87 years
Finance lease	6.10 years	6.60 years
Weighted-Average Discount Rate
Operating leases	2.86%	2.86%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Expense
Operating lease expense	$1,174	$1,440	$2,319	$2,698
Finance lease expense:
Amortization of ROU assets	54	50	112	99
Interest on lease liabilities (1)	26	26	52	52
Total	$1,254	$1,516	$2,483	$2,849

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,121	$1,249	$2,260	$2,411
Operating cash flows from finance leases	26	26	52	52
Financing cash flows from finance leases	62	51	123	102
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2023	$175	$2,311
2024	350	4,334
2025	350	4,274
2026	350	3,648
2027	350	2,489
Thereafter	559	6,400
Total	2,134	23,456
Less: Imputed interest	(323)	(2,376)
Total lease liabilities	$1,811	$21,080

Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$37,022	$30,062
Other assets	805	941
Total assets	37,827	31,003
Other liabilities	35,706	28,998
Net assets	$2,121	$2,005

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2022 Form 10-K and Part II, Item 1A, “Risk Factors,” in the Form 10-Q for the quarter ended March 31, 2023. Except as previously disclosed, there have been no material changes to risk factors relevant to the Company’s operations since December 31, 2022. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock under its repurchase program during the three month period ended June 30, 2023. At June 30, 2023, there were 2,934,438 shares available for repurchase under the Company’s stock repurchase program.
For the month of May 31, 2023, there were 1,525 shares that were repurchased outside of the Company’s stock repurchase program at an average share price of $19.02. The Company repurchased these shares from employees that elected to sell to cover their withholding tax obligations on vested stock awards.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended June 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 3, 2023	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	August 3, 2023	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer