Form 10-Q
period 2023-09-30
OCEANFIRST FINANCIAL CORP
filed 2023-11-07
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
As of November 3, 2023, there were 59,423,069 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2023	June 30, 2023	September 30, 2022
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,498,183	$13,538,903	$12,683,453
Loans receivable, net of allowance for loan credit losses	10,068,156	10,030,106	9,672,488
Deposits	10,533,929	10,158,337	9,959,469
Total stockholders’ equity	1,637,604	1,626,283	1,540,216
SELECTED OPERATING DATA:
Net interest income	90,996	92,109	95,965
Provision for credit losses	10,283	1,229	1,016
Other income	10,762	8,928	15,150
Operating expenses	64,484	62,930	58,997
Net income	20,532	27,882	38,804
Net income attributable to OceanFirst Financial Corp.	20,667	27,797	38,611
Net income available to common stockholders	19,663	26,793	37,607
Diluted earnings per share	0.33	0.45	0.64
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	27.56	27.37	26.04
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	60.61%	44.44%	31.25%
Stockholders’ equity to total assets	12.13	12.01	12.14
Return on average assets (2) (3) (4)	0.57	0.80	1.19
Return on average stockholders’ equity (2) (3) (4)	4.75	6.61	9.68
Net interest rate spread (5)	2.37	2.52	3.19
Net interest margin (2) (6)	2.91	3.02	3.36
Operating expenses to average assets (2) (4)	1.88	1.87	1.87
Efficiency ratio (4) (7)	63.37	62.28	53.10
Loan-to-deposit ratio (8)	96.10	99.30	97.60
ASSET QUALITY (9):
Non-performing loans (10)	$30,098	$22,758	$21,498
Allowance for loan credit losses as a percent of total loans receivable (8) (11)	0.63%	0.61%	0.55%
Allowance for loan credit losses as a percent of total non-performing loans (10) (11)	212.23	271.51	248.96
Non-performing loans as a percent of total loans receivable (8) (10)	0.30	0.23	0.22
Non-performing assets as a percent of total assets (10)	0.22	0.17	0.17
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Performance ratios for the three months ended September 30, 2023 included a net gain on equity investments of $1.5 million, or $1.1 million, net of tax expense. Performance ratios for the three months ended June 30, 2023 included a net loss on equity investments of $559,000, or $397,000, net of tax benefit. Performance ratios for the three months ended September 30, 2022 included a net benefit related to merger related expenses, net branch consolidation (benefit) expense, and gain on equity investments of $3.4 million, or $2.6 million, net of tax expense.
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
(9) At September 30, 2023, non-performing loans included the remaining exposure of $8.8 million on a single commercial real estate relationship that was partially charged-off of $8.4 million during the three months ended September 30, 2023.
(10) Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(11) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $8.8 million, $9.8 million, and $13.6 million at September 30, 2023, June 30, 2023 and September 30, 2022, respectively.

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
Key developments relating to the Company’s financial results and corporate activities for the three months ended September 30, 2023 were as follows:

•Deposit Growth: Total deposits increased $375.6 million, or 4%, as compared to the prior linked quarter. The current quarter includes a reduction in brokered time deposits of $425.7 million and a loan-to-deposit ratio of 96.10% at September 30, 2023. The Company’s non-interest-bearing deposits declined modestly and represented 17% of the total deposits.
•Asset Quality: Asset quality metrics remain strong, despite the impact of a charge-off related to a single credit relationship. Criticized and classified loans, and non-performing loans both as a percent of total loans, were 1.30% and 0.20%, respectively, at September 30, 2023.
•Strong Capital: The Company’s common equity tier 1 capital ratio remained above “well-capitalized” levels, at 10.36% at September 30, 2023.
The current quarter results were impacted by the following matters. Net interest income and margin were adversely impacted by a continued mix-shift and repricing to higher cost deposits that outpaced the repricing and increase in yields on interest-earning assets. Deposit betas, which is the change in rates paid to customers relative to the change in federal funds target rate, increased modestly to 35%, from 29%. Additionally, the current quarter results were impacted by an increase in non-performing loans due to a single commercial real estate credit relationship totaling $17 million, which was written down to an estimated realizable value of $8.8 million. The credit was originated in June 2019 and is secured by an office building in Midtown Manhattan, New York City. The credit was also included in total delinquent loans 30 to 89 days at September 30, 2023. Lastly, the Company recognized one-time compensation and benefits expenses of $2.4 million attributable to severance and other program costs relating to performance improvement initiatives.
Net income available to common stockholders for the three and nine months ended September 30, 2023 decreased to $19.7 million and $73.3 million, respectively, or $0.33 and $1.24 per diluted share, as compared to $37.6 million and $90.3 million, or $0.64 and $1.53 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $1.0 million and $3.0 million for the three and nine months ended September 30, 2023 and 2022, respectively.
On October 19, 2023, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended September 30, 2023, will be paid on November 17, 2023 to common stockholders of record on November 6, 2023. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on November 15, 2023 to preferred stockholders of record on October 31, 2023.

Recent Developments
The banking industry continued to experience volatility through the third quarter of 2023, which began earlier in the year with several bank failures coupled with related industry-wide concerns including liquidity, funding, and unrealized losses on securities brought on by a rapid increasing rate environment. These developments, among other industry concerns, have created volatility in stock prices across the banking industry, including the Company's own stock price. Despite these industry-concerns, the Company has continued to maintain and strengthen its liquidity and capital position, and serve its customers and communities.
The Company will continue to monitor these industry-wide matters and the impact they may have in future periods, and will respond accordingly as economic and industry conditions change. Refer to the “Liquidity and Capital Resources” section for further information regarding liquidity.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and nine months ended September 30, 2023, interest income included net loan fees of $621,000 and $2.6 million, respectively, as compared to $832,000 and $5.0 million for the same prior year periods, respectively.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2023 and 2022. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$470,825	$6,440	5.43%	$65,648	$336	2.03%
Securities (2)	1,873,450	18,039	3.82	1,748,687	10,022	2.27
Loans receivable, net (3)
Commercial	6,923,743	103,069	5.91	6,509,515	74,309	4.53
Residential real estate	2,918,612	26,765	3.67	2,791,067	22,818	3.27
Home equity loans and lines and other consumer (“other consumer”)	252,126	4,097	6.45	256,638	3,014	4.66
Allowance for loan credit losses, net of deferred loan costs and fees	(53,959)	—	—	(44,773)	—	—
Loans receivable, net	10,040,522	133,931	5.30	9,512,447	100,141	4.18
Total interest-earning assets	12,384,797	158,410	5.08	11,326,782	110,499	3.88
Non-interest-earning assets	1,252,416			1,191,173
Total assets	$13,637,213			$12,517,955
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,692,500	14,938	1.61%	$3,873,968	2,671	0.27%
Money market	832,729	5,698	2.71	793,230	721	0.36
Savings	1,391,811	3,311	0.94	1,603,147	187	0.05
Time deposits	2,867,921	29,340	4.06	1,467,297	5,659	1.53
Total	8,784,961	53,287	2.41	7,737,642	9,238	0.47
Federal Home Loan Bank (“FHLB”) advances	701,343	8,707	4.93	352,392	2,208	2.49
Securities sold under agreements to repurchase	76,620	261	1.35	96,147	35	0.14
Other borrowings (4)	317,210	5,159	6.45	194,755	3,053	6.22
Total borrowings	1,095,173	14,127	5.12	643,294	5,296	3.27
Total interest-bearing liabilities	9,880,134	67,414	2.71	8,380,936	14,534	0.69
Non-interest-bearing deposits	1,841,198			2,328,700
Non-interest-bearing liabilities (4)	272,982			266,564
Total liabilities	11,994,314			10,976,200
Stockholders’ equity	1,642,899			1,541,755
Total liabilities and equity	$13,637,213			$12,517,955
Net interest income		$90,996			$95,965
Net interest rate spread (5)			2.37%			3.19%
Net interest margin (6)			2.91%			3.36%
Total cost of deposits (including non-interest-bearing deposits)			1.99%			0.36%

	For the Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$304,184	$11,661	5.13%	$73,886	$472	0.85%
Securities (2)	1,919,660	51,124	3.56	1,801,978	27,086	2.01
Loans receivable, net (3)
Commercial	6,892,456	295,199	5.73	6,275,836	198,054	4.22
Residential real estate	2,895,601	77,862	3.59	2,685,080	66,899	3.32
Other consumer	257,063	11,694	6.08	254,891	8,387	4.40
Allowance for loan credit losses, net of deferred loan costs and fees	(52,626)	—	—	(42,987)	—	—
Loans receivable, net	9,992,494	384,755	5.15	9,172,820	273,340	3.98
Total interest-earning assets	12,216,338	447,540	4.90	11,048,684	300,898	3.64
Non-interest-earning assets	1,234,942			1,191,358
Total assets	$13,451,280			$12,240,042
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,757,417	33,171	1.18%	$4,088,759	6,433	0.21%
Money market	744,689	11,136	2.00	773,666	1,317	0.23
Savings	1,336,497	4,034	0.40	1,617,354	473	0.04
Time deposits	2,388,299	64,210	3.59	1,060,027	9,373	1.18
Total	8,226,902	112,551	1.83	7,539,806	17,596	0.31
FHLB Advances	1,055,106	38,530	4.88	308,043	3,890	1.69
Securities sold under agreements to repurchase	73,441	544	0.99	105,821	117	0.15
Other borrowings (4)	302,649	14,008	6.19	205,796	8,306	5.40
Total borrowings	1,431,196	53,082	4.96	619,660	12,313	2.66
Total interest-bearing liabilities	9,658,098	165,633	2.29	8,159,466	29,909	0.49
Non-interest-bearing deposits	1,913,624			2,352,606
Non-interest-bearing liabilities (4)	253,014			193,147
Total liabilities	11,824,736			10,705,219
Stockholders’ equity	1,626,544			1,534,823
Total liabilities and equity	$13,451,280			$12,240,042
Net interest income		$281,907			$270,989
Net interest rate spread (5)			2.61%			3.15%
Net interest margin (6)			3.09%			3.28%
Total cost of deposits (including non-interest-bearing deposits)			1.48%			0.24%
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
(4)For the 2023 period, the average balances of derivative cash collateral have been reclassified from non-interest bearing liabilities to other borrowings.
(5)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022
Total assets increased by $394.3 million to $13.50 billion, from $13.10 billion, primarily due to higher cash balances and loan growth. Cash and due from banks increased $240.9 million to $408.9 million, from $167.9 million as the Company maintained elevated levels of on-balance sheet cash from net deposit inflows. Total loans increased by $205.5 million to $10.12 billion, from $9.92 billion, due to loan originations.
Total liabilities increased by $342.1 million to $11.86 billion, from $11.52 billion. Deposits increased by $858.7 million to $10.53 billion, from $9.68 billion. Time deposits increased to $2.65 billion, from $1.54 billion, or 25.2% and 15.9% of total deposits, respectively. Brokered time deposits increased $122.1 million and retail time deposits increased $988.0 million. The loan-to-deposit ratio was 96.10%, as compared to 102.50%. FHLB advances decreased by $605.1 million to $606.1 million, from $1.21 billion due to a change in funding mix.
Other liabilities increased by $65.6 million to $411.7 million, from $346.2 million, primarily due to an increase in the market values associated with customer interest rate swaps and related collateral received from counterparties.
Total stockholders’ equity increased to $1.64 billion, as compared to $1.59 billion, primarily reflecting net income net of dividends for the nine months ended September 30, 2023. Additionally, accumulated other comprehensive loss decreased by $7.2 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax.
For the nine months ended September 30, 2023, the Company did not repurchase shares under its stock repurchase program. There were 2,934,438 shares available for repurchase at September 30, 2023 under the existing repurchase program. Book value per share increased to $27.56, as compared to $26.81.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2023 and September 30, 2022
General
Net income available to common stockholders for the three and nine months ended September 30, 2023 decreased to $19.7 million and $73.3 million, respectively, or $0.33 and $1.24 per diluted share, as compared to $37.6 million and $90.3 million, or $0.64 and $1.53 per diluted share, for the corresponding prior year periods. Net income for the three and nine months ended September 30, 2023 included net gain on equity investments of $1.5 million and net loss on equity investments of $1.3 million, respectively. Net income for the nine months ended September 30, 2023 also included merger related expenses of $22,000, net branch consolidation expense of $70,000 and net loss on sale of investments of $5.3 million. These items increased net income by $1.1 million and decreased net income by $5.1 million, net of tax, for the three and nine months ended September 30, 2023, respectively.
Net income for the three and nine months ended September 30, 2022 included merger related expenses of $298,000 and $2.5 million, respectively, net branch consolidation benefit of $346,000 and net branch consolidation expense of $602,000, and net gain on equity investments of $3.4 million and net loss on equity investments of $7.5 million. These items increased net income by $2.6 million and decreased net income by $8.1 million, net of tax, for the three and nine months ended September 30, 2022, respectively.
Interest Income
Interest income for the three and nine months ended September 30, 2023 increased to $158.4 million and $447.5 million, respectively, from $110.5 million and $300.9 million for the corresponding prior year periods. For the three and nine months ended September 30, 2023, the yield on average interest-earning assets increased to 5.08% and 4.90%, respectively, from 3.88% and 3.64% for the corresponding prior year periods, due to the impact of rising rates on interest-earning assets. Average interest-earning assets increased by $1.06 billion and $1.17 billion for the three and nine months ended September 30, 2023, respectively, primarily driven by commercial loan growth and increases in deposits and short-term investments.

Interest Expense
Interest expense for the three and nine months ended September 30, 2023 increased to $67.4 million and $165.6 million, respectively, from $14.5 million and $29.9 million in the corresponding prior year periods, reflecting rising rates on costs, deposit mix shift to higher cost time deposits, and increased FHLB advances, and repricing of government deposits. For the three and nine months ended September 30, 2023, the cost of average interest-bearing liabilities increased to 2.71% and 2.29%, respectively, from 0.69% and 0.49% for the corresponding prior year periods, due to mix shift to higher cost of deposits and higher costs of FHLB advances. The total cost of deposits (including non-interest-bearing deposits) increased to 1.99% and 1.48% for the three and nine months ended September 30, 2023, respectively, from 0.36% and 0.24% for the same prior year periods.
Net Interest Income and Margin
Net interest income for the three and nine months ended September 30, 2023 decreased to $91.0 million and increased to $281.9 million, respectively, from $96.0 million and $271.0 million in the corresponding prior year periods, primarily reflecting the net impact of the higher interest rate environment. Net interest margin for the three and nine months ended September 30, 2023 decreased to 2.91% and 3.09%, respectively, from 3.36% and 3.28% for the same prior year periods. Net interest margin decreased primarily due to the increase in cost of funds outpacing the increase in yield on average interest earnings assets in the current interest rate environment and elevated levels of on-balance sheet cash.
Provision for Credit Losses
Provision for credit losses for the three and nine months ended September 30, 2023 was $10.3 million and $14.5 million, respectively, as compared to $1.0 million and $4.1 million for the corresponding prior year periods. The current quarter provision included the net impact of the $8.4 million charge-off noted above and, to a lesser extent, elevated risks and uncertainty in macro-economic conditions in a downside forecast scenario. Net loan charge-offs were $8.3 million for both the three and nine months ended September 30, 2023, respectively, as compared to net loan recoveries of $252,000 and $335,000 for the three and nine months ended September 30, 2022, respectively.
Non-interest Income
Three months ended September 30, 2023 vs. September 30, 2022
Other income decreased to $10.8 million, as compared to $15.2 million. Other income was favorably impacted by net gains on equity investments of $1.5 million and $3.4 million, for the respective quarters. The remaining decrease of $2.5 million was driven by decreases in commercial loan swap income of $1.5 million and fees and service charges of $1.1 million, which were adversely impacted by the current interest rate environment resulting in lower swap volume and mortgage activity.
Nine months ended September 30, 2023 vs. September 30, 2022
Other income decreased to $21.8 million, as compared to $31.5 million. Other income was adversely impacted by net losses on equity investments of $6.6 million, which included $5.3 million of losses related to the sale of investments in the first quarter of 2023, and $7.5 million, for the respective periods. The remaining decrease of $10.7 million was driven by decreases in commercial loan swap income on lower volume of $5.8 million, fees and service charges of $1.1 million on lower title activity, and income from bank owned life insurance of $1.0 million on non-recurring death benefits recognized in the prior year. Additionally, bankcard services revenue decreased $3.4 million, due to the Durbin Amendment which became effective for the Company on July 1, 2022.
Non-interest Expense
Three months ended September 30, 2023 vs. September 30, 2022
Operating expenses increased to $64.5 million, as compared to $59.0 million. The increase of $5.4 million was due to increases in professional fees of $2.8 million and $2.4 million in compensation and employee benefits expenses related to the Company’s ongoing investments to improve profitability and operational efficiencies, and one-time related severance and other program costs. The increase in compensation and benefits expense were partly offset by decreased employee medical benefit claims. The current quarter also included increases to federal deposit insurance and regulatory assessments of $800,000 primarily due to new assessment rates that went into effect on January 1, 2023.

Nine months ended September 30, 2023 vs. September 30, 2022
Operating expenses increased to $188.7 million, as compared to $175.2 million. Operating expenses were adversely impacted by $92,000 and $3.1 million, for the respective periods, related to merger related expenses and net branch consolidation expense. The remaining increase of $16.5 million was due to increases in professional fees of $7.1 million and federal deposit insurance and regulatory assessments of $1.3 million that were driven by the same factors for the three months ended. The increase in compensation and benefits expense of $5.7 million was due to the $2.4 million increase noted above and merit-related increases.
Income Tax Expense
The provision for income taxes was $6.5 million and $24.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $12.3 million and $29.2 million for the same prior year periods. The effective tax rate was 23.9% and 24.0% for the three and nine months ended September 30, 2023, respectively, as compared to 24.1% and 23.7% for the same prior year periods.

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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. As of September 30, 2023, the Bank and Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities; and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of September 30, 2023, total on-balance sheet liquidity and funding capacity was $4.3 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the Federal Deposit Insurance Corporation insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At September 30, 2023, the Bank reported in its Call Report $5.27 billion of estimated uninsured deposits. This total included $2.16 billion of collateralized government deposits and $1.46 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.65 billion, or 16% of total deposits. On balance-sheet liquidity and funding capacity represented 262% of the estimated adjusted uninsured deposits.

The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt, preferred and common stock. For the nine months ended September 30, 2023, the Parent Company received dividend payments of $73.5 million from the Bank. At September 30, 2023, the Parent Company held $70.2 million in cash and cash equivalents.
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
As of September 30, 2023, the Company pledged $7.25 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, and includes collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.09 billion of securities with FHLB and FRB to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $606.1 million of term advances from the FHLB as of September 30, 2023, as compared to $1.21 billion at December 31, 2022, reflecting a shift in funding mix to deposits. As of September 30, 2023, the Company had no overnight borrowings from the FHLB and no outstanding borrowings from the FRB discount window or the BTFP.
The Company’s cash needs for the nine months ended September 30, 2023 were primarily satisfied by the increase in deposits. The cash was primarily kept on the balance sheet to maintain liquidity on hand, and utilized for loan originations and the reduction of FHLB advances.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At September 30, 2023, outstanding commitments to originate loans totaled $131.2 million and outstanding undrawn lines of credit totaled $1.56 billion, of which $1.21 billion were commitments to commercial and commercial construction borrowers and $349.3 million were commitments to consumer borrowers and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At September 30, 2023, the Company also had various contractual obligations, which included debt obligations of $885.2 million, including finance lease obligations of $1.7 million, and an additional $20.6 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.47 billion at September 30, 2023.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market or through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and nine months ended September 30, 2023, the Company did not repurchase any shares of its common stock. At September 30, 2023, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first nine months of September 30, 2023 was $35.4 million. Cash dividends on preferred stock declared and paid during the first nine months of September 30, 2023 was $3.0 million.
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
Additionally, management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and more recently, mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of September 30, 2023, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of September 30, 2023 and December 31, 2022, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2023	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,200,832	9.14%	$525,331	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,071,480	10.36	723,689	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,200,832	11.62	878,766	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,392,971	13.47	1,085,534	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,147,262	8.80%	$521,320	4.00%		$651,650	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,147,262	11.21	716,158	7.00	(1)	665,004	6.50
Tier 1 capital (to risk-weighted assets)	1,147,262	11.21	869,620	8.50	(1)	818,466	8.00
Total capital (to risk-weighted assets)	1,214,139	11.87	1,074,237	10.50	(1)	1,023,083	10.00
As of December 31, 2022
Company:
Tier 1 capital (to average assets)	$1,150,690	9.43%	$488,297	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,021,774	9.93	720,641	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,150,690	11.18	875,064	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,336,652	12.98	1,080,961	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,122,946	9.20%	$488,033	4.00%		$610,041	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,122,946	11.02	713,194	7.00	(1)	662,251	6.50
Tier 1 capital (to risk-weighted assets)	1,122,946	11.02	866,021	8.50	(1)	815,078	8.00
Total capital (to risk-weighted assets)	1,183,705	11.62	1,069,791	10.50	(1)	1,018,848	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At September 30, 2023 and December 31, 2022, the Company maintained a stockholders’ equity to total assets ratio of 12.13% and 12.10%, respectively.

Non-Performing Assets
The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans:
Commercial real estate – investor	$20,723	$10,483
Commercial real estate – owner occupied	240	4,025
Commercial and industrial	1,120	331
Residential real estate	5,624	5,969
Other consumer	2,391	2,457
Total non-performing loans and assets	$30,098	$23,265
PCD loans, net of allowance for loan credit losses	$18,640	$27,129
Delinquent loans 30-89 days	$20,591	$14,148
Allowance for loan credit losses as a percent of total loans	0.63%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans	212.23	244.25
Non-performing loans as a percent of total loans receivable	0.30	0.23
Non-performing assets as a percent of total assets	0.22	0.18
The Company’s non-performing loans totaled $30.1 million at September 30, 2023, as compared to $23.3 million at December 31, 2022. At September 30, 2023, non-performing loans included the remaining exposure of $8.8 million on a single commercial real estate relationship that was partially charged-off during the three months ended September 30, 2023. At September 30, 2023, total non-performing loans included $869,000 of modified loans to borrowers experiencing financial difficulty and $5.8 million of troubled debt restructuring (“TDR”) loans that existed prior to adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. At December 31, 2022, total non-performing loans included $6.4 million of TDR loans. Included in the non-performing loans total was $3.2 million and $3.9 million of PCD loans at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the allowance for loan credit losses totaled $63.9 million, or 0.63% of total loans, as compared to $56.8 million, or 0.57% of total loans, at December 31, 2022. These ratios exclude existing net unamortized credit and PCD marks on acquired loans of $8.8 million and $11.4 million at September 30, 2023 and December 31, 2022, respectively.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	September 30,	December 31,
	2023	2022
Special Mention	$44,940	$48,214
Substandard	86,597	50,776
The change in substandard loans was primarily due to a migration of certain loans from special mention to substandard risk rating, which partly consisted of two CRE-Investor Owned relationships totaling $16.1 million. The remaining increase in substandard loans was primarily due to three commercial relationships for $13.7 million, which were downgraded to substandard during the nine months ended September 30, 2023. Additionally, the change in special mention loans was primarily due to two commercial relationships totaling $22.9 million that were downgraded during the nine months ended September 30, 2023, partly offset by the commercial real estate relationship that was charged-off for $8.4 million for the three months ended September 30, 2023.

Critical Accounting Policies and Estimates

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates (i.e. triggering events). For the purposes of goodwill impairment testing, management has concluded that the Company has one reporting unit and the annual impairment test is performed as of August 31.

Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among other factors. If the Company determines that it is more likely than not that the fair value of the Company is less than its carrying amounts, then it proceeds to the quantitative impairment test, whereby it calculates the fair value of the Company. In its performance of impairment testing, management has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the Company exceeds its fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the Company that is greater than the carrying amount, then no impairment charge is recorded.

As of the annual impairment testing date of August 31, 2023, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price on the measurement date and economic uncertainty and market volatility impacting the banking sector. To perform the quantitative assessment, the Company engaged a third-party service provider to assist management with the determination of the fair value of the Company. A combination of an income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method, was employed. Management then assigned weightings to the two approaches to conclude on the estimated fair value. The weightings took into consideration recent market volatility and suppressed stock price of the Company and the banking industry.

The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included loan and deposit growth, funding mix, income on securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate and then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

The market approach utilizes observable market data from comparable public companies, including price-to-tangible book value ratios, to estimate the Company’s fair value. The market approach also incorporates a control premium to represent the Company’s expectation of a hypothetical acquisition. Management uses judgment in the selection of comparable companies and includes those with similar business activities, and related operating environments.

The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, though not substantially, which resulted in no impairment loss at August 31, 2023.

Management continued to carefully assess and evaluate all available information for potential triggering events after the August 31 annual testing date. Though it observed some deterioration in inputs to the market approach, management believes that the banking sector continues to experience market dislocation and concluded no triggering events were identified subsequent to the annual test date.

Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill in the future, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events.

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
In August 2023, FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This update will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. The Company does not expect this standard to have a material impact to the consolidated financial statements.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, potential recessionary conditions, levels of unemployment in the Bank’s lending area, real estate market values in the Bank’s lending area, including specific loan exposures, such as lending for office space, potential goodwill impairment, future natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, changes in liquidity, including the size and composition of the Company’s deposit portfolio, including the percentage of uninsured deposits in the portfolio, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
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
The Company utilizes a number of strategies to manage IRR including, but not limited to: (1) managing the origination, purchase, sale, and retention of various types of loans with differing IRR profiles; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits; (3) selectively purchasing interest rate swaps and caps converting the rates for customer loans to manage individual loans and the Bank’s overall IRR profile; (4) managing the investment portfolio IRR profile; (5) managing the maturities and rate structures of borrowings and time deposits; and (6) purchasing interest rate swaps to manage overall balance sheet interest rate risk.
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
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results.
In the third quarter of 2023, the Company refined certain fair value assumptions related to the loan portfolio, including prepayment rates. This resulted in a modest increase to EVE and a decrease to its sensitivity, and had a marginal impact to the net interest income scenarios.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity scenarios for a specific range of interest rate scenarios as of September 30, 2023 and December 31, 2022 (dollars in thousands).

	September 30, 2023					December 31, 2022
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Net Interest Income		Economic Value of Equity			Net Interest Income
	Amount	% Change	EVE Ratio	Amount	% Change	Amount	% Change	EVE Ratio	Amount	% Change
(dollars in thousands)
200	$1,259,131	(5.8)%	10.7%	$366,350	2.3%	$1,574,239	(8.5)%	13.7%	$440,916	1.2%
100	1,292,658	(3.3)	10.8	362,079	1.1	1,646,301	(4.3)	13.9	438,280	0.6
Static	1,337,280	—	10.9	357,985	—	1,719,619	—	14.1	435,492	—
(100)	1,409,846	5.4	11.2	353,749	(1.2)	1,762,678	2.5	14.0	428,519	(1.6)
(200)	1,486,373	11.1	11.4	347,889	(2.8)	1,740,837	1.2	13.5	412,038	(5.4)
The net interest income sensitivity results indicate that at both September 30, 2023 and December 31, 2022 the Company was modestly asset sensitive. The change in sensitivity between these periods was impacted by growth in floating rate loan and an increase in cash on hand, offset by the deposit mix shift into short-term time deposits and higher-yield savings deposits.

Overall, the measure of EVE at risk increased in all rising rate scenarios from December 31, 2022 to September 30, 2023. This increase was the result of rising market rates resulting in lower market values in the loan and investment portfolios, along with the impact of an increase in deposit costs and a shift from lower cost, long-term non-maturity deposits to short-term higher cost time deposits and higher-yield savings deposits.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and due from banks	$408,882	$167,946
Debt securities available-for-sale, at estimated fair value	453,208	457,648
Debt securities held-to-maturity, net of allowance for securities credit losses of $932 at September 30, 2023 and $1,128 at December 31, 2022 (estimated fair value of $1,047,342 at September 30, 2023 and $1,110,041 at December 31, 2022)	1,189,339	1,221,138
Equity investments	97,908	102,037
Restricted equity investments, at cost	82,484	109,278
Loans receivable, net of allowance for loan credit losses of $63,877 at September 30, 2023 and $56,824 at December 31, 2022	10,068,156	9,868,718
Loans held-for-sale	—	690
Interest and dividends receivable	50,030	44,704
Premises and equipment, net	122,646	126,705
Bank owned life insurance	265,071	261,603
Assets held for sale	3,004	2,719
Goodwill	506,146	506,146
Core deposit intangible	10,489	13,497
Other assets	240,820	221,067
Total assets	$13,498,183	$13,103,896
Liabilities and Stockholders’ Equity
Deposits	$10,533,929	$9,675,206
Federal Home Loan Bank (“FHLB”) advances	606,056	1,211,166
Securities sold under agreements to repurchase with customers	82,981	69,097
Other borrowings	196,183	195,403
Advances by borrowers for taxes and insurance	29,696	21,405
Other liabilities	411,734	346,155
Total liabilities	11,860,579	11,518,432
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both September 30, 2023 and December 31, 2022	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,156,581 and 61,877,686 shares issued at September 30, 2023 and December 31, 2022, respectively; and 59,421,498 and 59,144,128 shares outstanding at September 30, 2023 and December 31, 2022, respectively	613	612
Additional paid-in capital	1,160,869	1,154,821
Retained earnings	577,708	540,507
Accumulated other comprehensive loss	(28,811)	(35,982)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,383)	(6,191)
Treasury stock, 2,735,083 and 2,733,558 shares at September 30, 2023 and December 31, 2022	(69,106)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,636,891	1,584,662
Non-controlling interest	713	802
Total stockholders’ equity	1,637,604	1,585,464
Total liabilities and stockholders’ equity	$13,498,183	$13,103,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Interest income:
Loans	$133,931	$100,141	$384,755	$273,340
Debt securities	15,223	8,479	43,829	23,456
Equity investments and other	9,256	1,879	18,956	4,102
Total interest income	158,410	110,499	447,540	300,898
Interest expense:
Deposits	53,287	9,238	112,551	17,596
Borrowed funds	14,127	5,296	53,082	12,313
Total interest expense	67,414	14,534	165,633	29,909
Net interest income	90,996	95,965	281,907	270,989
Provision for credit losses	10,283	1,016	14,525	4,121
Net interest income after provision for credit losses	80,713	94,949	267,382	266,868
Other income:
Bankcard services revenue	1,507	1,509	4,381	7,782
Trust and asset management revenue	662	568	1,919	1,835
Fees and service charges	5,178	6,320	15,939	17,026
Net gain on sales of loans	66	168	119	348
Net gain (loss) on equity investments	1,452	3,362	(5,908)	(7,502)
Net gain from other real estate operations	—	—	—	48
Income from bank owned life insurance	1,390	1,356	3,853	4,881
Commercial loan swap income	11	1,471	712	6,546
Other	496	396	748	579
Total other income	10,762	15,150	21,763	31,543
Operating expenses:
Compensation and employee benefits	35,534	34,124	103,676	97,972
Occupancy	5,466	5,288	15,970	15,790
Equipment	1,172	1,150	3,478	3,856
Marketing	1,183	655	3,126	2,242
Federal deposit insurance and regulatory assessments	2,557	1,757	6,771	5,435
Data processing	6,086	6,560	18,405	18,466
Check card processing	1,154	1,231	3,649	3,728
Professional fees	5,258	2,502	15,439	8,296
Amortization of core deposit intangible	987	1,171	3,008	3,559
Branch consolidation (benefit) expense, net	—	(346)	70	602
Merger related expenses	—	298	22	2,459
Other operating expense	5,087	4,607	15,109	12,748
Total operating expenses	64,484	58,997	188,723	175,153
Income before provision for income taxes	26,991	51,102	100,422	123,258
Provision for income taxes	6,459	12,298	24,109	29,212
Net income	20,532	38,804	76,313	94,046
Net (loss) income attributable to non-controlling interest	(135)	193	(34)	715
Net income attributable to OceanFirst Financial Corp.	20,667	38,611	76,347	93,331
Dividends on preferred shares	1,004	1,004	3,012	3,012
Net income available to common stockholders	$19,663	$37,607	$73,335	$90,319
Basic earnings per share	$0.33	$0.64	$1.24	$1.54
Diluted earnings per share	$0.33	$0.64	$1.24	$1.53
Average basic shares outstanding	59,104	58,681	59,037	58,777
Average diluted shares outstanding	59,111	58,801	59,068	58,918
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$20,532	$38,804	$76,313	$94,046
Other comprehensive income (loss):
Net unrealized gain (loss) on debt securities (net of tax expense of $572 and $2,430 in 2023 and tax benefit of $3,023 and $11,411 in 2022, respectively)	1,797	(9,490)	7,626	(35,858)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $66 and $176 in 2023 and tax expense of $60 and $186 in 2022, respectively)	116	87	277	265
Unrealized loss on derivative hedges (net of tax benefit of $198 and $573 in 2023)	(622)	—	(1,798)	—
Reclassification adjustment for losses (gains) included in net income (net of tax expense of $78 and $340 in 2023 and tax benefit $26 in 2022, respectively)	246	—	1,066	(82)
Total other comprehensive income (loss), net of tax	1,537	(9,403)	7,171	(35,675)
Total comprehensive income	22,069	29,401	83,484	58,371
Less: comprehensive (loss) income attributable to non-controlling interest	(135)	193	(34)	715
Comprehensive income attributable to OceanFirst Financial Corp.	22,204	29,208	83,518	57,656
Less: Dividends on preferred shares	1,004	1,004	3,012	3,012
Total comprehensive income available to common stockholders	$21,200	$28,204	$80,506	$54,644
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at June 30, 2022	$1	$612	$1,151,363	$474,114	$(29,093)	$(7,403)	$(69,106)	$944	$1,521,432
Net income	—	—	—	38,611	—	—	—	193	38,804
Other comprehensive loss, net of tax	—	—	—	—	(9,403)	—	—	—	(9,403)
Stock compensation	—	—	1,619	—	—	—	—	—	1,619
Allocation of ESOP stock	—	—	(5)	—	—	606	—	—	601
Cash dividend $0.20 per share	—	—	—	(11,752)	—	—	—	—	(11,752)
Exercise of stock options	—	—	95	—	—	—	—	—	95
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Distributions to non-controlling interest	—	—	—	(2)	—	—	—	(174)	(176)
Balance at September 30, 2022	$1	$612	$1,153,072	$499,967	$(38,496)	$(6,797)	$(69,106)	$963	$1,540,216

Balance at June 30, 2023	$1	$613	$1,159,394	$569,867	$(30,348)	$(4,986)	$(69,106)	$848	$1,626,283
Net income (loss)	—	—	—	20,667	—	—	—	(135)	20,532
Other comprehensive income, net of tax	—	—	—	—	1,537	—	—	—	1,537
Stock compensation	—	—	1,574	—	—	—	—	—	1,574
Allocation of ESOP stock	—	—	(99)	—	—	603	—	—	504
Cash dividend $0.20 per share	—	—	—	(11,822)	—	—	—	—	(11,822)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at September 30, 2023	$1	$613	$1,160,869	$577,708	$(28,811)	$(4,383)	$(69,106)	$713	$1,637,604

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$—	$1,516,553
Net income	—	—	—	93,331	—	—	—	715	94,046
Other comprehensive loss, net of tax	—	—	—	—	(35,675)	—	—	—	(35,675)
Stock compensation	—	—	5,019	—	—	—	—	—	5,019
Allocation of ESOP stock	—	—	30	—	—	1,818	—	—	1,848
Cash dividend $0.54 per share	—	—	—	(31,767)	—	—	—	—	(31,767)
Exercise of stock options	—	1	1,242	(897)	—	—	—	—	346
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)	—	(7,396)
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distributions to non-controlling interest	—	—	—	6	—	—	—	(588)	(582)
Balance at September 30, 2022	$1	$612	$1,153,072	$499,967	$(38,496)	$(6,797)	$(69,106)	$963	$1,540,216

Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income (loss)	—	—	—	76,347	—	—	—	(34)	76,313
Other comprehensive income, net of tax	—	—	—	—	7,171	—	—	—	7,171
Stock compensation	—	—	4,910	—	—	—	—	—	4,910
Allocation of ESOP stock	—	—	(174)	—	—	1,808	—	—	1,634
Cash dividend $0.60 per share	—	—	—	(35,414)	—	—	—	—	(35,414)
Exercise of stock options	—	1	1,312	(720)	—	—	—	—	593
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at September 30, 2023	$1	$613	$1,160,869	$577,708	$(28,811)	$(4,383)	$(69,106)	$713	$1,637,604
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$76,313	$94,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	9,164	8,526
Allocation of ESOP stock	1,634	1,848
Stock compensation	4,910	5,019
Net excess tax expense on stock compensation	243	215
Amortization of servicing asset	54	77
Net premium amortization in excess of discount accretion on securities	3,818	5,522
Net amortization of deferred costs on borrowings	445	416
Amortization of core deposit intangible	3,008	3,559
Net accretion of purchase accounting adjustments	(4,219)	(7,433)
Net amortization of deferred fees/costs and premiums/discounts on loans	(940)	349
Provision for credit losses	14,525	4,121
Net gain on sale of other real estate owned	—	(54)
Net write down of fixed assets held-for-sale to net realizable value	459	1,427
Net gain on sale of fixed assets	(26)	(52)
Net loss on sales of available-for-sale securities	697	—
Net loss on equity investments	5,908	7,502
Net gain on sales of loans	(119)	(348)
Proceeds from sales of residential loans held for sale	38,048	10,266
Residential loans originated for sale	(37,239)	(13,677)
Increase in value of bank owned life insurance	(3,853)	(4,881)
Net loss (gain) on sale of assets held for sale	7	(1,947)
Increase in interest and dividends receivable	(5,326)	(5,782)
Deferred tax benefit	(93)	(66)
Increase in other assets	(22,350)	(84,582)
Increase in other liabilities	66,016	185,927
Total adjustments	74,771	115,952
Net cash provided by operating activities	151,084	209,998
Cash flows from investing activities:
Net increase in loans receivable	(210,412)	(938,915)
Proceeds from sale of loans	—	13,388
Purchase of residential loan pool	—	(161,701)
Premiums paid on purchased loan pool	—	(495)
Purchase of debt securities available-for-sale	(4,287)	(64,862)
Purchase of debt securities held-to-maturity	(65,567)	(26,666)
Purchase of equity investments	(7,383)	(5,935)
Proceeds from maturities and calls of debt securities available-for-sale	16,950	84,200
Proceeds from maturities and calls of debt securities held-to-maturity	13,940	25,126
Proceeds from sales of debt securities available-for-sale	1,300	30,257
Proceeds from sale of equity investments	4,822	19,235
Principal repayments on debt securities held-to-maturity	82,661	111,283
Proceeds from bank owned life insurance	385	2,970
Proceeds from the redemption of restricted equity investments	128,544	164,939
Purchases of restricted equity investments	(101,745)	(189,300)
Proceeds from sale of other real estate owned	—	160
Proceeds from sales of assets held-for-sale	969	7,676
Purchases of premises and equipment	(6,062)	(14,358)
Purchases of operating lease equipment	—	(4,789)
Net cash consideration received for acquisition	—	38,609
Net cash used in investing activities	(145,885)	(909,178)

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$858,947	$227,192
Increase (decrease) in short-term borrowings	13,807	(22,480)
Net (repayment) proceeds from FHLB advances	(605,110)	514,200
Repayments of other borrowings	—	(35,076)
Increase in advances by borrowers for taxes and insurance	8,291	5,152
Exercise of stock options	593	346
Payment of employee taxes withheld from stock awards and phantom stock units	(2,350)	(1,473)
Purchase of treasury stock	—	(7,396)
Dividends paid	(38,426)	(34,779)
Distributions to non-controlling interest	(55)	(582)
Net cash provided by financing activities	235,697	645,104
Net increase (decrease) in cash and due from banks and restricted cash	240,896	(54,076)
Cash and due from banks and restricted cash at beginning of period	167,986	224,784
Cash and due from banks and restricted cash at end of period	$408,882	$170,708
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$167,946	$204,949
Restricted cash at beginning of period	40	19,835
Cash and due from banks and restricted cash at beginning of period	$167,986	$224,784
Cash and due from banks at end of period	$408,882	$170,668
Restricted cash at end of period	—	40
Cash and due from banks and restricted cash at end of period	$408,882	$170,708
Cash paid during the period for:
Interest	$148,950	$27,953
Income taxes	28,151	12,633
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	453	451
Net loan charge-offs (recoveries)	8,271	(335)
Transfer of loans receivable to loans held-for-sale	—	13,178
Transfer of premises and equipment to assets held-for-sale	1,302	2,776

Acquisition:
Non-cash assets acquired:
Other current assets	$—	$238
Premises and equipment	—	18
Right of use (“ROU”) asset	—	779
Other assets	—	81
Total non-cash assets acquired	$—	$1,116
Liabilities assumed:
Lease liability	$—	$779
Other liabilities	—	43,937
Total liabilities assumed	$—	$44,716

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
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the full year 2023 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding	59,422	59,134	59,388	59,245
Less: Unallocated ESOP shares	(243)	(363)	(272)	(393)
Unallocated incentive award shares	(75)	(90)	(79)	(75)
Average basic shares outstanding	59,104	58,681	59,037	58,777
Add: Effect of dilutive securities:
Incentive awards	7	120	31	141
Average diluted shares outstanding	59,111	58,801	59,068	58,918
For the three and nine months ended September 30, 2023, antidilutive stock options of 1,961,000 and 1,525,000, respectively, were excluded from the earnings per share calculation. For both the three and nine months ended September 30, 2022, antidilutive stock options of 1,552,000 were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
At September 30, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$71,895	$—	$(7,815)	$64,080	$—
Corporate debt securities	10,084	—	(1,132)	8,952	—
Asset-backed securities	296,212	—	(5,768)	290,444	—
Agency commercial mortgage-backed securities (“MBS”)	109,827	—	(20,095)	89,732	—
Total debt securities available-for-sale	$488,018	$—	$(34,810)	$453,208	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$228,779	$30	$(26,705)	$202,104	$(41)
Corporate debt securities	71,430	373	(6,106)	65,697	(868)
Mortgage-backed securities:
Agency residential	787,875	3	(103,865)	684,013	—
Agency commercial	83,322	16	(6,392)	76,946	(16)
Non-agency commercial	20,760	—	(2,178)	18,582	(7)
Total mortgage-backed securities	891,957	19	(112,435)	779,541	(23)
Total debt securities held-to-maturity	$1,192,166	$422	$(145,246)	$1,047,342	$(932)
Total debt securities	$1,680,184	$422	$(180,056)	$1,500,550	$(932)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$87,648	$1	$(7,635)	$80,014	$—
Corporate debt securities	8,928	—	(756)	8,172	—
Asset-backed securities	296,222	—	(19,349)	276,873	—
Agency commercial MBS	110,606	—	(18,017)	92,589	—
Total debt securities available-for-sale	$503,404	$1	$(45,757)	$457,648	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$260,249	$46	$(24,940)	$235,355	$(60)
Corporate debt securities	56,893	380	(3,778)	53,495	(1,059)
Mortgage-backed securities:
Agency residential	849,985	795	(83,586)	767,194	—
Agency commercial	32,127	23	(1,189)	30,961	—
Non-agency commercial	25,310	—	(2,274)	23,036	(9)
Total mortgage-backed securities	907,422	818	(87,049)	821,191	(9)
Total debt securities held-to-maturity	$1,224,564	$1,244	$(115,767)	$1,110,041	$(1,128)
Total debt securities	$1,727,968	$1,245	$(161,524)	$1,567,689	$(1,128)

There was no allowance for securities credit losses on debt securities available-for-sale at September 30, 2023 or December 31, 2022.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for securities credit losses
Beginning balance	$(964)	$(1,293)	$(1,128)	$(1,467)
Provision for credit loss benefit	32	59	196	233
Total ending allowance balance	$(932)	$(1,234)	$(932)	$(1,234)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at September 30, 2023, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of September 30, 2023
State and municipal debt obligations	$228,779	$—	$228,779
Corporate debt securities	57,050	14,380	71,430
Agency commercial MBS	83,323	—	83,323
Non-agency commercial MBS	20,760	—	20,760
Total debt securities held-to-maturity	$389,912	$14,380	$404,292
During 2021 and 2013, the Bank transferred $12.7 million and $536.0 million, respectively, of previously designated available-for-sale securities to a held-to-maturity designation at estimated fair value. The securities transferred had an unrealized net loss of $209,000 and $13.3 million at the time of transfer in 2021 and 2013, respectively, which continues to be reflected in accumulated other comprehensive loss on the Consolidated Statement of Financial Condition, net of subsequent amortization, which is being recognized over the life of the securities. The carrying value of debt securities held-to-maturity at September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Amortized cost	$1,192,166	$1,224,564
Allowance for securities credit losses	(932)	(1,128)
Net loss on date of transfer from available-for-sale	(13,556)	(13,556)
Accretion of net unrealized loss on securities reclassified as held-to-maturity	11,661	11,258
Carrying value	$1,189,339	$1,221,138
There were $0 realized gains/losses and $697,000 of realized losses on sale of debt securities available-for-sale for the three and nine months ended September 30, 2023, respectively, as compared to realized gains of $131,000 and $23,000 for the corresponding prior year periods, respectively. These realized gains/losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 2023 by contractual maturity are shown below (in thousands):

September 30, 2023	Amortized Cost	Estimated Fair Value
Less than one year	$39,412	$38,958
Due after one year through five years	183,574	166,592
Due after five years through ten years	205,459	192,786
Due after ten years	249,955	232,941
	$678,400	$631,277
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2023, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $80.4 million, $63.9 million, and $296.2 million, respectively, and an estimated fair value of $73.6 million, $59.6 million, and $290.4 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At September 30, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$1,060	$(11)	$63,020	$(7,804)	$64,080	$(7,815)
Corporate debt securities	6,519	(565)	2,433	(567)	8,952	(1,132)
Asset-backed securities	—	—	290,444	(5,768)	290,444	(5,768)
Agency commercial MBS	—	—	89,732	(20,095)	89,732	(20,095)
Total debt securities available-for-sale	7,579	(576)	445,629	(34,234)	453,208	(34,810)
Debt securities held-to-maturity:
State and municipal debt obligations	9,266	(397)	187,876	(26,308)	197,142	(26,705)
Corporate debt securities	38,247	(3,634)	22,687	(2,472)	60,934	(6,106)
MBS:
Agency residential	222,066	(13,368)	461,630	(90,497)	683,696	(103,865)
Agency commercial	52,836	(5,460)	16,431	(932)	69,267	(6,392)
Non-agency commercial	—	—	18,582	(2,178)	18,582	(2,178)
Total MBS	274,902	(18,828)	496,643	(93,607)	771,545	(112,435)
Total debt securities held-to-maturity	322,415	(22,859)	707,206	(122,387)	1,029,621	(145,246)
Total debt securities	$329,994	$(23,435)	$1,152,835	$(156,621)	$1,482,829	$(180,056)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$27,232	$(450)	$52,782	$(7,185)	$80,014	$(7,635)
Corporate debt securities	4,735	(193)	3,437	(563)	8,172	(756)
Asset-backed securities	143,392	(9,179)	133,481	(10,170)	276,873	(19,349)
Agency commercial MBS	8,782	(1,675)	83,807	(16,342)	92,589	(18,017)
Total debt securities available-for-sale	184,141	(11,497)	273,507	(34,260)	457,648	(45,757)
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	133,492	(11,952)	97,135	(12,988)	230,627	(24,940)
Corporate debt securities	11,783	(598)	36,152	(3,180)	47,935	(3,778)
MBS:
Agency residential	297,296	(12,404)	397,036	(71,182)	694,332	(83,586)
Agency commercial	25,936	(1,150)	2,062	(39)	27,998	(1,189)
Non-agency commercial	16,839	(1,621)	6,198	(653)	23,037	(2,274)
Total MBS	340,071	(15,175)	405,296	(71,874)	745,367	(87,049)
Total debt securities held-to-maturity	485,346	(27,725)	538,583	(88,042)	1,023,929	(115,767)
Total debt securities	$669,487	$(39,222)	$812,090	$(122,302)	$1,481,577	$(161,524)

The Company concluded that debt securities were not impaired at September 30, 2023 based on consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the change in net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Historically, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At September 30, 2023 and December 31, 2022, the Company held equity investments of $97.9 million and $102.0 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in funds and other financial institutions.
The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2023 and 2022 are shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gain (loss) on equity investments	$1,452	$3,362	$(5,908)	$(7,502)
Less: Net (losses) gains recognized on equity investments sold	—	—	(5,462)	1,351
Unrealized gains (losses) recognized on equity investments still held	$1,452	$3,362	$(446)	$(8,853)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Commercial:
Commercial real estate – investor	$5,334,279	$5,171,952
Commercial real estate – owner occupied	957,216	997,367
Commercial and industrial	652,119	622,372
Total commercial	6,943,614	6,791,691
Consumer:
Residential real estate	2,928,259	2,861,991
Home equity loans and lines and other consumer (“other consumer”)	251,698	264,372
Total consumer	3,179,957	3,126,363
Total loans receivable	10,123,571	9,918,054
Deferred origination costs, net of fees	8,462	7,488
Allowance for loan credit losses	(63,877)	(56,824)
Total loans receivable, net	$10,068,156	$9,868,718
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Total
September 30, 2023
Commercial real estate - investor
Pass	$126,967	$1,165,509	$1,314,561	$527,205	$497,540	$972,537	$658,558	$5,262,877
Special Mention	—	—	2,437	187	60	17,893	1,388	21,965
Substandard	—	—	—	3,750	11,907	32,980	800	49,437
Total commercial real estate - investor	126,967	1,165,509	1,316,998	531,142	509,507	1,023,410	660,746	5,334,279
Commercial real estate - owner occupied
Pass	54,658	115,573	109,260	65,866	106,434	461,324	13,543	926,658
Special Mention	—	—	—	—	—	4,542	457	4,999
Substandard	—	3,278	—	—	1,986	20,205	90	25,559
Total commercial real estate - owner occupied	54,658	118,851	109,260	65,866	108,420	486,071	14,090	957,216
Commercial and industrial
Pass	98,193	58,728	20,374	10,087	9,193	53,478	379,799	629,852
Special Mention	—	654	197	—	—	197	14,625	15,673
Substandard	—	—	—	—	902	1,438	4,254	6,594
Total commercial and industrial	98,193	59,382	20,571	10,087	10,095	55,113	398,678	652,119
Residential real estate (1)
Pass	182,209	926,600	571,434	397,584	225,997	618,805	—	2,922,629
Special Mention	—	1,332	187	205	123	456	—	2,303
Substandard	62	—	—	258	487	2,520	—	3,327
Total residential real estate	182,271	927,932	571,621	398,047	226,607	621,781	—	2,928,259
Other consumer (1)
Pass	26,676	20,640	21,656	13,339	13,142	124,084	30,481	250,018
Substandard	—	—	—	1	6	1,673	—	1,680
Total other consumer	26,676	20,640	21,656	13,340	13,148	125,757	30,481	251,698
Total loans	$488,765	$2,292,314	$2,040,106	$1,018,482	$867,777	$2,312,132	$1,103,995	$10,123,571
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended September 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$24,481	$4,342	$5,945	$26,152	$871	$61,791
Provision (benefit) for credit losses	9,602	119	604	95	(63)	10,357
Charge-offs (1)	(8,350)	—	—	—	(29)	(8,379)
Recoveries	2	3	13	17	73	108
Balance at end of period	$25,735	$4,464	$6,562	$26,264	$852	$63,877
For the three months ended September 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$22,608	$5,021	$5,240	$18,196	$996	$52,061
Provision (benefit) for credit losses	82	(1,047)	554	1,618	1	1,208
Charge-offs	(3)	—	—	—	(2)	(5)
Recoveries	3	48	69	44	93	257
Balance at end of period	$22,690	$4,022	$5,863	$19,858	$1,088	$53,521
For the nine months ended September 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	13,010	38	974	1,700	(322)	15,400
Charge-offs (1)	(8,350)	(6)	(128)	—	(111)	(8,595)
Recoveries	5	9	21	34	179	248
Balance at end of period	$25,735	$4,464	$6,562	$26,264	$852	$63,877
For the nine months ended September 30, 2022
Allowance for credit losses on loans
Balance at beginning of period	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
(Benefit) provision for credit losses	(2,865)	(2,003)	720	8,612	(128)	4,336
Charge-offs	(3)	(18)	—	(56)	(358)	(435)
Recoveries	54	159	104	147	306	770
Balance at end of period	$22,690	$4,022	$5,863	$19,858	$1,088	$53,521
(1) Gross charge-offs for the three and nine months ended September 30, 2023 of $8.4 million and $8.6 million, respectively, primarily related to one commercial relationship, which was originated in 2019 and had a partial charge-off of $8.4 million in the third quarter of 2023 to its estimated realizable value of $8.8 million. The remainder of the charge-offs were related to loans that were originated in and prior to 2018.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At September 30, 2023 and December 31, 2022, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $15.1 million and $4.6 million, respectively, commercial real estate - owner occupied of $240,000 and $4.0 million, respectively, and commercial and industrial of $1.1 million and $160,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $2.7 million and $858,000 at September 30, 2023 and December 31, 2022, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Commercial real estate – investor (1)	$20,723	$10,483
Commercial real estate – owner occupied	240	4,025
Commercial and industrial	1,120	331
Residential real estate	5,624	5,969
Other consumer	2,391	2,457
	$30,098	$23,265
(1) At September 30, 2023, non-performing loans included the remaining exposure of $8.8 million on a commercial real estate relationship that was partially charged-off during the three months ended September 30, 2023.

At September 30, 2023 and December 31, 2022, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2023, there were no loans that were past due 90 days or greater and still accruing interest. At December 31, 2022, there was one Paycheck Protection Program (“PPP”) loan for $14,000 that was past due 90 days or greater and still accrued interest, which subsequently became current. Per Small Business Administration (“SBA”) guidelines, the SBA will pay accrued interest through the deferral period up to a maximum of 120 days past due. Given these servicing guidelines, PPP loans that are 90 to 120 days past due will be reported as accruing loans.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2023 and December 31, 2022 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2023
Commercial real estate – investor (1)	$999	$11,266	$3,791	$16,056	$5,318,223	$5,334,279
Commercial real estate – owner occupied	799	1,529	35	2,363	954,853	957,216
Commercial and industrial	1,773	803	145	2,721	649,398	652,119
Residential real estate	—	2,303	3,327	5,630	2,922,629	2,928,259
Other consumer	1,119	—	1,680	2,799	248,899	251,698
	$4,690	$15,901	$8,978	$29,569	$10,094,002	$10,123,571
December 31, 2022
Commercial real estate – investor	$217	$875	$3,700	$4,792	$5,167,160	$5,171,952
Commercial real estate – owner occupied	143	80	3,750	3,973	993,394	997,367
Commercial and industrial	159	47	180	386	621,986	622,372
Residential real estate	7,003	4,377	2,069	13,449	2,848,542	2,861,991
Other consumer	573	673	1,882	3,128	261,244	264,372
	$8,095	$6,052	$11,581	$25,728	$9,892,326	$9,918,054
(1) At September 30, 2023, 60-89 days past due loans included the remaining exposure of $8.8 million on a commercial real estate relationship that was partially charged-off during the three months ended September 30, 2023.
The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At September 30, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $1.1 million related to term extensions and interest rate reductions, which included residential real estate loans of $723,000 and other consumer loans of $410,000.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Of the $1.1 million loans with modifications to borrowers experiencing financial difficulty, $994,000 were current and one residential loan of $140,000 had a payment default during the three and nine months ended September 30, 2023.
Prior to the adoption of ASU 2022-02, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. Since adoption of this ASU, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 remain until settled.
At September 30, 2023 and December 31, 2022, TDR loans totaled $13.2 million and $13.9 million, respectively. At September 30, 2023 and December 31, 2022, there were $5.8 million and $6.4 million, respectively, of TDR loans included in the non-accrual loan totals. At September 30, 2023 and December 31, 2022, the Company had $354,000 and $590,000, respectively, of specific reserve allocated to one loan that was classified as a TDR loan. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $7.4 million and $7.5 million at September 30, 2023 and December 31, 2022, respectively.
The following table presents information about TDR loans which occurred during the three and nine months ended September 30, 2022 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
Three months ended September 30, 2022
Troubled debt restructurings:
Other consumer	3	$114	$124
Nine months ended September 30, 2022
Troubled debt restructurings:
Commercial and industrial	1	65	65
Other consumer	6	1,105	1,233
There were no TDR loans that defaulted during the three and nine months ended September 30, 2023 and 2022, which were modified within the preceding year.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Deposits
The major types of deposits at September 30, 2023 and December 31, 2022 were as follows (in thousands):

Type of Account	September 30,	December 31,
	2023	2022
Non-interest-bearing	$1,827,381	$2,101,308
Interest-bearing checking	3,708,874	3,829,683
Money market deposit	860,025	714,386
Savings	1,484,000	1,487,809
Time deposits	2,653,649	1,542,020
Total deposits	$10,533,929	$9,675,206
Included in time deposits at September 30, 2023 and December 31, 2022 was $381.4 million and $117.7 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $995.5 million and $873.4 million at September 30, 2023 and December 31, 2022, respectively.
Note 6. Borrowed Funds
Borrowed funds at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
FHLB advances	$606,056	$1,211,166
Securities sold under agreements to repurchase with customers	82,981	69,097
Other borrowings	196,183	195,403
Total borrowed funds	$885,220	$1,475,666
The Company had no FHLB overnight advances and no borrowings from the Federal Reserve Bank (“FRB”) Discount Window or Bank Term Funding Program at September 30, 2023 and December 31, 2022.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
September 30, 2023
FHLB and FRB	$7,253,277	$997,973	$8,251,250
Repurchase agreements	—	93,145	93,145
Total pledged assets	$7,253,277	$1,091,118	$8,344,395
December 31, 2022
FHLB and FRB	$6,487,980	$830,057	$7,318,037
Repurchase agreements	—	105,294	105,294
Total pledged assets	$6,487,980	$935,351	$7,423,331

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
Debt Securities Available-for-Sale
Debt securities classified as available-for-sale are reported at fair value. Fair value of U.S. Treasuries are determined using quoted prices in active markets (Level 1). The majority of the other debt securities are determined using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities.
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
Loans Individually Measured for Impairment
Loans measured for impairment based on the fair value of the underlying collateral are recorded at estimated fair value, less estimated selling costs. Fair value is generally based on independent appraisals (Level 3), which may be adjusted by management for qualitative factors, such as economic factors and estimated liquidation expenses.
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$453,208	$42,054	$411,154	$—
Equity investments	50,945	—	50,945	—
Interest rate derivative asset	137,090	—	137,090	—
Interest rate derivative liability	(138,806)	—	(138,806)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,963	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	19,080	—	—	19,080
December 31, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$457,648	$—	$457,648	$—
Equity investments	61,942	430	61,511	—
Interest rate derivative asset	113,420	—	113,420	—
Interest rate derivative liability	(113,473)	—	(113,473)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	40,095	—	—	37,076
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,635	—	—	9,635
(1)    As of September 30, 2023 and December 31, 2022, primarily consists of $43.6 million and $37.1 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the nine months ended September 30, 2023 and $20.0 million of unrealized gains for the year ended December 31, 2022.
(2)    As of September 30, 2023 and December 31, 2022, equity investments of $47.0 million and $40.1 million, respectively, included $3.4 million and $3.0 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
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

For the Nine Months Ended September 30,
2022
Beginning balance	$2,718
Transfers out of Level 3	(2,718)
Ending balance	$—
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company executed its right to convert $2.7 million of preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1.

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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of September 30, 2023 and December 31, 2022 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2023
Financial Assets:
Cash and due from banks	$408,882	$408,882	$—	$—
Debt securities held-to-maturity	1,189,339	—	1,047,342	—
Restricted equity investments	82,484	—	—	82,484
Loans receivable, net and loans held-for-sale	10,068,156	—	—	9,035,358
Financial Liabilities:
Deposits other than time deposits (1)	7,880,280	—	7,880,280	—
Time deposits	2,653,649	—	2,626,602	—
FHLB advances and other borrowings	802,239	—	770,544	—
Securities sold under agreements to repurchase with customers	82,981	82,981	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$167,946	$167,946	$—	$—
Debt securities held-to-maturity	1,221,138	—	1,097,984	12,057
Restricted equity investments	109,278	—	—	109,278
Loans receivable, net and loans held-for-sale	9,869,408	—	—	9,103,137
Financial Liabilities:
Deposits other than time deposits (1)	8,133,186	—	8,133,186	—
Time deposits	1,542,020	—	1,504,601	—
FHLB advances and other borrowings	1,406,569	—	1,416,384	—
Securities sold under agreements to repurchase with customers	69,097	69,097	—	—
(1)    The estimated fair value of non-maturity deposits does not consider any inherent value and represents the amount payable on demand. However, non-maturity deposits do contain significant inherent value to the Company, particularly when overnight funding costs are greater than the deposit costs.

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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $2,000 and $2,000 in commercial loan swap income resulting from the fair value adjustment for the three and nine months ended September 30, 2023, respectively, as compared to gains of $19,000 and $56,000 for the corresponding prior year periods.
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
AOCL balance at beginning of period, net of tax	$(909)	$(25)
Unrealized losses recognized in OCI	(622)	(1,798)
Losses reclassified from AOCI into interest income	246	538
AOCL balance at end of period, net of tax	$(1,285)	$(1,285)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

During the next twelve months ending September 30, 2024, the Company estimates that an additional $1.4 million will be reclassified as a reduction to interest income.
The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of September 30, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,420,826	$137,090	$137,111
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	1,695
Total Derivatives	$1,520,826	$137,090	$138,806
As of December 31, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,368,245	$113,420	$113,440
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	33
Total Derivatives	$1,468,245	$113,420	$113,473
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 and $40,000 at September 30, 2023 and December 31, 2022, respectively. The amount of collateral received from third parties was $142.3 million and $104.5 million at September 30, 2023 and December 31, 2022, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $138.8 million and $113.5 million at September 30, 2023 and December 31, 2022, respectively.
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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		September 30,	December 31,
		2023	2022
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$19,610	$19,055
Finance lease ROU asset	Premises and equipment, net	1,362	1,532
Total lease ROU assets		$20,972	$20,587

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$20,645	$20,053
Finance lease liability	Other borrowings	1,748	1,934
Total lease liabilities		$22,393	$21,987
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $6.3 million and $7.7 million at September 30, 2023 and December 31, 2022, respectively.
The calculated amount of the ROU assets and lease liabilities are impacted by the lease term and the discount rate used to calculate the present value of the minimum lease payments. Lease agreements often include one or more options to renew the lease at the Company’s discretion. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the ROU asset and lease liability. For the discount rate, ASC Topic 842, Leases requires the Company to use the rate implicit in the lease, provided the rate is readily determinable. As this rate is not readily determinable, the Company generally utilizes its incremental borrowing rate, at lease inception, over a similar term. For operating leases existing prior to January 1, 2019, the Company used the incremental borrowing rate for the remaining lease term as of January 1, 2019. For the finance lease, the Company utilized its incremental borrowing rate at lease inception.

	September 30,	December 31,
	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	6.59 years	6.87 years
Finance lease	5.85 years	6.60 years
Weighted-Average Discount Rate
Operating leases	2.95%	2.86%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Expense
Operating lease expense	$1,153	$1,159	$3,472	$3,857
Finance lease expense:
Amortization of ROU assets	58	49	170	149
Interest on lease liabilities (1)	25	24	77	76
Total	$1,236	$1,232	$3,719	$4,082

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,154	$955	$3,414	$3,366
Operating cash flows from finance leases	25	24	77	76
Financing cash flows from finance leases	63	52	186	154
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2023	$88	$1,157
2024	350	4,334
2025	350	4,351
2026	350	3,784
2027	350	2,628
Thereafter	559	6,754
Total	2,047	23,008
Less: Imputed interest	(299)	(2,363)
Total lease liabilities	$1,748	$20,645
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$26,082	$30,062
Other assets	937	941
Total assets	27,019	31,003
Other liabilities	25,237	28,998
Net assets	$1,782	$2,005

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock under its repurchase program during the three month period ended September 30, 2023. At September 30, 2023, there were 2,934,438 shares available for repurchase under the Company’s stock repurchase program.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended September 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 7, 2023	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	November 7, 2023	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer