Form 10-K
period 2023-12-31
OCEANFIRST FINANCIAL CORP
filed 2024-02-23
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $903,497,773 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 20, 2024 was 58,953,536.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2023, the Company had consolidated total assets of $13.5 billion and total stockholders’ equity of $1.7 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (the “SEC”). The Bank is primarily subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”). Currently, the Company transacts the vast majority of its business through the Bank, its subsidiary.
The Company has been the holding company for the Bank since the Company’s initial public offering. Effective January 31, 2018, the Bank converted to a national bank charter and the Company became a bank holding company. The Bank’s principal business is originating loans, consisting of commercial real estate and other commercial loans, which have become a key focus of the Bank, and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. The Bank primarily funds these loans by attracting retail and commercial deposits. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its debt and equity securities. The Bank also receives income from other products and services it offers including bankcard services, trust and asset management products and services, deposit account services, and commercial loan swap income. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, Federal Home Loan Bank (“FHLB”) advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by changes in market interest rates, competition, general economic conditions, including levels of unemployment and real estate values, and inflation.
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
Forward-Looking Statements
In addition to historical information, this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, inflation, general economic conditions, potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, changes in liquidity, including the size and composition of the Company’s deposit portfolio, including the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the effect of the Company’s rating under the Community Reinvestment Act, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.

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

Market Area and Competition
The Bank is a regional community bank offering a wide variety of financial accounts and services to meet the needs of customers in the communities it serves. At December 31, 2023, the Bank primarily operated its business through its headquarters located in Toms River, New Jersey, and its administrative office located in Red Bank, New Jersey. The Bank also conducts its business at 39 branch offices and various deposit production facilities located throughout central and southern New Jersey and the greater metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.
One of the largest and oldest financial institutions in New Jersey, the Bank’s headquarters are approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents central and southern New Jersey, is based on a mixture of service and retail trade, with other employment provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is home to commuters working in and around New York City and Philadelphia and also includes a significant number of vacation and second homes in the communities along the New Jersey shore. In addition, the Bank provides banking services through teams located in the major metropolitan markets of Philadelphia, New York, Baltimore, and Boston.
The Bank’s future growth opportunities will be influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition in making loans and attracting deposits. In addition, rapid technological changes and consumer preferences will continue to result in increased competition for the Bank’s digital services as a number of well-funded technology-focused companies are innovating in the payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The state of New Jersey, New York City, Philadelphia, Baltimore, and Boston are also attractive markets to many financial institutions. Many of the Bank’s competitors are significantly larger institutions that have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers, insurance companies, private lenders, and government sponsored enterprises. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and credit unions. The Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers, and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large bank competitors with teams of local financial experts in each market providing personalized accounts, extraordinary customer service and local decision-making.
Community Involvement
The Bank promotes efforts to enhance the quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are encouraged to help their neighbors in many ways and receive up to eight hours of Bank-paid volunteer time each year. The Company’s employees, known as the WaveMakers when helping in the community, collectively spend thousands of hours volunteering and serving in leadership roles with local nonprofit organizations, along with participating in other activities that contribute to improving the quality of life for others. In 2023, the WaveMakers spent nearly 7,000 hours volunteering their time and talents to help neighbors in need and the second annual Bank-wide volunteering event was held in September 2023 with more than 730 employees completing 95 projects for non-profit organization partners in the five states served by the Bank. The Foundation, established in 1996 during the Company’s initial public offering, has granted over $48.1 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development, and the arts.

Lending Activities
Loan Portfolio Composition. At December 31, 2023, the Bank had total loans outstanding of $10.20 billion, of which $6.30 billion, or 61.8% of total loans, were commercial real estate, multi-family, and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of $666.5 million of commercial and industrial loans, or 6.5% of total loans; $2.98 billion of residential real estate loans, or 29.3% of total loans; and $250.7 million of consumer loans, primarily home equity loans and lines of credit, or 2.5% of total loans. At December 31, 2023, the Bank had $5.2 million of loans held-for-sale. Additionally, at December 31, 2023, 44.2% of the Bank’s total loans had adjustable interest rates.
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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2023		2022		2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial real estate	$6,297,865	61.75%	$6,169,319	62.20%	$5,433,126	63.01%
Commercial and industrial	666,532	6.53	622,372	6.27	449,224	5.21
Residential real estate	2,984,700	29.26	2,862,681	28.86	2,479,701	28.76
Consumer (1)	250,664	2.46	264,372	2.67	260,819	3.02
Total loans	10,199,761	100.00%	9,918,744	100.00%	8,622,870	100.00%
Deferred origination costs (fees), net	9,263		7,488		9,332
Allowance for loan credit losses	(67,137)		(56,824)		(48,850)
Loans receivable, net	10,141,887		9,869,408		8,583,352
Less:
Loans held for sale	5,166		690		—
Total loans receivable, net	$10,136,721		$9,868,718		$8,583,352
Total loans:
Fixed rate	$5,696,173	55.85%	$5,760,562	58.08%	$5,459,920	63.32%
Adjustable rate	4,503,588	44.15	4,158,182	41.92	3,162,950	36.68
	$10,199,761	100.00%	$9,918,744	100.00%	$8,622,870	100.00%
(1)Consists primarily of home equity loans, home equity lines of credit, student loans, and, to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2023. The table does not include principal prepayments:

	At December 31, 2023
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Consumer	Total Loans Receivable
	(in thousands)
One year or less	$697,407	$190,233	$6,014	$2,565	$896,219
After one year:
More than one year to five years	2,956,038	344,282	26,257	69,309	3,395,886
More than five years to fifteen years	2,579,185	108,722	286,828	110,606	3,085,341
More than fifteen years	65,235	23,295	2,665,601	68,184	2,822,315
Total due after December 31, 2024	5,600,458	476,299	2,978,686	248,099	9,303,542
Total amount due	$6,297,865	$666,532	$2,984,700	$250,664	10,199,761
Deferred origination costs (fees), net					9,263
Allowance for loan credit losses					(67,137)
Loans receivable, net					$10,141,887
Less: loans held-for-sale					5,166
Total loans receivable, net					$10,136,721
The following table sets forth at December 31, 2023, the dollar amount of total loans receivable, contractually due after December 31, 2024, and whether such loans have fixed or adjustable interest rates:

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(in thousands)
Commercial real estate	$2,409,071	$3,191,387	$5,600,458
Commercial and industrial	156,875	319,424	476,299
Residential real estate	2,668,544	310,142	2,978,686
Consumer	135,533	112,566	248,099
Total loans receivable	$5,370,023	$3,933,519	$9,303,542
Commercial Real Estate. At December 31, 2023, the Bank’s total commercial real estate loans outstanding were $6.30 billion, or 62% of total loans, as compared to $6.17 billion, or 62% of total loans at December 31, 2022.
The Bank originates commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. Of the total commercial real estate portfolio, $5.35 billion or 85.0% is considered investor-owned and $943.9 million or 15.0% is considered owner-occupied. A substantial majority of the Bank’s commercial real estate loans are located in its primary market area.

The following tables present total commercial real estate loans by industry and geography (generally based on location of collateral) as of December 31, 2023:

	Investor Owned		Owner Occupied		Total
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Office	$1,105,988	24%	$156,068	17%	$1,262,056	22%
Retail	1,082,486	23	127,189	13	1,209,675	21
Multi-family	903,258	19	5,843	1	909,101	16
Industrial/warehouse	703,590	15	162,285	17	865,875	15
Hospitality	138,809	3	62,044	7	200,853	4
Other (1)	758,617	16	430,462	46	1,189,079	21
Total	$4,692,748	100%	$943,891	100%	$5,636,639	100%
Construction	661,226				661,226
Total commercial real estate	$5,353,974				$6,297,865
(1)     Includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

	Investor Owned		Owner Occupied		Total
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New Jersey	$1,180,150	25%	$464,610	49%	$1,644,760	29%
New York	1,556,007	33	121,373	13	1,677,380	30
Pennsylvania and Delaware	1,244,283	27	239,606	25	1,483,889	26
Maryland and District of Columbia	150,094	3	26,423	3	176,517	3
Massachusetts	123,789	3	—	—	123,789	2
Other	438,425	9	91,879	10	530,304	9
Total	$4,692,748	100%	$943,891	100%	$5,636,639	100%
Construction	661,226				661,226
Total commercial real estate	$5,353,974				$6,297,865
The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that generally does not exceed ten years, and generally have an amortization schedule up to 25 years and up to 30 years for multi-family properties. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites investor commercial real estate loans to a maximum of 65% to 80% advance, and owner occupied real estate loans to a maximum of 70% to 80% advance, depending on the asset class, against either the appraised value of the property or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20x to 1.50x for investor real estate and 1.25x to 1.40x for owner occupied real estate, depending on the asset class. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends in its primary markets to experienced owners or developers who have knowledge and expertise in the commercial real estate market.
The Bank performs extensive due diligence in underwriting commercial real estate loans due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which include, for example, the review of the rent rolls and applicable leases/lease terms and conditions and the verification of income. A tenant analysis and market analysis are part of the underwriting.
Financial statements are also required annually for review. With respect to investor commercial real estate loans, rent rolls are also required annually in addition to financial statements. Generally, commercial real estate loans are supported by full or partial personal guarantees by the principals.

Generally, for commercial real estate loans secured in excess of $750,000 and for all other commercial real estate loans where it is deemed appropriate, the Bank requires environmental professionals to inspect the property and ascertain any potential environmental risks. In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties for loans in excess of $500,000. The appraiser must be selected from the Bank’s approved appraiser list. The Bank uses an independent third party to review all applicable property appraisals to ensure compliance with regulations.
The Bank also originates multi-family family mortgage loans and, to a lesser extent, land loans The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally do not exceed 75% of the appraised value of the property, the debt-service coverage is generally a minimum of 1.20x and has an amortization period of up to 30 years may be used.
Additionally, the Bank offers an interest rate swap program that allows commercial loan customers to effectively convert an adjustable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Bank simultaneously sells an offsetting back-to-back swap to an investment grade national bank so that it does not retain this fixed-rate risk. As of December 31, 2023, these back-to-back swaps had a notional amount of $1.42 billion

The commercial real estate portfolio also includes loans for the construction of commercial properties. The Bank generally underwrites construction loans for a term of three years or less. The majority of the Bank’s construction loans are floating-rate loans with a maximum 75% loan-to-value ratio for the completed project and a minimum debt-service coverage of 1.0x during the construction period to ensure there is sufficient interest reserve to cover interest payments. The Bank requires a higher projected debt-service coverage on construction loans (for projects that end up being income producing) and underwrites accordingly. The expectation is that the underlying project when complete will produce a debt service coverage ratio that is consistent with policy for completed income producing projects. The Bank may commit to provide permanent mortgage financing on its construction loans on income-producing property. Construction loans may have greater credit risk due to the dependence on completion of construction and other real estate improvements, as well as the sale or rental of the improved property. The Bank generally mitigates these risks with (i) requiring an independent appraisal, which includes information on market rents and/or comparable sales for competing projects; (ii) advances on construction loans are made in accordance with a schedule reflecting the cost of the improvements and performing site inspections to determine if the work has been completed prior to the advance of funds for the project; and (iii) pre-sale or pre-leasing requirements and phasing of construction.
Commercial real estate loans are among the largest of the Bank’s loans, and may have higher credit risk and lending spreads. For investor-owned properties, because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy, the Bank is particularly vigilant of this portfolio. The Bank believes this portfolio is highly diversified with loans secured by a variety of property types and the portfolio exhibits stable credit quality.
Commercial real estate - investor-owned portfolio composition as of December 31, 2023 is as follows:

	At December 31, 2023
(dollars in thousands)	Amount	Percent of total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$532,697	11%	52%	1.8x
Medical	345,730	7	58	1.9
Credit Tenant	227,561	5	65	1.6
Total Office (3)	1,105,988	24	56	1.8
Retail	1,082,486	23	57	1.6
Multi-family (4)	903,258	19	58	1.6
Industrial/warehouse	703,590	15	51	2.1
Hospitality	138,809	3	50	1.3
Other (5)	758,617	16	47	1.7
Total investor owned	4,692,748	100%	54	1.7
Construction	661,226
Total CRE investor owned and construction	$5,353,974

(1) Represents the weighted average of loan balances as of December 31, 2023 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Central business district (“CBD”) exposure represents $123 million, or 11.3%, of the total office loan balance. Office CBD loans had a weighted average LTV of 66% and weighted average debt service coverage ratio of 1.7x. $82 million, or 75%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers. New York City office CBD loans represent 0.12% of the Company’s total assets.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represent 0.27% of the Company’s total assets.
(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
During 2023 a repricing analysis was performed on the vast majority of the commercial real estate – investor owned and construction portfolio, stressing interest rates at 7% while keeping underwritten rents constant, and the results indicated the portfolio continues to service debt without unusual stress at a weighted average of 1.21x.
Commercial and Industrial. At December 31, 2023, commercial and industrial (“C&I”) loans totaled $666.5 million, or 6.5% of the Bank’s total loans outstanding. The Bank originates C&I loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable, and inventory financing) primarily in the Bank’s market area. In underwriting C&I loans and credit lines, the Bank reviews and analyzes the financial history and capacity of the borrower, collateral value, financial strength and character of the principal borrowers, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, and fixtures. The Bank generally requires the personal guarantee of the principal borrowers for all C&I loans. Risk of loss on a C&I business loan is dependent largely on the borrower’s ability to remain financially able to repay the loan from the ongoing operations of the business. In addition, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Consumer: Residential Real Estate. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by the Bank’s commissioned loan representatives and are largely derived from contacts within the local real estate industry, members of the local communities, and the Bank’s existing or past customers. Additionally, for the year ended December 31, 2023, the Bank purchased $31.9 million of residential real estate loan pools originated by others, related to Community Reinvestment Act (“CRA”) initiatives.
At December 31, 2023, $2.98 billion, or 29.3% of total loans, were residential real estate loans, primarily single family and owner occupied. To a lesser extent, and included in this activity, are residential mortgage loans secured by seasonal second homes, non-owner occupied investment properties and construction loans. The average size of the Bank’s residential real estate loans, excluding purchased loan pools, was approximately $324,000 at December 31, 2023.
The Bank currently offers several ARM loan programs with interest rates that adjust between annually to ten years, as well as loans that operate as fixed-rate loans at their onset and later convert to an ARM for the remainder of the term. These loans have periodic and overall caps on the increase or decrease at any adjustment date and over the life of the loan. These loans are indexed to an applicable Secured Overnight Financing Rate (“SOFR”) rate or U.S Treasury plus a margin. The majority of the ARM portfolio is tied to the one-year U.S. Treasury bill. Adjustments are generally based on a margin between 2.75% and 3.25%. Generally, the maximum interest rate on these loans is 6% above the initial interest rate.
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
The Bank’s fixed-rate mortgage loans are currently made for terms from ten to 30 years. The Bank either holds its residential loans for its portfolio or sells a portion of its fixed-rate and SOFR ARM loans to either government sponsored enterprises, FHLB, Freddie Mac or Fannie Mae, or to a third party aggregator. During 2023, the Company sold $58.1 million of loans. In certain instances, servicing rights are required to be retained, otherwise servicing rights may be sold as part of the loan sale. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.
The Bank’s policy is to originate residential real estate loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, up to 95% of the appraised value or selling price if private mortgage insurance is obtained, and up to 97% of the lower of the appraised value or selling price if the borrower qualifies for the NeighborFirst or special purpose credit program available to certain census tracts. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s residential real estate loans, excluding purchased loan pools, was 59% at December 31, 2023 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the CFPB regulations. See Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
Included in the Bank’s residential real estate loan balance at December 31, 2023 were residential construction loans which totaled $110.0 million. The Bank originates residential construction loans primarily on a construction to permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans are made to individuals building a residence.
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
Other Consumer: Home Equity Lines and Loans, Student Loans and Other Consumer. At December 31, 2023, the Bank’s other consumer loans totaled $250.7 million, or 2.5% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $112.7 million; home equity lines of credit comprised $86.4 million; and student loans comprised $19.0 million.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from five to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are originated based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make monthly payments of principal and interest, at a minimum of $50, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2023, these loans totaled $5.7 million, as compared to $7.8 million at December 31, 2022.
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

Beginning in 2022, the Bank began originating lines of credit that are fully secured by the cash surrender value of whole life insurance policies. Underlying insurance companies must have a Moody’s rating of A1 or higher and/or an S&P Rating of A or higher. These lines are originated based on the value of the collateral and secured by an assignment of the whole life policy. Borrowers are subject to minimum credit scores and maximum debt to income ratios, but the guidelines are less stringent than a mortgage or home equity loan/line as the line is fully secured by the underlying insurance policy. Interest rates charged are set at the time of origination and payments are interest-only based on the amount of the outstanding balance. Loan to values are limited to 95% of the cash surrender value of the whole life policy. Each line matures in 36 months and is subject to renewal at current rates and terms. At December 31, 2023, these loans totaled $31.1 million.
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
Due to the Bank’s past acquisitions, significant portions of the acquired loan portfolios were underwritten according to the underwriting standards and guidelines of the acquired banks. Acquired loans are evaluated under OceanFirst’s credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged an independent firm specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans, and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firm reviewed over 60% of the outstanding loan balances for the Bank’s commercial real estate and commercial and industrial loans during 2023. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. All of the loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2023, the Bank was servicing $68.2 million of loans for others.
Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. The Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 120 days or more, the Bank will either: (i) commence litigation to acquire the collateral, including foreclosure proceedings against any real property that secures the loan; or (ii) sell eligible non-performing loans where foreclosure proceedings may or may not have been initiated. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past several years.
The Bank classifies assets in accordance with its Classification of Assets and Allowance for Credit Losses Policy (“ACL Policy”), which considers certain regulatory guidelines and definitions. As part of this ACL Policy, the Special Asset Group reviews and confirms the criticized and classified commercial loans report on a monthly basis. At December 31, 2023 and 2022, the Bank had $106.6 million and $50.8 million of assets classified as Substandard, respectively. Assets which do not currently expose the Bank to sufficient risk to warrant classification but possess potential weaknesses, such as past delinquencies, are designated as Special Mention. Special Mention assets totaled $40.4 million at December 31, 2023, as compared to $48.2 million at December 31, 2022. The increase in substandard loans was primarily due new downgrades during the year ended December 31, 2023, and to a lesser extent, migrations from special mention, partly offset by payoffs, paydowns and upgrades. New downgrades of $50.2 million were primarily comprised of five commercial relationships and migrations from special mention of $26.4 million were primarily comprised of two commercial relationships. The decrease in special mention was primarily due to migrations to substandard noted above, as well as payoffs, paydowns, upgrades and a partial charge-off, which outpaced new downgrades of $32.8 million.
Non-Performing Loans and OREO. The following table sets forth information regarding non-accrual loans (“non-performing loans”) and OREO, including loans purchased with credit deterioration (“PCD”) loans. The Bank’s PCD loans relate to loans acquired from prior bank acquisitions. PCD loans are accounted for at the purchase price or acquisition date fair value, with an estimate of expected credit losses for groups of PCD loans with similar risk characteristics and individual PCD loans without similar characteristics, to arrive at an initial amortized cost basis. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure. During 2022, the Company sold its remaining OREO and there was no OREO as of December 31, 2023 and 2022.

	At December 31,
	2023	2022	2021
	(dollars in thousands)
Non-performing loans (1)	$29,548	$23,265	$25,494
OREO	—	—	106
Non-performing assets (1)	$29,548	$23,265	$25,600
Allowance for loan credit losses as a percent of total loans receivable (2)	0.66%	0.57%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans (1) (2)	227.21	244.25	191.61
Non-performing loans as a percent of total loans receivable (1)	0.29	0.23	0.30
Non-performing assets as a percent of total assets (1)	0.22	0.18	0.22
(1)Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure. Non-performing assets consist of non-performing loans and OREO.
(2)Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $7.5 million, $11.4 million, and $18.9 million at December 31, 2023, 2022, and 2021, respectively.
Non-performing loans totaled $29.5 million at December 31, 2023, an increase of $6.3 million as compared to December 31, 2022, primarily due to the addition of a single commercial real estate credit relationship, which was partially charged-off during 2023 and has a remaining exposure of $8.8 million, partly offset by loans that were paid off or returned to accrual status.
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
The Company estimates the loan ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the loan ACL. A description of the methodology used in establishing the ACL is set forth in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Allowance for Credit Losses.
At December 31, 2023 and 2022, the Bank’s loan ACL as a percentage of total loans was 0.66% and 0.57%, respectively. The net unamortized credit and PCD marks on all acquired loans, not reflected in the allowance, was $7.5 million and $11.4 million at December 31, 2023 and 2022, respectively. The loan ACL as a percent of total non-performing loans was 227.21% at December 31, 2023, a decrease from 244.25% in the prior year. The Bank will continue to monitor its allowance for loan credit losses as conditions dictate.

The following table sets forth activity in the Bank’s loan ACL for the periods set forth in the table:

	At or for the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Balance at beginning of year	$56,824	$48,850	$60,735
Charge-offs:
Commercial real estate (1)	8,356	70	410
Commercial and industrial	129	60	154
Residential real estate	—	56	254
Other consumer	208	387	213
Total charge-offs	8,693	573	1,031
Recoveries	311	913	1,492
Net charge-offs (recoveries)	8,382	(340)	(461)
Provision (benefit) for credit losses	18,695	7,634	(12,346)
Balance at end of year	$67,137	$56,824	$48,850
(1)Commercial real estate charge-offs for the year ended December 31, 2023 of $8.4 million, primarily related to one relationship, which had a partial charge-off of $8.4 million to its estimated realizable value of $8.8 million.
The following table sets forth the net charge-offs/recoveries and the percent of net charge-offs/recoveries by loan category to average net loans outstanding for the periods indicated (dollars in thousands):

	At or for the Year Ended December 31,
	2023		2022		2021
	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Recoveries) Charge-offs	Ratio of Net (Recoveries) Charge-offs to Average Loans	Net (Recoveries)Charge-offs	Ratio of Net (Recoveries) Charge-offs to Average Loans
Net charge-offs (recoveries):
Commercial real estate	$8,336	0.08%	$(155)	—%	$205	—%
Commercial and industrial	104	—	(95)	—	30	—
Residential real estate	(43)	—	(100)	—	(98)	—
Other consumer	(15)	—	10	—	(598)	(0.01)
Total net charge-offs (recoveries)	8,382	0.08%	(340)	—%	(461)	(0.01)%
Average net loans outstanding during the year	$10,016,859		$9,323,619		$7,921,611
The net charge-offs for the year ended December 31, 2023 was primarily related to the one commercial real estate relationship noted above. The net recoveries for the year ended December 31, 2022 and 2021 was primarily due to improved credit quality and successful recovery of previously charged-off balances.
The following table sets forth the Bank’s ACL by loan category and its percent to total loan ACL at December 31, 2023, 2022 and 2021, and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2023			2022			2021
	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans
Commercial real estate	$32,253	48.04%	61.75%	$25,493	44.86%	62.20%	$31,388	64.24%	63.01%
Commercial and industrial	6,867	10.23	6.53	5,695	10.02	6.27	5,039	10.32	5.21
Residential real estate	27,029	40.26	29.26	24,530	43.17	28.86	11,155	22.84	28.76
Other consumer	988	1.47	2.46	1,106	1.95	2.67	1,268	2.60	3.02
Total	$67,137	100.00%	100.00%	$56,824	100.00%	100.00%	$48,850	100.00%	100.00%

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
Classification of securities are determined by management at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold debt securities until maturity, they may be classified as held-to-maturity. Debt securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Debt securities to be held for indefinite periods of time, but not necessarily to maturity, are classified as available-for-sale. Such debt securities are carried at an estimated fair value and unrealized gains and losses, net of tax effect, are included as a separate component of stockholders’ equity. Refer to Note 4 Securities, to the Consolidated Financial Statements.
The majority of the Bank’s residential and commercial mortgage-backed securities are issued or guaranteed by an agency of the U.S. government including Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and Government National Mortgage Association (“GNMA”). Agency mortgage-backed securities along with obligations issued directly by the U.S. government and its agencies entail a lesser degree of credit risk than loans made by the Bank and most other securities by virtue of the guarantees that back them; they require less capital under risk-based capital rules, are generally more liquid, and are more easily used to collateralize borrowings or other obligations of the Bank. Each of the U.S. government, agency, and agency guaranteed obligations are rated AA+ by Standard and Poor’s and Aaa by Moody’s.
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
The table below sets forth certain information regarding the amortized cost, weighted average yield, and contractual maturities, excluding scheduled principal amortization, of the Bank’s debt securities as of December 31, 2023. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2023
									Total
	One Year or Less Amortized Cost	Weighted Average Yield	More than One Year to Five Years Amortized Cost	Weighted Average Yield	More than Five Years to Ten Years Amortized Cost	Weighted Average Yield	More than Ten Years Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
U.S. government and agency obligations	$11,500	2.43%	$40,587	1.20%	$14,403	1.50%	$—	—%	$66,490	$60,694
State and municipal debt obligations	18,659	1.78	102,924	1.63	39,774	2.19	60,652	2.83	222,009	207,710
Corporate debt securities (1)	504	4.62	57,838	5.79	13,159	4.90	8,404	8.81	79,905	75,385
Asset-backed securities (2)	—	—	—	—	124,145	7.56	171,651	7.62	295,796	291,544
Mortgage-backed securities(3):
Agency residential	314	4.22	22,828	2.34	66,405	2.40	974,192	3.84	1,063,739	994,686
Agency commercial	—	—	44,963	2.49	77,228	1.96	70,133	5.70	192,324	173,401
Non-agency commercial	—	—	—	—	—	—	20,684	2.44	20,684	18,910
Total mortgage-backed securities	$314	4.22%	$67,791	2.44%	$143,633	2.16%	$1,065,009	3.94%	$1,276,747	$1,186,997
Total debt securities	$30,977	2.09%	$269,140	2.66%	$335,114	4.25%	$1,305,716	4.40%	$1,940,947	$1,822,330
(1)$47.6 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over SOFR on a quarterly basis.
(2)All of the Bank’s asset-backed securities carry interest rates which adjust to a spread over SOFR on a quarterly basis.
(3)$335.2 million of the Bank’s mortgage-backed securities carry interest rates which generally adjust to a spread over SOFR on a quarterly basis.
Equity Investments. At December 31, 2023, and 2022, the Company held equity investments of $100.2 million and $102.0 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
Sources of Funds
General. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by changes in market interest rates, competition, general economic conditions, including levels of unemployment and real estate values, and inflation. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions, access to the FRB discount window, and the Bank Term Funding Program (“BTFP”).
Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government, and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts, and time deposits, including brokered deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates, and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located, and to a lesser extent, through digital service channels. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits. Despite the result of several bank failures in early 2023 and the related industry-wide concerns including liquidity, and funding, the Company’s deposits increased $759.7 million to $10.43 billion at December 31, 2023 from $9.68 billion in the prior year.

At December 31, 2023 and 2022, the Bank had $5.32 billion and $5.62 billion, respectively, of total uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit). At December 31, 2023 and 2022, this total included $2.31 billion and $2.27 billion, respectively, of collateralized government deposits, $1.42 billion and $1.44 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.60 billion and $1.91 billion, or 15.2% and 19.6% of total deposits.
At December 31, 2023, the Bank had $412.0 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Time Deposits	Weighted Average Rate
	(dollars in thousands)
Three months or less	$252,715	4.31%
Over three through six months	104,441	4.60
Over six through twelve months	50,513	4.39
Over twelve months	4,296	0.65
Total	$411,965	4.36%
The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated:

	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Non-interest-bearing accounts	$1,869,735	18.22%	—%	$2,319,657	23.40%	—%	$2,429,547	25.19%	—%
Interest-bearing checking accounts	3,795,502	36.97	1.39	4,063,716	40.98	0.28	3,878,465	40.21	0.35
Money market deposit accounts	794,387	7.74	2.35	764,837	7.72	0.29	769,157	7.98	0.14
Savings accounts	1,364,333	13.29	0.68	1,597,648	16.12	0.05	1,581,472	16.40	0.04
Time deposits	2,440,829	23.78	3.74	1,167,499	11.78	1.43	985,328	10.22	1.02
Total average deposits	$10,264,786	100.00%	1.68%	$9,913,357	100.00%	0.31%	$9,643,969	100.00%	0.26%
Borrowings. The Bank also obtains advances from the FHLB and other sources for cash management and interest rate risk management purposes or as an alternative to deposits. Advances are collateralized primarily by certain of the Bank’s mortgage loans and debt securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2023, the Bank had $848.6 million of outstanding advances from the FHLB.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia under its primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Federal Reserve Bank of Philadelphia must be secured. At December 31, 2023, the Bank had no borrowings outstanding with the Federal Reserve Bank of Philadelphia.
As of December 31, 2023, the Company pledged $7.26 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, and includes collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain government municipal deposits. At December 31, 2023, the Bank had outstanding municipal letters of credit of $1.30 billion issued by the FHLB used to secure such government deposits. The Company also pledged $1.15 billion of securities with FHLB and FRB to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law.
The Bank also borrows funds using securities sold under agreements to repurchase with customers. Under this form of borrowing specific securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2023, the Bank had borrowed $73.1 million through securities sold under agreements to repurchase with customers.

The Bank has access to the FRB discount window and the BTFP as additional sources of funds. As of December 31, 2023 the Bank had no borrowings outstanding with either the FRB discount window or the BTFP.
Recent Acquisitions
The Company’s acquisitions over recent years have enhanced the Bank’s position as the premier community banking franchise in central and southern New Jersey, strengthened its presence in the major metropolitan areas of Philadelphia and New York, grown business lines, expanded its geographic footprint, and improved financial performance.
On April 1, 2022, the Company completed its acquisition of 60% of Trident Abstract Title Agency, LLC (“Trident”), which provides commercial and residential title services. Total consideration paid was $7.1 million and goodwill from the transaction amounted to $5.8 million. Trident’s results of operations are included in the consolidated results for the period beginning on April 1, 2022.
The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Subsidiary Activities
At December 31, 2023, the Bank owned all or a majority interest in three direct subsidiaries:
•OceanFirst REIT Holdings, Inc., a Delaware corporation, was established in 2007 as a wholly-owned subsidiary of the Bank and now acts as the holding company for OceanFirst Management Corp, a New York corporation, which was organized in 2016 to hold and manage investment securities, including the stock of OceanFirst Realty Corp. OceanFirst Realty Corp., a Delaware corporation, was established in 1997 and invests in qualifying mortgage loans and is intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Company to raise capital in the future.
•Casaba Real Estate Holding Corporation, a New Jersey corporation, was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Cape Bancorp, Inc. in 2016. This subsidiary is maintained to take legal possession of certain repossessed collateral for resale to third parties.
•Country Property Holdings Inc., a New York corporation, was acquired by the Bank as a wholly-owned subsidiary as part of its acquisition of Country Bank in 2020. This subsidiary is maintained to take legal possession of certain repossessed collateral for resale to third parties.
In addition to the Bank, the Company holds OceanFirst Risk Management, Inc. as a direct subsidiary. OceanFirst Risk Management Inc. is a Nevada captive insurance company that insures certain risks relating to the business of the Bank and the Company. The Company also holds a 60% interest in Trident Abstract Title Agency, LLC, a New Jersey corporation, which was acquired in 2022. This subsidiary provides commercial and residential title services throughout New Jersey, and through strategic alliances can also service clients’ title insurance needs outside of New Jersey.
Furthermore, the Company holds the following statutory business trusts: OceanFirst Capital Trust I, OceanFirst Capital Trust II, OceanFirst Capital Trust III, Sun Statutory Trust VII, Sun Capital Trust VII, Sun Capital Trust VIII, and Country Bank Statutory Trust I, collectively known as the “Trusts”. All of the Trusts are incorporated in Delaware and were formed to issue trust preferred securities.
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
Employee profile
As of December 31, 2023, the Bank had 857 full-time employees, 42 part-time employees, and 21 commissioned employees, for a total of 920 employees. Approximately 67% of the Bank’s employees are female and 33% are male, and the average tenure was over seven years. Of the Bank’s managers, 61% are female as of December 31, 2023. Additionally, 42% of the employees are either Millennial or Generation Z.

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
The Company is dedicated to recruitment and career development practices that support its employees and promotes diversity in its workforce at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. Partnerships are in place with several sources to assist in attracting diverse talent from a broad population, including African American, Asian American, and Latino chamber affiliations. In addition, career opportunities are shared with colleges and universities with diverse student bodies. Social media branding has increased to attract top talent who are seeking careers with employers who are genuinely committed to DEI. The Internship program and the EDGE program (an entry level development program) also serve as a pipeline of diverse talent for full time employment. Other available tools are also utilized to connect with prospective new hires. As of December 31, 2023, 20% of the Bank’s employees were persons of color.
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

REGULATION AND SUPERVISION
General
The Company is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards, and limitations on nonbanking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes.
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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. At December 31, 2023, the Bank’s total assets were $13.54 billion and, therefore, the Bank is subject to CFPB supervision and examination for compliance with specified Federal consumer protection laws.
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
The Dodd-Frank Act also requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Rules adopted by the FRB to implement these requirements limit interchange fees per debit card transaction collected by banks with assets of $10 billion or more. Under the temporary relief provisions of a joint rule published by the OCC, the FDIC, and the FRB, the Bank received relief from Dodd-Frank limitations on debit card interchange fees collected by banks with assets of $10 billion or more, but was subject to reduced interchange fees beginning in July 2022. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2023, the Bank’s revenues from interchange fees were $5.0 million, a decrease of $3.3 million from 2022, due to limitation on debit card interchange fees which became effective for the Company on July 1, 2022. The 2023 average net interchange fee per transaction was fourteen cents ($0.14), as compared to twenty nine cents ($0.29) in the prior year.

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
Bank Holding Company Regulation
The Company is a BHC and is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require. The Company and its non-bank subsidiaries are subject to examination by the FRB.
FRB regulations provide that a BHC is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support the subsidiary banks in circumstances in which it might not do so absent those regulations.
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
At December 31, 2023, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2023:

				Capital
As of December 31, 2023	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,218,142	$523,588	$694,554	9.31%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,088,542	701,778	386,764	10.86	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,218,142	852,159	365,983	12.15	8.50	(1)
Total capital (to risk-weighted assets)	1,413,400	1,052,667	360,733	14.10	10.50	(1)
(1)    Includes the Capital Conservation Buffer of 2.50%.
Dividends and repurchase of common stock. The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by BHCs. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the BHC appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory pressures to reclassify and charge off loans and to establish additional credit loss reserves can have the effect of reducing current operating earnings and thus impacting an institution’s ability to pay dividends. Further, regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the BHC’s net income for the past four quarters, net of dividends previously paid over that period is insufficient to fully fund the dividend, the proposed dividend exceeds earnings for the period for which it is being paid, or the BHC’s overall rate of earnings retention is inconsistent with the BHC’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a

BHC’s common stock dividend. The ability of a BHC to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.
The policy statement also states that a BHC should inform the FRB supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the BHC is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction in the amount of such instruments outstanding from the beginning of the quarter in which the redemption or repurchase occurred compared with the end of such quarter.
These regulatory policies may affect the ability of the BHC to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a BHC, such as the Company, unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the competitive effects of the acquisition. Control, as defined for this purpose, means ownership, control, or power to vote 25% or more of any class of voting stock.
There is a rebuttable presumption of control upon the acquisition of 10% or more of a class of voting stock if the BHC involved has its shares registered under the Securities Exchange Act of 1934, or if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.
Financial Holding Company Status
When the Bank converted to a national bank charter and the Company became a BHC, the Company elected to become a financial holding company. Financial holding companies may engage in a broader scope of activities than a BHC. In addition, financial holding companies may undertake certain activities without prior FRB approval.
A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. Activities that are financial in nature include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and insurance agency activities; merchant banking; and activities that the FRB determines to be financial in nature or incidental to a financial activity or which are complementary to a financial activity and do not pose a safety and soundness risk.
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
If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a BHC that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than BHCs, banks, or savings associations until the rating is raised to “satisfactory” or better. For additional information, refer to Regulation of Bank Subsidiary – Community Reinvestment Act and Fair Lending Laws.

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
Capital Requirements. Federal regulations require banks to maintain minimum levels of capital including: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.
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

At December 31, 2023, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2023:

				Capital
As of December 31, 2023	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,155,896	$519,690	$636,206	8.90%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,155,896	694,620	461,276	11.65	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,155,896	843,467	312,429	11.65	8.50	(1)
Total capital (to risk-weighted assets)	1,226,154	1,041,930	184,224	12.36	10.50	(1)
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
An institution is classified as well capitalized if:
•it has a leverage ratio of 5% or greater; and
•it has common equity Tier 1 ratio of 6.5% or greater; and
•it has a Tier 1 risk-based capital ratio of 8% or greater; and
•it has a total risk-based capital ratio of 10% or greater; and
•it is not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure.
An institution is classified as adequately capitalized if:
•it has a leverage ratio of less than 4%; and
•it has a common equity Tier 1 ratio of 4.5% or greater; and
•it has a Tier 1 risk-based capital ratio of 6%; and
•it has a total risk-based capital ratio of 8% or greater.
An institution is classified as undercapitalized if:
•it has a leverage ratio of less than 4%; or
•it has a common equity Tier 1 ratio of less than 4.5%; or
•it has a Tier 1 risk-based capital ratio of less than 6%; or
•it has a total risk-based capital ratio of less than 8%.
An institution is classified as significantly undercapitalized if:
•it has a leverage ratio of less than 3%; or
•it has a common equity Tier 1 ratio of less than 3%; or
•it has a Tier 1 risk-based capital ratio of less than 4%; or
•it has a total risk-based capital ratio of less than 6%.
An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be critically undercapitalized.
The regulations provide that a capital restoration plan must be filed with the OCC within 45 days of the date a national bank receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Any BHC for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5.0% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the bank to adequately capitalized status. Various restrictions, including as to growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital restoration plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to: an order by the OCC to sell sufficient voting stock to become adequately capitalized; a requirement to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss officers or directors; and limitations on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive.

Based on the regulatory guidelines, the Bank satisfies the criteria to be well-capitalized at December 31, 2023.
Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the DIF of the FDIC up to a maximum of $250,000 per separately insured depositor.
The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower FDIC assessments. Assessments for institutions with $10 billion or more of assets are primarily based on a scorecard approach by the FDIC, including factors such as examination ratings and modeling measuring the institution’s ability to withstand asset-related and funding-related stress and potential loss to the DIF should the bank fail. As a result of the increase in assessment rates, described below, the assessment range (inclusive of possible adjustments specified by the regulations) for institutions with greater than $10 billion of total assets is 2.5 to 42 basis points.
The FDIC has authority to increase insurance assessments. The FDIC adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points which began in the first quarterly assessment period of 2023. Any significant increases would have an adverse effect on the Bank’s operating expenses and results of operations. The Bank cannot predict what assessment rates will be in the future.
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
The total deposit insurance assessment expenses incurred in 2023 and 2022 were $9.9 million and $5.9 million, respectively. The increase in expenses in 2023 was primarily due to the FDIC approval of a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. As a result of this rule, the Bank incurred a special assessment of $1.7 million for the year ended December 31, 2023.
Loans to One Borrower. Subject to certain exceptions, a national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which generally does not include real estate. As of December 31, 2023, the Bank was in compliance with the loans-to-one borrower limitations.
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
In the event the Bank’s capital fell below its regulatory requirements or the OCC notified the Bank that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice. If the Bank is unable for any reason to pay a dividend to the Company, the Company may not have the liquidity necessary to pay a dividend in the future, pay a dividend at the same rate as historically paid, be able to repurchase stock, or to meet current debt obligations. In addition, capital requirements made applicable to the Company as a result of the Dodd-Frank Act and Basel III may limit the Company’s ability to pay dividends or repurchase stock in the future. The Company may also be required to receive non-objection letters prior to performing any actions that may impact the Company’s capital.
Assessments. Banking institutions are required to pay OCC assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank totaled $1.2 million and $1.4 million, respectively, for the years ended December 31, 2023 and 2022.
Transactions with Related Parties. The Bank’s authority to engage in transactions with affiliates (e.g., any company that controls or is under common control with an institution, including the Company and its non-bank subsidiaries) is limited by federal law. The aggregate amount of “covered transactions” with any individual affiliate is limited to 10% of the capital and surplus of the bank. The aggregate amount of “covered transactions” with all affiliates is limited to 20% of the bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are substantially the same, or that are at least as favorable to the institution as those prevailing at the time for comparable transactions with or involving non-affiliated companies. In addition, banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for BHCs and no bank may purchase the securities of any affiliate other than a subsidiary.
Community Reinvestment Act and Fair Lending Laws. All national banks have a responsibility under the CRA and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. On October 24, 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers.
During 2023, the Bank received a CRA Performance Evaluation from the OCC with a rating of “Needs to Improve” for the evaluation period January 1, 2018 through December 31, 2020. Based on its performance on the individual components of the CRA tests, the Bank received a rating of “Low Satisfactory” for the Lending, Investment, and Service Tests. The Bank’s final overall rating, however, was downgraded to “Needs to Improve” because of a Fair Housing Act violation cited by the OCC. The Bank’s management has taken actions, including adding to its compliance staff, to address the deficiencies and is committed to taking further voluntary corrective actions.
A “Needs to Improve” rating may restrict certain expansionary activities, including certain mergers and acquisitions and the establishment of Bank branches. The rating also results in a loss of expedited processing of applications to undertake certain activities.
The rating will remain in place until the OCC issues a revised CRA rating following a subsequent CRA examination. The next CRA examination is expected to commence sometime in 2024 for the CRA examination period 2021 to 2023. The precise timing of the examination and any results therefrom will not be known until after the completion of the examination.
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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB New York is required to acquire and hold shares of capital stock in that FHLB in a specified amount. The Bank was in compliance with this requirement with an investment in FHLB New York stock at December 31, 2023 and 2022 of $53.7 million and $69.4 million, respectively.
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
In addition, as a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $39.7 million and $39.5 million at December 31, 2023 and 2022, respectively.
The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank. However, the level of dividends is reduced for financial institutions that exceed a certain asset size. For 2023, the asset level is $12.12 billion, and financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, which totaled $1.6 million for the year ended December 31, 2023, as compared to $1.3 million in the prior year.

Item 1A.	Risk Factors
An investment in the Company’s common stock or the Series A Preferred Stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K and that was filed with the SEC, before making any purchase or sale decisions regarding the Company’s common stock or Series A Preferred Stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline and stockholders may lose part or all of their investment in the Company’s common stock or Series A Preferred Stock.
Risks Related to Lending Activities
The Company’s emphasis on commercial lending may expose the Company to increased lending risks. At December 31, 2023, $6.96 billion, or 68.3%, of the Company’s total loans consisted of commercial real estate, multi-family real estate and land loans, and commercial and industrial loans. These portfolios have grown in recent years and the Company intends to continue to emphasize these types of lending arrangements. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans expose the Company to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If the Company forecloses on these loans, the holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.
The level of commercial real estate loans may subject the Company to additional regulatory scrutiny. The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate loans. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, the Bank has a concentration in multi-family and commercial real estate lending, as such loans represented 447% of total bank capital as of December 31, 2023. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate and multi-family lending that would adversely affect the Company’s loan originations and profitability.
The Company’s concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2023, the Company’s commercial real estate loan portfolio included loans to: (i) lessors of office buildings of $1.3 billion, or 13% of total loans; and (ii) borrowers in the retail industry of $1.2 billion, or 12% of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for the Company’s commercial real estate loan portfolio. Should the fundamentals of the commercial real estate market deteriorate, the Company’s financial condition and results of operations could be adversely affected.

The Dodd-Frank Act imposes obligations on originators of residential mortgage loans, which if not followed could lead to loan losses, litigation-related expenses, and delays in taking title to real estate collateral in a foreclosure. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the burden is on the lender to demonstrate the appropriateness of its policies and the strength of its controls. The Dodd-Frank Act contains an exception from this Ability-To-Repay rule for “Qualified Mortgages.” Applicable rules set forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s Ability-To-Repay. However, a consumer may assert the lender’s failure to comply with the Ability-To-Repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan actually met the criteria to be deemed an Ability-to-Pay Qualified Mortgage. These challenges have yet to be addressed by the courts.
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
The Company’s allowance for credit losses may be inadequate, which could hurt the Company’s earnings. The Company’s allowance for credit losses may prove to be inadequate to cover actual credit losses. If the Company is required to increase its allowance, current earnings may be reduced. The Company provides for losses by reserving what it believes to be an adequate amount to absorb any estimated lifetime expected credit losses. If the Company’s allowance was insufficient, it would be required to record a provision, which would reduce earnings for that period. Changes to the economic forecasts within the model could positively or negatively impact the calculation of the allowance. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the allowance based on their judgment about information available to them at the time of their examination. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a material adverse effect on the Company’s financial condition and results of operations.
The foreclosure process may adversely impact the Company’s recoveries on non-performing loans. The judicial foreclosure process is protracted, especially in New Jersey, where foreclosure timelines remain among the longest in the nation, which delays the Company’s ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of the economic environment, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and the Company’s ability to minimize its losses.
Risks Related to Economic Matters
Inflation can have an adverse impact on the Company’s business and its customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past two years, in response to a pronounced rise in inflation, the FRB raised certain benchmark interest rates to combat inflation. As discussed below under Risks Related to Interest Rates—Changes in interest rates could adversely affect results of operations and financial condition, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the FRB to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, any of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.
A worsening of economic conditions in the Company’s market area could reduce demand for the products and services and/or result in increases in the level of non-performing loans, which could adversely affect the Company’s business, financial condition, and results of operations. A deterioration in economic conditions, especially local conditions, continued high interest inflation, recession or otherwise, could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations, and could more negatively affect the Company compared to a financial institution that operates with more geographic diversity:
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
The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of the investment securities portfolio and increase future borrowing costs. As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of the U.S. government issued or guaranteed investments may occur. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of the portfolio of such investment securities, and could result in the Company’s counterparties requiring additional collateral for borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase the Company’s future borrowing costs.
Risks Related to Interest Rates
Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs. As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the securities portfolios and reported as a separate component of stockholders’ equity. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and could require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.
Changes in interest rates could adversely affect results of operations and financial condition. The Company’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. Further, interest-

bearing liabilities generally have shorter contractual maturities than interest-earning assets and are subject to repricing based on economic conditions, competition, and funding availability, among other factors. This imbalance can create significant earnings volatility as market interest rates change over time. In a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities, which would be expected to compress the interest rate spread and have a negative effect on the Company’s profitability. Additionally, a flat or an inverted yield curve, where short-term rates are close to, or above, long-term rates, could adversely affect the Company’s financial condition and results of operations.
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
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2023, the Company maintained a debt securities portfolio of $1.91 billion, of which $753.9 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2023, the Company incurred other comprehensive gains of $14.3 million, net of tax, related to net changes in unrealized holding gains in the available-for-sale investment securities portfolio, which positively impacted stockholders’ equity, as well as book value per common share. The increase occurred even though the securities are not sold.
The Company conducts a periodic review of the debt securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors which are considered in the analysis include, but are not limited to, the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities provision for credit losses through an allowance for securities credit losses.
Hedging against interest rate exposure may adversely affect the Company’s earnings. On occasion the Company has employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on the loan portfolios and short-term liabilities. The Company also engages in hedging strategies with respect to arrangements where customers swap floating-rate obligations for fixed-rate obligations, or vice versa. The hedging activity varies based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect the Company from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect the Company or adversely affect the Company because, among other things:
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability;
•the party owing money in the hedging transaction may default on its obligation to pay;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs the ability to sell or assign the Company’s side of the hedging transaction;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•downward adjustments, or “mark-to-market” losses, would reduce the Company’s stockholders’ equity.
Risks Related to Acquisitions and Growth
The Company must successfully integrate the operations and retain the customers of its acquired institutions. The Company completes acquisitions of financial institutions and other service companies and continues to explore acquisition opportunities.

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
In order to successfully manage substantial growth, the Company may need to increase non-interest expenses through additional leasehold and data processing costs, and other infrastructure costs. In order to successfully manage growth, the Company may need to adopt and effectively implement new or revise existing policies, procedures and controls to maintain credit quality, control costs and oversee the Company’s operations. No assurance can be given that the Company will be successful in these efforts.
The Company’s intent to expand its geographic footprint may not be successful in entering into new markets. The Company intends to expand its geographic footprint through acquisitions and organic growth. Entering into new markets involves risks, such as competitive disadvantages through a lack of name recognition, increased marketing costs, and the inability to otherwise grow market share as needed to offset the costs associated with expansion. The failure to successfully expand the Company’s footprint or do so in an effective manner could adversely affect the Company’s results of operations.
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
A portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Loans that were acquired as part of the Company’s acquisitions of other depository institutions were not underwritten or originated in accordance with the Company’s credit standards, including environmental matters, and the Company did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are underwritten at the date of acquisition based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and believes that it has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition, and results of operations.
Future acquisition activity could otherwise negatively affect financial condition and results of operations. The Company continues to evaluate opportunities to acquire financial institutions, financial service companies and/or bank branches. Acquiring other banks, businesses, or branches may have an adverse effect on financial results and may involve various other risks commonly associated with acquisitions, including those discussed above, as well as, among other things:
•payment of a premium over book and market values may dilute the book value and earnings per share in the short and long-term;
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
Acquisitions may reduce or not enhance cash flows, business, financial condition, results of operations or prospects and, as a result, such acquisitions may have an adverse effect on the results of operations, particularly during periods in which the acquisitions are being integrated into operations.

Risks Related to Loan Sales
The Company may be required to repurchase mortgage loans for a breach of representations and warranties, which could harm the Company’s earnings. The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary in the mortgage banking industry. FHLB, Fannie Mae, Freddie Mac and investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of a repurchased mortgage loan could be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. However, if repurchase activity or the amount of loss on the sale of a repurchased loan is greater than anticipated, the reserve may need to be increased to cover actual losses, which could harm earnings.
Risks Related to Laws and Regulations
The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination, supervision and regulation by the FRB. The Bank is subject to regulation, supervision and examination by the OCC, its primary federal regulator, by the FDIC, as insurer of deposits, and by the CFPB with respect to consumer protection laws. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. The laws and regulations that govern the Company’s and the Bank’s operations are designed for the protection of depositors and the public, but not the Company’s stockholders. These provisions, as well as future regulatory or legislative changes applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, generate fee income, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. Such changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition, and results of operations.
As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan to a fixed-rate commercial loan. Under these agreements, the Company enters into a variable rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement, as well as more broadly to hedge variable cash flows associated with its floating rate loans. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. The Dodd-Frank Act contains a comprehensive framework for over-the-counter derivatives transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly or if and when such requirements may apply to the Bank directly. The Commodity Futures Trading Commission set the permanent aggregate gross notional amount threshold for the de minimis exception from the definition of swap dealer at $8.0 billion in swap dealing activity entered into by a person over the preceding 12 months. The Company’s swap dealing activities are currently below this threshold.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering, terrorist financing and other illicit activities, including filing suspicious activity reports and establishing procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in wide variety of sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansionary activities. Although the Company has developed policies and procedures designated to comply with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
The Company is subject to stringent capital requirements, which may adversely impact return on equity, require additional capital raises, or limit the ability to pay dividends or repurchase shares. Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which if complied with, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, require the Company to maintain higher capital resulting in lower returns on equity, and could require the Company to obtain additional capital to comply or result in regulatory actions if the Company is unable to comply with such requirements. See Regulation and Supervision, Bank Holding Company Regulation.
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
The Company is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansionary activities. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Needs to Improve rating under The Community Reinvestment Act may restrict the Company’s operations and limit its ability to pursue certain strategic opportunities. The Bank received a CRA Performance Evaluation from the OCC with a rating of “Needs to Improve” for the evaluation period January 1, 2018 through December 31, 2020. Based on its performance on the individual components of the CRA tests, the Bank received a rating of “Low Satisfactory” for the Lending, Investment, and Service Tests. The Bank’s final overall rating, however, was downgraded to “Needs to Improve” because of a Fair Housing Act violation cited by the OCC. The Bank’s management has taken actions, including adding to its compliance staff, to address the deficiencies and is committed to taking further voluntary corrective actions.
A “Needs to Improve” rating may restrict certain expansionary activities, including certain mergers and acquisitions and the establishment of Bank branches. The rating also results in a loss of expedited processing of applications to undertake certain activities.
The rating will remain in place until the OCC issues a revised CRA rating following a subsequent CRA examination. The next CRA examination is expected to commence sometime in 2024 for the CRA examination period 2021 to 2023. The precise timing of the examination and any results therefrom will not be known until after the completion of the examination.
The Federal Reserve Board may require the Company to commit capital resources to support the Bank. Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Under such a scenario, any borrowing or funds needed to raise capital required to make a capital injection may be more difficult and expensive and could have an adverse effect on the Company’s business, financial condition, and results of operations.
The Company is subject to heightened regulatory requirements as a result of total assets exceeding $10 billion. The Company’s total assets were $13.5 billion at December 31, 2023, thereby making it subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including examination by the CFPB to assess compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.

Additional costs have been and will be incurred to implement processes, procedures, and monitoring of compliance with these requirements, including investing significant management attention.
Furthermore, the level of dividends the Company receives from the Federal Reserve Bank of Philadelphia is reduced due to its asset size. The asset size whereby an institution received reduced dividends was originally established at $10 billion, but has been increased for inflation such that, for 2023, the asset level is $12.12 billion.
Risks Related to Dividend Payments
There is no guaranty that the Company will be able to continue to pay a dividend on its common stock or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board of Directors takes into account various factors including economic conditions, earnings, alternative uses of the Company’s capital, liquidity needs, the financial condition of the Company, applicable state law, tax and regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future or at what rate.
Dividends on the Series A Preferred Stock are discretionary and non-cumulative. Dividends on the Series A Preferred Stock are discretionary and will not be cumulative. If the Board of Directors does not declare a dividend on the Series A Preferred Stock, no dividend will be deemed to have accumulated for such dividend period, and the Company will have no obligation to pay any dividend for that dividend period at any time, whether or not the Board of Directors declares a dividend on the Series A Preferred Stock or any other class or series of the Company’s capital stock for any future dividend period. Any declaration and payment of dividends on the Series A Preferred Stock will depend upon, among other factors, the Company’s earnings and financial condition, liquidity and capital levels and requirements, the general economic and regulatory climate, the ability to service any equity or debt obligations senior to the Series A Preferred Stock, and other factors deemed relevant by the Board of Directors. In addition, under the Federal Reserve’s capital rules, dividends on the Series A Preferred Stock may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments.

Risks Related to Competition
Competition may adversely affect profitability and liquidity. The Company experiences substantial competition in originating loans in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. In addition, rapid technological changes and consumer preferences may result in increased competition for the Company’s services. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Company originates and the interest rates charged on these loans. Competitive factors driven by consumer sentiment or otherwise can also reduce the Company’s ability to generate fee income, such as through overdraft fees.
In attracting deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain, which could increase the cost of funds.
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
The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2023, these relationships included public school districts, local municipal governments, and cooperative health insurance funds, which such deposits accounted for approximately 23% of the Company’s total deposits. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Company’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
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
The Company’s inability to tailor its retail delivery model to respond to consumer preferences may negatively affect earnings. The Company has expanded its market presence through acquisitions and growth. The Company’s branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, the Company has undertaken a comprehensive review of its branch network, resulting in branch consolidation accompanied by the enhancement of the Company’s capabilities to serve its customers through alternate delivery channels. The benefits of this strategy are dependent on the Company’s ability to realize expected expense reductions without experiencing significant customer attrition.
Risks Related to Operational Matters
Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure for the Company. Information technology systems are critical to the Company’s business, which is required to collect, process, transmit and store significant amounts of confidential information regarding the Company’s customers, employees and its own business, operations, plans and business strategies. The Company uses various technology systems to manage customer relationships, deposits and loans, general ledger, securities investments, and other processes. The computer systems, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. The heavy reliance on information technology systems exposes the Company to operational risks, which include the risk of malfeasance by employees or persons outside the Company, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of the Company’s internal control systems and compliance requirements, and business continuation and disaster recovery.
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

The occurrence of any system failures, interruption, or breach of security of the Company’s or its vendors’ systems could cause serious negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or systems of the Company and those of its customers and counterparties, which could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, significant litigation exposure, and harm to the Company’s reputation, all of which could have a material adverse effect on the Company.
The Company’s board of directors relies on management in overseeing cybersecurity risk management. The Company has a standing Information Technology and Security Management Committee, consisting of leaders across multiple domains. The Chief Information Security Officer is the primary management liaison to the committee. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. While select Board members of the Company have experience in multiple disciplines including cybersecurity risk management, the Board relies on the Chief Information Security Officer and management for cybersecurity guidance. If the Company is not able to maintain qualified and experienced directors, it could negatively impact the Company’s security measures, reputation, and growth.
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
Risks Related to Accounting and Internal Controls Matters
The Company may incur impairments to goodwill. At December 31, 2023, the Company had $506.1 million in goodwill, which is evaluated for impairment at least annually. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
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

Risks Related to Environmental and Other Global Matters
Hurricanes and other natural disasters, climate change or increases to flood insurance premiums could adversely affect asset quality and earnings. The Company’s market area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from future storms or hurricanes, which could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.
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
Negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The high-profile bank failures in early 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of financial institutions. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including previously uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
The Company is a community bank and its ability to maintain its reputation is critical to the success of the business. The failure to do so may materially adversely affect the Company’s performance. The Company is a community bank, and its reputation is one of the most valuable components of its business. A key component of the Company’s business strategy is to rely on its reputation for customer service and knowledge of local markets to expand its presence by capturing new business opportunities from existing and prospective customers in the Company’s market area and contiguous areas. Threats to the Company’s reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of the Company’s customers. In addition, third parties with whom the Company has relationships may take actions over which the Company has limited control that could negatively impact perceptions about the Company or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not the information is accurate, could impact the Company’s reputation and business. Negative publicity regarding the Company’s business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect the Company’s business and operating results.
The Company’s funding sources may prove insufficient to replace deposits at maturity and support its future growth. A lack of liquidity could adversely affect the financial condition and results of operations and result in regulatory limits being placed on the Company. The Company maintains sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. The Company also receives funds from loan repayments, investment maturities and income on other interest-earning assets. While the Company emphasizes the generation of low-cost deposits as a source of funding, there is strong competition for such deposits in the Company’s market area. Additionally, deposit balances can decrease if customers identify alternative investments opportunities. Accordingly, as a part of the Company’s liquidity management, the Company may use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As the Company continues to grow, it is likely to become more dependent on these sources, which may include FHLB advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.
The Company’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if the Company is required to rely more heavily on more expensive funding sources to support liquidity and future growth, the Company’s revenues may not increase proportionately to cover increased costs. In this case, operating margins and profitability would be adversely affected. Alternatively, the Company may need to sell a portion of its investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in realizing a loss.
Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, pay expenses, or fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on liquidity, business, financial condition and results of operations.
A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

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
Inflation Reduction Act of 2022. The Inflation Reduction Act implemented a new alternative minimum tax of 15% on corporations with profits in excess of $1 billion, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy and climate initiatives. These provisions were effective beginning January 1, 2023. This legislation has not had a material impact on the Company’s consolidated financial statements.
State and Local Taxation
New Jersey Taxation. The Company files New Jersey income tax returns. For this purpose, taxable income generally means Federal taxable income, excluding some entities not included in the unitary filing and other adjustments (including addition of interest income on state and municipal obligations).
The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey also imposed a temporary surtax of 2.5% which was effective through December 31, 2023. For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group, but excludes companies that qualify as a New Jersey Investment Company (“ICs”) and Real Estate Investment Trusts (“REITs”). The allocation and apportionment of taxable income to New Jersey may affect the overall tax rate.
During 2023, the New Jersey Division of Taxation enacted certain tax reform legislation. Most notably to the Company, for periods ending on and after July 31, 2023, companies meeting the statutory definition of “captive” ICs and REITs are required to be included in the combined filing. This legislation included an exception if at least 50% of the shares, by vote or value, are owned or controlled, directly or indirectly, by a state or federally chartered bank, savings bank, or savings and loan association (financial institution) with assets of $15 billion or less. As of December 31, 2023 the Company qualified for this exception.
New York Taxation. The Company is required to file New York State (“NYS”) and New York City (“NYC”) tax returns. The NYS and NYC returns require consolidation of all entities, including OceanFirst Realty, and taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. For NYS tax purposes, corporations are presently taxed at a rate equal to 7.25% of taxable income, in addition to a temporary Metropolitan Transportation Authority surtax of 30% of the NYS tax rate, which is effective through December 31, 2026, for an overall NYS rate of 9.425%. For NYC tax purposes, the Company is taxed at a rate equal to 8.85%. The allocation and apportionment of taxable income to NYS and NYC may affect the overall tax rate.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Cybersecurity Risk, Management and Strategy
Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Bank’s information services. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident disrupting business operations, compromising sensitive data or both. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.
To prepare and respond to incidents, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes. This includes employee training, innovative technologies, and policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response.
Core activities supporting the Company’s strategy include cybersecurity training, technology optimization, threat intelligence, vulnerability and patch management and the testing of incident response, business continuity and disaster recovery capabilities.
Employees play a significant role in the defense against cybersecurity threats. Every employee is responsible for protecting the Bank and client information. Accordingly, employees complete formal training and acknowledge security policies annually. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities.
Employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.
Like many other companies, the Company relies on third-party vendor solutions to support its operations; many of these vendors have access to sensitive and proprietary information. Third-party vendors continue to be a notable source of operational and informational risk. Accordingly, the Company has implemented a Third-Party Risk Management program, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive company data.
As indicated above, supporting the operations are incident response, business continuity, and disaster recovery programs. These programs identify and assess threats and evaluate risk. Further, these programs support a coordinated response when responding to incidents. Periodic exercises and tests verify these programs’ effectiveness.
Validating solution and program effectiveness in relation to regulatory compliance and industry standards is important. Accordingly, the Company engages third-party consultants and independent auditors to conduct penetration tests, cybersecurity risk assessments, external audits, and program development and enhancement where applicable.
Cybersecurity Governance
Management Committee Oversight

The Company has established an Information Technology and Security Management Committee consisting of department leaders across multiple functional areas including Data Engineering, Enterprise Applications, Strategic Planning, Technology, and Cybersecurity. These functional areas are led by qualified financial service technology professionals, with extensive certifications and advanced degrees in cybersecurity. Cybersecurity knowledge is expanded across all areas of Information Technology and is foundational in the approach from planning to execution. The committee focuses on strategic and tactical delivery, policy oversight, and the assessment and management of material risks from cybersecurity threats. Policies are also shared with the management Risk Committee to provide a second line review in alignment with Enterprise Risk functions. All Information Security activity is led by the Chief Information Security Officer, which includes developing and implementing the information security program and reporting on cybersecurity matters to the Board. The Chief Information Security Officer has several years of experience leading cybersecurity operations in financial services, supported by a team with various security, technical, risk, audit and leadership certifications. Management provides cybersecurity statistics and details to the board monthly.
Board Committee Oversight
The Company’s Risk and IT Board Committees provide oversight of the cyber program. Each committee consists of Board members, chaired by an independent director. Committee members have extensive expertise in various disciplines, including risk management, communications, information technology, litigation, banking and transactional matters, regulatory compliance, and cybersecurity. Board Committees receive regular reports informing on the effectiveness of the overall cybersecurity program and the detection, response, and recovery from significant cyber incidents. Cybersecurity metrics are reported quarterly to both committees and Key Risk Indicators are reported to the Risk Committee.

Item 2.	Properties
At December 31, 2023, the Bank primarily conducted its business through its headquarters located in Toms River, New Jersey, and its administrative office located in Red Bank, New Jersey. The Bank also conducts its business at 39 branch offices and various deposit production facilities located throughout central and southern New Jersey and the greater metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the NASDAQ Global Select Market under the symbol OCFC. As of February 20, 2024, there were 2,611 common stockholders of record.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the NASDAQ Composite Index and the KBW Regional Banking Index for the period from December 31, 2018 through December 31, 2023. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
OceanFirst Financial Corp.	$100.00	$116.70	$88.57	$109.05	$108.12	$92.74
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17
For the year ended December 31, 2023 and 2022, the Company paid an annual cash dividend of $0.80 and $0.74 per share, respectively.
On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023. At December 31, 2023, there were 2,934,438 shares available for repurchase.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
OceanFirst Financial Corp. (the “Company”) has been the holding company for OceanFirst Bank N.A. (the “Bank”) since the Company’s initial public offering.
The Company conducts business primarily through its ownership of the Bank, which, at December 31, 2023, primarily operated out of its headquarters located in Toms River, New Jersey and its administrative office located in Red Bank, New Jersey. The Bank also conducts its business at 39 branch offices and various deposit production facilities located throughout central and southern New Jersey and the greater metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Baltimore, and Boston.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Strategy
The Company operates as a full-service regional community bank delivering comprehensive financial products and services, which includes commercial and consumer financing, deposit services, and wealth management products and services, throughout New Jersey and the major metropolitan markets of Philadelphia, New York, Baltimore, and Boston. The Company competes with larger, out-of-market financial service providers through its local and digital focus and the delivery of superior service. The Company also competes with smaller in-market financial service providers by offering a broad array of products and services as well as the ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate, and operational risks. To accomplish these objectives, the Company has sought to: (1) grow the commercial banking business, with a particular focus on strengthening commercial and industrial banking; (2) expand the residential lending business, focusing on the secondary market and saleable loan business; (3) diversify and strengthen its deposit base through product offerings appealing to a broadened customer base; and (4) improve operating efficiency through the ongoing investment in information technology.
The Company focuses on prudent growth to create value for stockholders, which may include opportunistic acquisitions. The Company will also continue to build additional operational infrastructure and invest in key personnel in response to growth and changing business conditions.
Although the Company’s overall long-term strategy has not changed, the Company took several precautionary measures in response to the bank failures of early 2023 and the related industry-wide concerns around liquidity, funding, and the rapidly increasing interest rate environment. These measures included building liquidity, deposits, and contingent funding sources; strengthening and monitoring credit quality; re-evaluating the securities portfolio; and building and preserving capital. The Company has continued to maintain and strengthen its liquidity and capital position, while servicing its customers and communities. Refer to ‘Liquidity and Capital Resources’ for further discussion.
Commercial Banking
The Company continues to distinguish itself from the mega-bank competition with access to responsive, local decision-makers and from the smaller bank competition that are unable to deliver the same depth of products, services, and technology. The Company supports commercial business clients of varying sizes and complexity through the extension of credit and cash management services through its advisory relationship management model. The Company has had success in developing new client relationships in the Company’s focused expansion markets, which include Philadelphia, New York, Boston, and Baltimore. Expanding the Company’s geographies provides a hedge on risks or issues that may arise if the Company was fully concentrated in a single market.

While these growth markets are important to the Company’s strategy, the Company has continued efforts to keep the community bank feel for customers, employees, and stakeholders, which has been a focal point for longstanding stable funding, brand reputation, and community development efforts in the Company’s legacy markets.
The Company’s early expansion efforts were dependent on commercial real estate (“CRE”) lending, however, its path forward as a regional bank includes a transition away from CRE dependence and a focus on future growth predominately around the C&I portfolio. The Company has made a significant effort to recruit new relationship managers that specialize in clients doing business in deposit rich industries. The Company anticipates that the acquisition of these customers will help to drive quality funding with expanded yields. Additionally, the Company continues to improve its treasury management function by enhancing capabilities through expanded product offerings and thoughtfully evaluating opportunities to further bolster talent and technology to better serve the Company’s customers.
At December 31, 2023, commercial loans (which includes multi-family and commercial real estate loans, commercial construction loans, and commercial and industrial loans) represented 68.3% of the Company’s total loans, as compared to 68.2% at December 31, 2021, while commercial and industrial loans represented 6.5% of total loans as compared to 5.2% at December 31, 2021.
Due to industry and market events during 2023, the Company methodically slowed loan growth in an effort to maintain strong liquidity and grow capital levels. Commercial loan products entail a higher degree of credit risk than residential real estate lending activity. As a result, management continues to employ a well-defined credit policy focusing on quality underwriting and close oversight and Board monitoring. See Risk Factors – Risks Related to Lending Activities – The Company’s emphasis on commercial lending may expose the Company to increased lending risks.
Investments in Residential Lending
The Company began its expansion of the residential lending business into new and adjacent geographies, which included the recruitment of leadership roles and sales personnel in expanded geographies and a focus on secondary marketing and saleable loans. While the economic environment in 2023, with markedly higher rates, was a headwind, the Company remains committed to this segment and have deepened its focus on the longstanding commitment to its communities with enhanced products and pricing in the NeighborFirst and special credit programs and the recruitment of Community Reinvestment Act (“CRA”) residential loan officers for the Company’s footprint. The Company has a long history as a residential lender and continues to expand this portfolio with a continued focus on customer relationships. At December 31, 2023, residential loans represented 29.3% of the Company’s total loans at December 31, 2023 as compared to 28.8% at December 31, 2021.
Diversify and Strengthen Deposit Base
The Company continues to focus on deposit growth through a series of initiatives intended to both grow deposits and diversify sources of liquidity. The Company seeks to increase deposits in its primary market area by improving market penetration. The Company has benefited from and remains focused on efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail products and services. Ongoing product development and design to deepen market penetration will allow the Company to rely on competencies in commercial lending and the retail branch network to drive growth and diversification of deposits. The Company continues to invest in the overall customer experience with the Company’s customer satisfaction performance and digital capabilities on par with national banks and fintech companies.
Operating Efficiency
The Company relies on technology and the resources that support its operations to provide a broad suite of financial services and experience to its customers and employees, to differentiate the Company in its diverse markets, and to drive operational efficiencies that yield performance with strong customer services. The Company’s investment in technology lays a foundation for future growth, scale, and operational efficiency. Focus areas include digital-direct customer engagement, efficient customer servicing, support safe banking operations and strategic technology change, and competitively delivering new lending and customer self-service capabilities in the post-pandemic influenced environment.
Capital Management
The Company actively manages its capital position to ensure adequate coverage and improve return on stockholders’ equity. The Company conducts capital stress testing, which includes evaluating the effects of various scenarios on capital, as one means of evaluating capital adequacy. The results of stress testing are considered in the capital planning process and strategy development. The Company also analyzes the need to raise additional capital in the future, through issuance of debt or equity, to meet its commitments and business needs. Over the past five years, the Company has implemented or announced two stock repurchase programs. On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. For the year ended December 31, 2023, the Company did not repurchase any shares of its common stock under this repurchase program to strategically build capital. At December 31, 2023, the Company remains authorized to repurchase 2,934,438 shares and will prudently evaluate repurchase opportunities while maintaining existing capital levels.
Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2023	2022	2021
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$13,538,253	$13,103,896	$11,739,616
Debt securities available-for-sale, at estimated fair value	753,892	457,648	568,255
Debt securities held-to-maturity, net of allowance for securities credit losses	1,159,735	1,221,138	1,139,193
Equity investments	100,163	102,037	101,155
Restricted equity investments, at cost	93,766	109,278	53,195
Loans receivable, net of allowance for loan credit losses	10,136,721	9,868,718	8,583,352
Deposits	10,434,949	9,675,206	9,732,816
Federal Home Loan Bank ("FHLB") advances	848,636	1,211,166	—
Securities sold under agreements to repurchase and other borrowings	269,604	264,500	347,910
Total stockholders’ equity	1,661,945	1,585,464	1,516,553

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$607,974	$431,175	$342,092
Interest expense	238,243	53,698	36,754
Net interest income	369,731	377,477	305,338
Provision for credit losses (benefit)	17,678	7,768	(11,832)
Net interest income after provision for credit losses (benefit)	352,053	369,709	317,170
Other income (excluding activity related to debt and equity investments)	38,053	49,409	44,786
Net gain on equity investments	876	9,685	7,145
Net loss on sale of investments	(5,305)	—	—
Operating expenses (excluding Federal Deposit Insurance Corporation (“FDIC”) special assessment, merger related and net branch consolidation expense)	247,157	231,433	213,020
FDIC special assessment	1,663	—	—
Branch consolidation expense, net	70	713	12,337
Merger related expenses	22	2,735	1,503
Income before provision for income taxes	136,765	193,922	142,241
Provision for income taxes	32,700	46,565	32,165
Net income	$104,065	$147,357	$110,076
Net income attributable to non-controlling interest	36	754	—
Net income attributable to OceanFirst Financial Corp.	$104,029	$146,603	$110,076
Net income available to common stockholders	$100,013	$142,587	$106,060
Basic earnings per share	$1.70	$2.43	$1.79
Diluted earnings per share	$1.70	$2.42	$1.78

(continued)

	At or for the Year Ended December 31,
	2023	2022	2021
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)(3)	0.74%	1.15%	0.91%
Return on average stockholders’ equity (2)(3)	6.13	9.24	7.02
Stockholders’ equity to total assets	12.28	12.10	12.92
Net interest rate spread (4)	2.51	3.20	2.80
Net interest margin (5)	3.02	3.37	2.93
Operating expenses to average assets (2)	1.85	1.90	1.94
Efficiency ratio (2)(6)	61.71	53.80	63.50
Loans-to-deposits ratio (7)	97.70	102.50	88.60
Asset Quality Ratios (8):
Non-performing loans as a percent of total loans receivable (7)(9)	0.29	0.23	0.30
Non-performing assets as a percent of total assets (9)	0.22	0.18	0.22
Allowance for loan credit losses as a percent of total loans receivable (7)(10)	0.66	0.57	0.57
Allowance for loan credit losses as a percent of total non-performing loans (9)(10)	227.21	244.25	191.61
Wealth Management (dollars in thousands):
Wealth assets under administration and management (“AUA/M”)	$335,769	$324,066	$287,404
Nest Egg AUA/M	401,420	403,538	428,558
Per Share Data:
Cash dividends per common share	$0.80	$0.74	$0.68
Dividend payout ratio per common share	47.06%	30.58%	38.20%
Stockholders’ equity per common share at end of period	$27.96	$26.81	$25.63
Number of full-service customer facilities:	39	38	47

(1)With the exception of end of year ratios, all ratios are based on average daily balances.
(2)Performance ratios for 2023 included a net expense related to merger related expenses, net branch consolidation expense, FDIC special assessment, net loss on sale of investments and net gain on equity investments of $6.2 million, or $4.7 million, net of tax benefit. Performance ratios for 2022 included a net benefit related to merger related expenses, net branch consolidation expense, and gain on equity investments of $6.2 million, or $4.6 million, net of tax expense. Performance ratios for 2021 included a net expense related to merger related expenses, net branch consolidation expenses, and a net gain on equity investments of $6.7 million, or $5.1 million, net of tax benefit.
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
(8)At December 31, 2023, non-performing loans included the remaining exposure of $8.8 million on a single commercial real estate relationship that was partially charged-off during the year ended December 31, 2023.
(9)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(10)The loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $7.5 million, $11.4 million, and $18.9 million at December 31, 2023, 2022, and 2021, respectively.

Summary
Highlights of the Company’s financial results for the year ended December 31, 2023 as compared to December 31, 2022 were as follows:
Total assets increased by $434.4 million to $13.54 billion, from $13.10 billion primarily due to purchases of available-for-sale debt securities and loan growth. Available for sale debt securities increased by $296.2 million to $753.9 million, from $457.6 million, primarily due to purchases of variable-rate mortgage-backed securities. Total loans increased by $276.5 million to $10.19 billion, from $9.92 billion, due to loan originations and growth.
Total liabilities increased by $357.9 million to $11.88 billion, from $11.52 billion. Total deposits increased by $759.7 million to $10.43 billion from $9.68 billion, partially offset by a decrease in FHLB advances of $362.5 million to $848.6 million from $1.21 billion, respectively, due to mix shift in funding sources from FHLB advances to deposits.
Net income available to common stockholders was $100.0 million, or $1.70 per diluted share, as compared to $142.6 million, or $2.42 per diluted share. Net income available to common stockholders for the year ended December 31, 2023 included net loss on sale of investments of $5.3 million, a special assessment charge of $1.7 million related to the FDIC’s final rule to recover the loss on the Deposit Insurance Fund (“DIF”), net branch consolidation expenses of $70,000, merger related expenses of $22,000, and net gain on equity investments of $876,000. These items decreased net income in the current year by $4.7 million, net of tax, and diluted earnings per share by $0.08.
Net income available to common stockholders for the year ended December 31, 2022 included net gain on equity investments of $9.7 million, merger related expenses of $2.7 million, and net branch consolidation expenses of $713,000. These items increased net income in the prior year by $4.6 million, net of tax, and diluted earnings per share by $0.08.
The Company's estimated common equity tier 1 capital ratio increased to 10.86%. Additionally, the Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.28% at December 31, 2023.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the years ended December 31, 2023, 2022, and 2021, interest income included net loan fees of $2.9 million, $3.0 million, and $2.5 million, respectively.
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2023, 2022 and 2021. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Year Ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$327,539	$17,084	5.22%	$72,913	$1,106	1.52%	$969,982	$1,258	0.13%
Securities (1)	1,905,413	69,025	3.62	1,792,598	39,683	2.21	1,517,649	25,597	1.69
Loans receivable, net (2)
Commercial	6,903,731	400,459	5.80	6,386,755	287,044	4.49	5,362,265	221,144	4.12
Residential real estate	2,911,246	105,796	3.63	2,724,398	91,432	3.36	2,309,790	79,696	3.45
Home equity loans and line and other consumer (“other consumer”)	255,359	15,610	6.11	256,912	11,910	4.64	298,193	14,397	4.83
Allowance for loan credit losses, net of deferred loan costs and fees	(53,477)	—	—	(44,446)	—	—	(48,637)	—	—
Loans receivable, net	10,016,859	521,865	5.21	9,323,619	390,386	4.19	7,921,611	315,237	3.98
Total interest-earning assets	12,249,811	607,974	4.96	11,189,130	431,175	3.85	10,409,242	342,092	3.29
Non-interest-earning assets	1,237,218			1,200,725			1,260,079
Total assets	$13,487,029			$12,389,855			$11,669,321
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,795,502	52,898	1.39%	$4,063,716	11,344	0.28%	$3,878,465	13,400	0.35%
Money market	794,387	18,656	2.35	764,837	2,234	0.29	769,157	1,105	0.14
Savings	1,364,333	9,227	0.68	1,597,648	758	0.05	1,581,472	631	0.04
Time deposits	2,440,829	91,237	3.74	1,167,499	16,685	1.43	985,328	10,074	1.02
Total	8,395,051	172,018	2.05	7,593,700	31,021	0.41	7,214,422	25,210	0.35
FHLB advances	944,219	46,000	4.87	389,750	10,365	2.66	—	—	—
Securities sold under agreements to repurchase with customers	75,140	931	1.24	101,377	159	0.16	134,939	253	0.19
Other borrowings (3)	307,368	19,294	6.28	203,117	12,153	5.98	228,600	11,291	4.94
Total borrowings	1,326,727	66,225	4.99	694,244	22,677	3.27	363,539	11,544	3.18
Total interest-bearing liabilities	9,721,778	238,243	2.45	8,287,944	53,698	0.65	7,577,961	36,754	0.49
Non-interest-bearing deposits	1,869,735			2,319,657			2,429,547
Non-interest-bearing liabilities (3)	262,883			239,861			151,950
Total liabilities	11,854,396			10,847,462			10,159,458
Stockholders’ equity	1,632,633			1,542,393			1,509,863
Total liabilities and equity	$13,487,029			$12,389,855			$11,669,321
Net interest income		$369,731			$377,477			$305,338
Net interest rate spread (4)			2.51%			3.20%			2.80%
Net interest margin (5)			3.02%			3.37%			2.93%
Total cost of deposits (including non-interest-bearing deposits)			1.68%			0.31%			0.26%
Ratio of interest-earning assets to interest-bearing liabilities	126.00%			135.00%			137.36%

(1)Amounts represent debt and equity securities, including FHLB and Federal Reserve Bank (“FRB”) stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.
(3)For 2023, the average balances of derivative cash collateral have been reclassified from non-interest bearing liabilities to other borrowings.
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

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Compared to			Compared to
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$9,408	$6,570	$15,978	$(2,159)	$2,007	$(152)
Securities (1)	2,640	26,702	29,342	5,220	8,866	14,086
Loans receivable, net (2)
Commercial	24,706	88,709	113,415	44,828	21,072	65,900
Residential real estate	6,506	7,858	14,364	13,877	(2,141)	11,736
Other consumer	(72)	3,772	3,700	(1,937)	(550)	(2,487)
Loans receivable, net (2)	31,140	100,339	131,479	56,768	18,381	75,149
Total interest-earning assets	43,188	133,611	176,799	59,829	29,254	89,083
Interest-bearing liabilities:
Interest-bearing checking	(797)	42,351	41,554	650	(2,706)	(2,056)
Money market	90	16,332	16,422	(6)	1,135	1,129
Savings	(127)	8,596	8,469	5	122	127
Time deposits	30,045	44,507	74,552	2,083	4,528	6,611
Total	29,211	111,786	140,997	2,732	3,079	5,811
FHLB advances	22,486	13,149	35,635	5,183	5,182	10,365
Securities sold under agreements to repurchase with customers	(51)	823	772	(57)	(37)	(94)
Other borrowings	6,517	624	7,141	(1,348)	2,210	862
Total borrowings	28,952	14,596	43,548	3,778	7,355	11,133
Total interest-bearing liabilities	58,163	126,382	184,545	6,510	10,434	16,944
Net change in net interest income	$(14,975)	$7,229	$(7,746)	$53,319	$18,820	$72,139
(1)Amounts represent debt and equity securities, including FHLB and FRB stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.
Comparison of Financial Condition at December 31, 2023 and December 31, 2022
Total assets increased by $434.4 million to $13.54 billion, from $13.10 billion, primarily due to purchases of available-for-sale debt securities and loan growth. Available-for-sale debt securities increased by $296.2 million to $753.9 million, from $457.6 million, primarily due to purchases of variable-rate mortgage-backed securities in the fourth quarter of 2023. Total loans increased by $276.5 million to $10.19 billion, from $9.92 billion, due to loan originations and growth.

Other assets decreased by $41.4 million to $179.7 million, from $221.1 million, primarily due to a decrease in the market values associated with customer interest rate swap programs.
Total liabilities increased by $357.9 million to $11.88 billion, from $11.52 billion. Deposits increased by $759.7 million to $10.43 billion, from $9.68 billion. Time deposits increased by $903.4 million to $2.45 billion, from $1.54 billion, or 23.4% and 15.9% of total deposits, respectively. Retail time deposits increased $1.13 billion, while brokered time deposits decreased $242.0 million. The loans-to-deposit ratio was 97.7%, as compared to 102.5%. FHLB advances decreased by $362.5 million to $848.6 million, from $1.21 billion due to mix shift in funding sources from FHLB advances to deposits.
Other liabilities decreased by $45.4 million to $300.7 million, from $346.2 million, primarily due to a decrease in the market values associated with customer interest rate swaps and related collateral received from counterparties.
Total stockholders’ equity increased to $1.66 billion, as compared to $1.59 billion, primarily reflecting net income, net of dividends, for the year ended December 31, 2023. Additionally, accumulated other comprehensive loss decreased by $15.1 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax.
For the year ended December 31, 2023, the Company did not repurchase shares under its stock repurchase program. There were 2,934,438 shares available for repurchase at December 31, 2023 under the existing repurchase program. Stockholders’ equity per common share increased to $27.96, as compared to $26.81.
Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022
General
Net income available to common stockholders decreased to $100.0 million, or $1.70 per diluted share, as compared to $142.6 million, or $2.42 per diluted share. Net income available to common stockholders for the year ended December 31, 2023 included net gain on equity investments of $876,000, net loss on sale of investments of $5.3 million, a special FDIC assessment of $1.7 million, net branch consolidation expenses of $70,000, and merger related expenses of $22,000. These items decreased net income in the current year by $4.7 million, net of tax. Net income for the year ended December 31, 2022 included a net gain on equity investments of $9.7 million, merger related expenses of $2.7 million, and net branch consolidation expenses of $713,000. These items increased net income for the prior year by $4.6 million, net of tax.
Interest Income
Interest income increased to $608.0 million, from $431.2 million. The yield on average interest-earning assets increased to 4.96%, from 3.85%, due to the impact of rising rates. Average interest-earning assets increased by $1.06 billion, primarily driven by increases in total loans of $693.2 million and interest-earning deposits and short-term investments of $254.6 million.
Interest Expense
Interest expense increased to $238.2 million, from $53.7 million, reflecting rising rates on costs and deposit mix shift to higher cost time deposits. The cost of average interest-bearing liabilities increased to 2.45%, from 0.65%, primarily due to higher cost of deposits and FHLB advances. The total cost of deposits (including non-interest bearing deposits) increased to 1.68%, from 0.31%.
Net Interest Income and Margin
Net interest income decreased to $369.7 million, from $377.5 million, reflecting the net impact of the higher interest rate environment. Net interest margin decreased to 3.02%, from 3.37%. Net interest margin decreased primarily due to a mix-shift to and repricing of higher cost deposits that outpaced the increase in yields on interest-earning assets.
Provision for Credit Losses
During 2023, a single commercial relationship had a $8.4 million partial charge-off, which resulted in a remaining exposure of $8.8 million. Provision for credit losses was $17.7 million, as compared to $7.8 million. The provision for credit losses for the year ended December 31, 2023 included the net impact of the charge-off noted above, and to a lesser extent, the net effect of credit rating migrations.
Net loan charge-offs were $8.4 million for the current year, as compared to net loan recoveries of $340,000 in the prior year. The increase in net loan charge-offs was due to the single commercial relationship charge-off noted above. Non-performing loans totaled $29.5 million, as compared to $23.3 million. The increase in non-performing loans was primarily due to the remaining exposure of the charge-off noted above, partly offset by loans that were paid off or returned to accrual status.

Non-interest Income
Other income decreased to $33.6 million, from $59.1 million. Other income for the year ended December 31, 2023 was adversely impacted by net losses on equity investments of $4.4 million, which included $5.3 million of losses related to the sale of investments in the first quarter of 2023. Other income for the year ended December 31, 2022 was favorably impacted by net gains on equity investments of $9.7 million in the prior year, which included an unrealized gain on the Auxilior Capital Partners, Inc. (“Auxilior”) investment. The remaining decrease of $11.4 million for the year ended December 31, 2023, as compared to the prior year, was driven by decreases in commercial loan swap income of $6.3 million on lower volume, fees and service charges of $1.5 million primarily due to lower title activity, and bank owned life insurance of $1.3 million related to non-recurring death benefits recognized in the prior year. Additionally, bankcard services revenue decreased $3.3 million due to the Durbin Amendment, which became effective for the Company on July 1, 2022.
Non-interest Expense
Operating expenses increased to $248.9 million, from $234.9 million. Operating expenses for the year ended December 31, 2023 and 2022 included $92,000 and $3.4 million, respectively, of merger related and net branch consolidation expenses. Operating expenses for the year ended December 31, 2023 also included an FDIC special assessment of $1.7 million. The remaining increase of $15.7 million for the year ended December 31, 2023, as compared to the prior year, was due to increases in professional fees of $5.3 million and compensation and benefits of $3.9 million related to the Company’s performance improvement initiatives and strategic investments, as well as related severance and other program costs. Additionally, there were increases in federal deposit insurance and regulatory assessments of $2.1 million, primarily due to new assessment rates that went into effect on January 1, 2023, and data processing expense of $1.7 million, partly driven by one-time recoveries recorded in the prior year. Marketing expense also increased $1.3 million due to the Company’s enhanced digital strategy efforts, and other operating expenses included higher expenses of $1.1 million primarily related to real estate charges on assets sold during the period from assets held for sale.
Income Tax Expense
The provision for income taxes was $32.7 million, as compared to $46.6 million, primarily reflecting the decrease in income before provision for income taxes. The effective tax rate was 23.9%, as compared to 24.0%.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021
Refer to the Company’s 2022 Form 10-K on pages 47-48.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a quarterly basis. As of December 31, 2023, the Bank and Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.

The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB, FRB Discount Window, and Bank Term Funding Program (“BTFP”), and periodically tests each of its lines of credit. As of December 31, 2023, total on-balance sheet liquidity and funding capacity was $3.7 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the Federal Deposit Insurance Corporation insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At December 31, 2023, the Bank reported in its Call Report $5.32 billion of total uninsured deposits. This total included $2.31 billion of collateralized government deposits and $1.42 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.60 billion, or 15.2% of total deposits. On balance-sheet liquidity and funding capacity represented 230% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from sale of investments, and the issuance of debt, preferred and common stock. For the year ended December 31, 2023, the Parent Company received dividend payments of $97.0 million from the Bank. At December 31, 2023, the Parent Company held $79.4 million in cash and cash equivalents.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including various lines of credit at multiple financial institutions, access to the FRB discount window, and the BTFP.
As of December 31, 2023, the Company pledged $7.26 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.15 billion of securities with the FHLB and FRB to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $848.6 million of term advances from the FHLB as of December 31, 2023, as compared to $1.21 billion at December 31, 2022, reflecting a shift in funding mix to deposits. As of December 31, 2023, the Company had no overnight borrowings from the FHLB and no outstanding borrowings from the FRB discount window or the BTFP.
The Company’s cash needs for the year ended December 31, 2023 were primarily satisfied by the increase in deposits. The cash was invested in debt securities, and utilized for the reduction of FHLB advances and loan originations. The Company’s cash needs for the year ended December 31, 2022 were primarily satisfied by the net proceeds from FHLB advances, principal repayments on debt securities and loans, and proceeds from maturities and calls of debt maturities. The cash was principally utilized for loan originations, purchases of residential loan pools, purchases of debt securities, dividend payments, and redemption of subordinate debt.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and funding of loans. At December 31, 2023, outstanding commitments to originate loans totaled $183.0 million and outstanding undrawn lines of credit totaled $1.45 billion, of which $1.10 billion were commitments to commercial and commercial construction borrowers and $349.4 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. These commitments are further discussed in Note 13 Commitments, Contingencies and Concentrations of Credit Risk, to the Consolidated Financial Statements.

At December 31, 2023, the Company also had various contractual obligations, which included debt obligations of $1.12 billion, including finance lease obligations of $1.7 million and an additional $20.0 million in operating lease obligations included in other liabilities, and purchase obligations of $82.8 million. Refer to Note 9 Borrowed Funds and Note 17 Leases to the Consolidated Financial Statements for further discussion of debt obligations and lease obligations, respectively. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users, and other factors. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.30 billion at December 31, 2023. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or after December 31, 2023. The Company believes, however, based on past experience that a significant portion of such deposits will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2023, the Company did not repurchase any shares of its common stock. At December 31, 2023, there were 2,934,438 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the year ended December 31, 2023 were $47.3 million, as compared to $43.5 million for the prior year. Cash dividends on preferred stock declared and paid during the years ended December 31, 2023 and 2022 were $4.0 million for both periods.
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
Additionally, management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of December 31, 2023, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See Regulation and Supervision—Bank Regulation – Capital Requirements.
At December 31, 2023 and 2022, the Company maintained stockholders’ equity to total assets ratio of 12.28% and 12.10%, respectively.
Critical Accounting Policies and Estimates
Note 1 Summary of Significant Accounting Policies to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2023 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
The Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). Allowance for credit losses in accordance with ASU 2016-13 was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2023.
Goodwill in accordance with ASC 350, Intangibles - Goodwill and Other was a critical accounting estimate in the preparation of the consolidated financial statements as of and for the period ended December 31, 2023.
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
Macro-economic forecasts used in the quantitative analysis are provided by a leader in global forecasting. The Company uses the base case macro-economic forecast to reflect the consensus view of future economic conditions. Electing scenarios that are stronger or weaker than the base case would reduce or increase, respectively, the ACL measurement. The Company measures the accuracy of the macro-economic forecasts quarterly to identify any material deviations that would be considered for a qualitative adjustment. The Company assumes a reasonable and supportable forecast period of eight quarters and a reversion period of four quarters based on the analysis of historical U.S. business cycles.
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
Management considers subjective, objective, and unique qualitative factors at each estimation date. Subjective factors incorporate external factors, personnel, and controls, as well as portfolio composition and performances. Subjective factors also include: local competition; portfolio nature, volume and concentration; credit trends; lending policy, procedure and loan review; lending management and staff; regulatory changes and forecast uncertainty. Objective factors address gaps in the quantitative model, such as the limited loss history and the inherent risk of Special Mention commercial real estate loans. Unique factors will capture one-time events, such as environmental threats and model updates that are expected to impact performance over the forecast period. Unique factors are identified, assessed, and documented in the quarter they are applied. The Company incorporated unique factors in 2023 to address macro-economic uncertainty and alternative economic forecast projections.

Although management believes that it uses the best information available to establish the ACL in conformity with generally accepted accounting principles (“GAAP”), future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. For example, at December 31, 2023, if the Company had elected a scenario using more favorable credit trends in the qualitative input in its commercial portfolio, the ACL measurement would have been approximately $1.0 million lower. Alternatively, if the Company had elected a more adverse scenario for its macro-economic forecasts, the ACL measurement would have been approximately $4.2 million higher. These sensitivity scenarios do not represent a change in the Company’s expectations of credit performance or the economic environment but provide hypothetical results to assess the sensitivity of the ACL to changes in key inputs.
Given the level of uncertainty and the material impact on the ACL measurement, all assumptions are reviewed and updated as necessary at each estimation date. Other than discussed above, there were no changes in the estimation methodology for these assumptions in 2023.
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

Testing of goodwill impairment comprises a two-step process. First, the Company performs a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and the overall financial performance of the Company, among other factors. If the Company determines that it is more likely than not that the fair value of the Company is less than its carrying amounts, then it proceeds to the quantitative impairment test, whereby it calculates the fair value of the Company. In its performance of impairment testing, management has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the Company exceeds its fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the Company that is greater than the carrying amount, then no impairment charge is recorded.

As of the annual impairment testing date of August 31, 2023, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty and market volatility impacting the banking sector. To perform the quantitative assessment, the Company engaged a third-party service provider to assist management with the determination of the fair value of the Company. A combination of an income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method, was employed. Management then assigned weightings to the two approaches to conclude on the estimated fair value. The weightings took into consideration recent market volatility and the suppressed stock prices of the Company and the banking industry.

The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included loan and deposit growth, funding mix, income on securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

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

Management continued to carefully assess and evaluate all available information for potential triggering events after the August 31 annual testing date and through December 31, 2023. Management concluded no triggering events were identified subsequent to the August 31, 2023 annual test date.

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
In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for troubled debt restructuring (“TDRs”) by creditors, while enhancing disclosure requirements for loan refinancings and restructurings when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this guidance prospectively on January 1, 2023, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.
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
Transition from LIBOR
As of December 31, 2021, the Company ceased issuing LIBOR-based products and transitioned to Alternative Rates. For the tenors of U.S. dollar LIBOR utilized by the Company, the administrator of LIBOR extended publication until June 30, 2023, which was the cessation date.
The Company has transitioned all of its previously existing LIBOR-based products. For products which were not expected to mature or settle prior to the cessation date, the Company reviewed and updated contract language as necessary to automatically convert to an Alternative Rate at their next rate reset date with no action required.

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
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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
The principal objectives of the IRR management function are to: evaluate the IRR inherent in the Company’s business; determine the level of risk appropriate given the Company’s business focus, operating and interest rate environment, capital and liquidity requirements, and performance objectives; and manage the risk consistent with Board approved guidelines. The Company’s Board maintains an Asset Liability Committee (“ALCO”) consisting of members of management, responsible for reviewing asset liability policies and the IRR position. ALCO meets regularly and reports the Company’s IRR position and trends to the Board on a regular basis.
The Company utilizes a number of strategies to manage IRR including, but not limited to: (1) managing the origination, purchase, sale, and retention of various types of loans with differing IRR profiles; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing stable relationship-based deposits and longer-term deposits; (3) selectively purchasing interest rate swaps and caps converting the rates for customer loans to manage individual loans and the Bank’s overall IRR profile; (4) managing the investment portfolio IRR profile; (5) managing the maturities and rate structures of borrowings and time deposits; and (6) purchasing interest rate swaps to manage overall balance sheet interest rate risk.
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
During 2023, the Company refined certain fair value assumptions related to the loan portfolio, including prepayment rates. This resulted in a modest increase to EVE and a decrease to its sensitivity, and had a marginal impact to the net interest income scenarios.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(12.8)%	(2.2)%	(14.3)%	1.6%
200	(9.1)	(1.3)	(8.5)	1.2
100	(5.2)	(0.4)	(4.3)	0.6
Static	—	—	—	—
(100)	7.0	(0.5)	2.5	(1.6)
(200)	8.8	(1.9)	1.2	(5.4)
(300)	6.8	(4.2)	(3.6)	(10.4)
The net interest income sensitivity results indicate that at December 31, 2023, the Company was modestly asset sensitive to falling rates and modestly liability sensitive to rising rates compared to being modestly asset sensitive at December 31, 2022. The change in sensitivity between these periods was impacted by a deployment of cash into floating rate loans as well as higher-yielding securities with interest rate caps, offset by the deposit mix shift into short-term time deposits and higher-yield savings deposits.
Overall, the measure of EVE at risk increased in all rate scenarios from December 31, 2022 to December 31, 2023. This increase was the result of rising market rates resulting in lower market values in the loan and investment portfolios, along with the impact of an increase in deposit costs and a shift from lower cost, long-term non-maturity deposits to short-term higher cost time deposits and higher-yield savings deposits.
Certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans or any steps it may take to respond to changes in rates. Fourth, prepayment, rate sensitivity, and average life assumptions can have a significant impact on the IRR model results. Lastly, the model utilizes data derived from historical performance. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the unique nature of the post-pandemic interest rate environment and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income can be expected to significantly differ from actual results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of OceanFirst Financial Corp.:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

Goodwill - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company performs an annual goodwill impairment test over the Company’s single reporting unit, as of August 31st or whenever certain triggering events occur or if changes in circumstances indicate potential impairment. An impairment charge is recognized when and to the extent the Company’s carrying amount is determined to exceed its fair value. The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount as of the measurement date, which resulted in no impairment. The Company did not identify any triggering events between the annual assessment date and December 31, 2023.
The Company estimated the fair value of its single reporting unit using a combination of an income approach and a market approach.
The income approach utilized a discounted cash flow (“DCF”) analysis. A DCF analysis requires significant judgment to model financial forecasts, which includes loan and deposit growth, funding mix, income on securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate and then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.
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
Auditing the fair value of the Company involves a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management's judgments in determining whether the financial forecasts, selection of terminal value growth rates and the weighted-average cost of capital used to determine the discount rates were appropriate. We also needed to evaluate whether management's judgement in selection of comparable companies within the market approach is appropriate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgements made by management included the following, among others:

•We evaluated the reasonableness of the Company’s valuation methodologies as well as the weightings assigned to each analysis.
•We tested the design and operating effectiveness of controls over goodwill, including financial forecasts, the selection of the terminal value growth rate, cost of equity used to determine the discount rate, and selection of control premium.
•We evaluated the reasonableness of the Company’s financial forecasts, including forecasted revenue growth rates, by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases and analyst reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rate, terminal value growth rate, and control premium used by the Company, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing to those selected by management.
/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 23, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of OceanFirst Financial Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OceanFirst Financial Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of OceanFirst Financial Corp. and subsidiaries (the Company) for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company’s auditor from 1989 to 2022.
Short Hills, New Jersey
February 25, 2022

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$153,718	$167,946
Debt securities available-for-sale, at estimated fair value (encumbered $304,340 at December 31, 2023 and $239,953 at December 31, 2022)	753,892	457,648
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,133 at December 31, 2023 and $1,128 at December 31, 2022 (estimated fair value of $1,068,438 at December 31, 2023 and $1,110,041 at December 31, 2022) (encumbered $850,634 at December 31, 2023 and $778,268 at December 31, 2022)	1,159,735	1,221,138
Equity investments	100,163	102,037
Restricted equity investments, at cost	93,766	109,278
Loans receivable, net of allowance for loan credit losses of $67,137 at December 31, 2023 and $56,824 at December 31, 2022	10,136,721	9,868,718
Loans held-for-sale	5,166	690
Interest and dividends receivable	51,874	44,704
Premises and equipment, net	121,372	126,705
Bank owned life insurance	266,498	261,603
Assets held for sale	28	2,719
Goodwill	506,146	506,146
Core deposit intangible	9,513	13,497
Other assets	179,661	221,067
Total assets	$13,538,253	$13,103,896
Liabilities and Stockholders’ Equity
Deposits	$10,434,949	$9,675,206
Federal Home Loan Bank ("FHLB") advances	848,636	1,211,166
Securities sold under agreements to repurchase with customers	73,148	69,097
Other borrowings	196,456	195,403
Advances by borrowers for taxes and insurance	22,407	21,405
Other liabilities	300,712	346,155
Total liabilities	11,876,308	11,518,432
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 57,370 shares issued at both December 31, 2023 and December 31, 2022	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,182,767 and 61,877,686 shares issued at December 31, 2023 and December 31, 2022, respectively; and 59,447,684 and 59,144,128 shares outstanding at December 31, 2023 and December 31, 2022, respectively	613	612
Additional paid-in capital	1,161,755	1,154,821
Retained earnings	592,542	540,507
Accumulated other comprehensive loss	(20,862)	(35,982)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,780)	(6,191)
Treasury stock, 2,735,083 and 2,733,558 shares at December 31, 2023 and December 31, 2022, respectively	(69,106)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,661,163	1,584,662
Non-controlling interest	782	802
Total stockholders’ equity	1,661,945	1,585,464
Total liabilities and stockholders’ equity	$13,538,253	$13,103,896
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	For the Year Ended December 31,
	2023	2022	2021
Interest income:
Loans	$521,865	$390,386	$315,237
Debt securities	59,273	34,407	22,033
Equity investments and other	26,836	6,382	4,822
Total interest income	607,974	431,175	342,092
Interest expense:
Deposits	172,018	31,021	25,210
Borrowed funds	66,225	22,677	11,544
Total interest expense	238,243	53,698	36,754
Net interest income	369,731	377,477	305,338
Provision for credit losses (benefit)	17,678	7,768	(11,832)
Net interest income after provision for credit losses (benefit)	352,053	369,709	317,170
Other income:
Bankcard services revenue	5,912	9,219	13,360
Trust and asset management revenue	2,529	2,386	2,336
Fees and service charges	21,254	22,802	13,833
Net gain on sales of loans	428	358	3,186
Net (loss) gain on equity investments	(3,732)	9,685	7,145
Net gain (loss) from other real estate operations	—	48	(15)
Income from bank owned life insurance	5,280	6,578	6,832
Commercial loan swap income	741	7,065	4,095
Other	1,212	953	1,159
Total other income	33,624	59,094	51,931
Operating expenses:
Compensation and employee benefits	135,802	131,915	120,014
Occupancy	21,188	20,817	20,481
Equipment	4,650	4,987	5,443
Marketing	4,238	2,947	2,169
Federal deposit insurance and regulatory assessments	11,157	7,359	6,155
Data processing	24,835	23,095	21,570
Check card processing	4,640	4,971	5,182
Professional fees	18,297	12,993	11,043
Amortization of core deposit intangible	3,984	4,718	5,453
Branch consolidation expense, net	70	713	12,337
Merger related expenses	22	2,735	1,503
Other operating expense	20,029	17,631	15,510
Total operating expenses	248,912	234,881	226,860
Income before provision for income taxes	136,765	193,922	142,241
Provision for income taxes	32,700	46,565	32,165
Net income	104,065	147,357	110,076
Net income attributable to non-controlling interest	36	754	—
Net income attributable to OceanFirst Financial Corp.	104,029	146,603	110,076
Dividends on preferred shares	4,016	4,016	4,016
Net income available to common stockholders	$100,013	$142,587	$106,060
Basic earnings per share	$1.70	$2.43	$1.79
Diluted earnings per share	$1.70	$2.42	$1.78
Average basic shares outstanding	58,948	58,730	59,406
Average diluted shares outstanding	58,957	58,878	59,649
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$104,065	$147,357	$110,076
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities (net of tax expense of $4,560 in 2023, and tax benefit of $10,629 and $1,142 in 2022 and 2021, respectively)	14,312	(33,402)	(3,837)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $213, $242 and $272 in 2023, 2022, and 2021, respectively)	290	348	395
Unrealized loss on derivative hedges (net of tax benefit of $257 and $8 in 2023 and 2022, respectively)	(808)	(25)	—
Reclassification adjustment for loss (gains) included in net income (net of tax expense of $423 in 2023 and tax benefit of $26 in 2022, respectively)	1,326	(82)	—
Total other comprehensive income (loss), net of tax	15,120	(33,161)	(3,442)
Total comprehensive income	119,185	114,196	106,634
Less: comprehensive income attributable to non-controlling interest	36	754	—
Total comprehensive income attributable to OceanFirst Financial Corp.	119,149	113,442	106,634
Less: Dividends on preferred shares	4,016	4,016	4,016
Total comprehensive income available to common stockholders	$115,133	$109,426	$102,618

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
For the Years Ended December 31, 2023, 2022 and 2021

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2020	$1	$609	$1,137,715	$378,268	$621	$(7,433)	$(25,651)	$—	$1,484,130
Net income	—	—	—	110,076	—	—	—	—	110,076
Other comprehensive loss, net of tax	—	—	—	—	(3,442)	—	—	—	(3,442)
Stock compensation	—	—	5,415	—	—	—	—	—	5,415
Acquisition of common stock by ESOP	—	—	—	—	—	(3,200)			(3,200)
Allocation of ESOP stock	—	—	179	—	—	2,018	—	—	2,197
Cash dividend – $0.68 per share	—	—	—	(40,494)	—	—	—	—	(40,494)
Exercise of stock options	—	2	3,472	(1,528)	—	—	—	—	1,946
Repurchase 1,711,484 shares of common stock	—	—	—	—	—	—	(36,059)		(36,059)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Balance at December 31, 2021	1	611	1,146,781	442,306	(2,821)	(8,615)	(61,710)	—	1,516,553
Net income	—	—	—	146,603	—	—	—	754	147,357
Other comprehensive loss, net of tax	—	—	—	—	(33,161)	—	—	—	(33,161)
Stock compensation	—	—	6,638	—	—	—	—	—	6,638
Allocation of ESOP stock	—	—	82	—	—	2,424	—	—	2,506
Cash dividend – $0.74 per share	—	—	—	(43,495)	—	—	—	—	(43,495)
Exercise of stock options	—	1	1,320	(897)	—	—	—	—	424
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)	—	(7,396)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distribution to non-controlling interest	—	—	—	6	—	—	—	(788)	(782)
Balance at December 31, 2022	1	612	1,154,821	540,507	(35,982)	(6,191)	(69,106)	802	1,585,464
Net income	—	—	—	104,029	—	—	—	36	104,065
Other comprehensive income, net of tax	—	—	—	—	15,120	—	—	—	15,120
Stock compensation	—	—	5,854	—	—	—	—	—	5,854
Allocation of ESOP stock	—	—	(341)	—	—	2,411	—	—	2,070
Cash dividend – $0.80 per share	—	—	—	(47,258)	—	—	—	—	(47,258)
Exercise of stock options	—	1	1,421	(720)	—	—	—	—	702
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$104,065	$147,357	$110,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	12,327	11,683	9,357
Allocation of ESOP stock	2,070	2,506	2,197
Stock compensation	5,854	6,638	5,415
Net excess tax expense on stock compensation	243	216	93
Amortization of core deposit intangible	3,984	4,718	5,453
Net accretion of purchase accounting adjustments	(5,848)	(9,752)	(14,484)
Amortization of servicing asset	90	77	72
Net premium amortization in excess of discount accretion on securities	3,133	7,164	8,466
Net amortization of deferred costs on borrowings	598	548	824
Net amortization of deferred fees/costs and premiums/discounts on loans	(1,094)	1,129	1,242
Provision for credit losses (benefit)	17,678	7,768	(11,832)
Deferred tax provision	3,151	1,777	3,608
Net gain on sale of other real estate owned	—	(54)	—
Net write-down of fixed assets held-for-sale to net realizable value	459	1,482	7,787
Net gain on sale of fixed assets	(26)	(38)	—
Net loss (gain) on equity investments	3,732	(9,685)	(7,145)
Net gain on sales of loans	(428)	(358)	(3,186)
Net loss on sale of available-for-sale securities	697	—	—
Proceeds from sales of residential loans held for sale	58,495	12,616	102,648
Residential loans originated for sale	(62,543)	(13,158)	(53,938)
Increase in value of bank owned life insurance	(5,280)	(6,578)	(6,832)
Net loss (gain) on sale of assets held for sale	233	(1,959)	(318)
(Increase) decrease in interest and dividends receivable	(7,170)	(12,098)	2,663
Decrease (increase) in other assets	34,504	(80,233)	33,093
(Decrease) increase in other liabilities	(44,663)	178,684	(35,287)
Total adjustments	20,196	103,093	49,896
Net cash provided by operating activities	124,261	250,450	159,972
Cash flows from investing activities:
Net increase in loans receivable	(243,545)	(1,126,997)	(556,449)
Purchases of loan pools	(35,904)	(171,623)	(301,954)
Premiums paid on purchased loan pools	(1,210)	(866)	(8,874)
Proceeds from sale of loans	—	13,388	825
Purchase of debt securities available-for-sale	(302,909)	(69,493)	(510,070)
Purchase of debt securities held-to-maturity	(65,567)	(249,751)	(447,447)
Purchase of equity investments	(7,661)	(9,366)	(86,462)
Proceeds from maturities and calls of debt securities available-for-sale	22,376	104,449	103,720
Proceeds from maturities and calls of debt securities held-to-maturity	19,425	30,241	38,042
Proceeds from sales of debt securities available-for-sale	1,300	30,257	3,000
Proceeds from sales of equity investments	4,822	19,234	98,777
Principal repayments on debt securities available-for-sale	926	—	—
Principal repayments on debt securities held-to-maturity	108,037	135,417	215,734
Proceeds from bank owned life insurance	385	4,182	12,878

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from investing activities (continued):
Proceeds from the redemption of restricted equity investments	128,964	234,627	2,200
Purchases of restricted equity investments	(113,447)	(290,710)	(3,267)
Proceeds from sales of other real estate owned	—	160	—
Proceeds from sales of assets held-for-sale	3,719	8,130	3,544
Purchases of premises and equipment	(7,708)	(16,107)	(42,039)
Purchases of operating lease equipment	—	(4,789)	—
Net cash consideration received for acquisition	—	38,609	—
Net cash used in investing activities	(487,997)	(1,321,008)	(1,477,842)
Cash flows from financing activities:
Net increase (decrease) in deposits	760,023	(56,963)	407,569
Net payment for sale of branches	—	—	(86,282)
Increase (decrease) in short-term borrowings	3,950	(49,672)	(9,685)
Net (repayment) proceeds from FHLB advances	(362,530)	1,211,166	—
Repayments of other borrowings	—	(35,104)	(7,612)
Increase in advances by borrowers for taxes and insurance	1,002	1,100	3,009
Exercise of stock options	702	424	1,946
Payment of employee taxes withheld from stock awards	(2,350)	(1,502)	(1,183)
Purchase of treasury stock	—	(7,396)	(36,059)
Acquisition of common stock by ESOP	—	—	(3,200)
Dividends paid	(51,274)	(47,511)	(44,510)
Distributions to non-controlling interest	(55)	(782)	—
Net cash provided by financing activities	349,468	1,013,760	223,993
Net decrease in cash and due from banks and restricted cash	(14,268)	(56,798)	(1,093,877)
Cash and due from banks and restricted cash at beginning of year	167,986	224,784	1,318,661
Cash and due from banks and restricted cash at end of year	$153,718	$167,986	$224,784
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$167,946	$204,949	$1,272,134
Restricted cash at beginning of year	40	19,835	46,527
Cash and due from banks and restricted cash at beginning of year	$167,986	$224,784	$1,318,661
Cash and due from banks at end of year	$153,718	$167,946	$204,949
Restricted cash at end of year	—	40	19,835
Cash and due from banks and restricted cash at end of year	$153,718	$167,986	$224,784
Cash paid during the year for:
Interest	$225,405	$49,700	$37,381
Income taxes	29,331	25,383	50,524
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	503	590	667
Net loan charge-offs (recoveries)	8,382	(340)	(442)
Transfer of premises and equipment to assets held-for-sale	1,302	2,776	4,035
Transfer of debt securities from available-for-sale to held-to-maturity	—	—	12,721
Transfer of loans receivable to loans held-for-sale	—	13,178	—

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Other current assets	—	238	—
Premises and equipment	—	18	—
Right of use ("ROU") asset	—	779	—
Other assets	—	81	—
Total non-cash assets acquired	$—	$1,116	$—
Liabilities assumed:
Lease liability	—	779	—
Other liabilities	—	43,937	—
Total liabilities assumed	$—	$44,716	$—
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
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of the accompanying consolidated financial statements, in conformity with these accounting principles, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and goodwill. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current and forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes, including in the economic environment, will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash items in the process of collection, and interest-bearing deposits in other financial institutions. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include debt securities held-to-maturity (“HTM”) and debt securities available-for-sale (“AFS”). Debt securities include U.S. government and agency obligations, state, municipal and sovereign debt obligations, corporate debt securities, asset-backed securities, and mortgage-backed securities (“MBS”). Mortgage-backed securities include: agency residential and commercial mortgage-backed securities which are issued and guaranteed by one of the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”); and non-agency commercial mortgage-backed securities.
Management determines the appropriate classification at the time of purchase. If management has the positive intent not to sell a security and the Company would not be required to sell such a security prior to maturity, the securities can be classified as HTM debt securities. Such securities are stated at amortized cost. Securities in the AFS category are securities which the Company may sell prior to maturity as part of its asset/liability management strategy. Such securities are carried at estimated fair value and unrealized gains and losses, net of related tax effect, are excluded from earnings, but are included as a separate component of stockholders’ equity and as part of other comprehensive income. Gains or losses on the sale of such securities are included in other income using the specific identification method. Discounts and premiums on debt securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments.

Upon the transfer of debt securities from AFS to HTM classification, unrealized gains or losses at the transfer date continue to be reflected in accumulated other comprehensive income and are amortized into interest income over the remaining life of the securities.
Securities also include equity investments. Equity investments with readily determinable fair value are reported at fair value, with changes in fair value reported in net income. Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (measurement alternative). Certain equity investments without readily determinable fair values are measured at net asset value (“NAV”) per share as a practical expedient.

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
If a determination is made that an AFS debt security is impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as a securities provision for credit losses through an allowance for securities credit losses. The securities provision for credit losses will be limited to the difference between the security’s amortized cost basis and fair value and any future changes may be reversed, limited to the amount previously expensed, in the period they occur. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
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
Loans Held for Sale
Loans held for sale are carried at the lower of unpaid principal balance, net, or estimated fair value on an aggregate basis. Estimated fair value is generally determined based on bid quotations from secondary markets.

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
Expected credit losses are reflected in the ACL through a charge to provision for credit losses. The Company’s estimate of the ACL reflects credit losses currently expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific financial assets, or portions thereof, are uncollectible, these amounts are charged off against the ACL. Subsequent recoveries, if any, are credited to the ACL when received.
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
Modification to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023, which eliminated recognition and measurement for troubled debt restructuring (“TDR”) by creditors. The Company considers a loan to be a modification to borrowers experiencing financial difficulty if (1) the borrower is experiencing financial difficulty; and (2) the Company, for economic or legal reasons related to a borrower’s financial condition or difficulties, modifies the loan in the form of a reduction in interest rate, an extension in term, principal forgiveness, other than insignificant payment delay, or a combination thereof.

Troubled Debt Restructured Loans
Prior to the adoption of ASU 2022-02, the Company classified certain loans as TDR loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. Since adoption of this ASU, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 remain until settled. A loan that had been modified or renewed was considered a TDR when two conditions were met: (1) the borrower is experiencing financial difficulty and (2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. So long as they share similar risk characteristics, TDRs may be collectively evaluated and included in the Company’s existing portfolio segments to measure the ACL, unless the TDR is collateral dependent or has been individually evaluated. For TDRs individually evaluated that have been modified and the interest rate is the primary concession, the ACL is measured using a discounted cash flow method.
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
The Company records an allowance for loan credit losses on off-balance sheet credit exposures through a charge to loan provision for credit losses for off-balance sheet credit exposures. The ACL on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Statements of Financial Condition.
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
Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) legacy troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no provision for credit losses recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.
For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as a provision for credit losses.
The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Premises and Equipment
Land is carried at cost and premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the estimated fair value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer software and equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building and leasehold improvements: 10 years; and buildings: 30 years. Depreciable assets are placed in service when they are in a condition for use and available for their designated function. The Company has not developed any internal use software. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in branch consolidation expenses, other operating expense and other income.
Leases
The Company recognizes lease agreements on the Consolidated Statements of Financial Condition as a ROU asset and a corresponding lease liability. The ROU asset and lease liability are calculated as the present value of the minimum lease payments over the lease term, discounted for the rate implicit in the lease, provided the rate is readily determinable; otherwise the Company generally utilizes its incremental borrowing rate, at lease inception, over a similar term.
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
Intangible Assets
Intangible assets resulting from acquisitions, under the acquisition method of accounting, consists of goodwill and core deposit intangibles. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment, and if necessary, a quantitative assessment, in determining whether goodwill may be impaired. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among other factors. Under a quantitative assessment, the Company will estimate the fair value of the Company by assigning weightings to the discounted cash flow method and guideline public company method. The Company completes its annual goodwill impairment test as of August 31 and evaluates triggering events during interim periods, as applicable.
The Company completed its annual goodwill impairment test as of August 31, 2023. For the annual test, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price at measurement date and economic uncertainty and market volatility impacting the banking sector. To perform the quantitative test, a combination of an income valuation methodology, comprising a discounted cash flow analysis, and a market valuation methodology, comprising the guideline public company method, was employed. Management then assigned weightings to the two approaches to conclude on the estimated fair value. The weightings took into consideration recent market volatility and the suppressed stock prices of the Company and the banking industry.

The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included loan and deposit growth, funding mix, income on securities, credit performance, forward interest rates, future returns driven by net interest margin, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

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
The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount as of the measurement date, which resulted in no impairment loss at August 31, 2023. The Company did not identify any triggering events between the annual assessment date and December 31, 2023.
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
Stock-Based Compensation
The Company recognizes compensation expense related to stock options and awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by actual and estimated forfeitures. Certain performance-based stock awards and the associated compensation expense fluctuates based on the estimated probability of achievement of the Company-defined performance goals. The Company also recognizes compensation expense on phantom stock units, which are liability-classified time-based awards, over the requisite service period based on the Company’s grant date stock price and remeasured monthly.
Derivative Instruments
The Company accounts for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, which requires the Company to record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies for hedge accounting. For derivatives not designated as hedging instruments, changes in the fair value are recognized directly in earnings. For derivatives designated as hedging instruments, the accounting treatment is dependent upon the type of hedge. For the year ended December 31, 2023, the Company only had a cash flow hedge.

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
Transition from LIBOR
As of December 31, 2021, the Company ceased issuing LIBOR-based products and transitioned to Alternative Rates. For the tenors of U.S. dollar LIBOR utilized by the Company, the administrator of LIBOR extended publication until June 30, 2023, which was the cessation date.
The Company has transitioned all of its previously existing LIBOR-based products. For products which were not expected to mature or settle prior to the cessation date, the Company reviewed and updated contract language as necessary to automatically convert to an Alternative Rate at their next rate reset date with no action required.
Note 2. Regulatory Matters
The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Bank is primarily subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”). The Company and the Bank are required by applicable regulations to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2023, the Company and the Bank were required to maintain a minimum ratio of Tier 1 capital to total average assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required 2.50% capital conservation buffer.
Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2023 and 2022, the Company and the Bank exceeded all regulatory capital requirements currently applicable.

The following is a summary of the Company’s and Bank’s regulatory capital amounts and ratios as of December 31, 2023 and 2022 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under Prompt Corrective Action
As of December 31, 2023	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,218,142	9.31%	$523,588	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,088,542	10.86	701,778	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,218,142	12.15	852,159	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,413,400	14.10	1,052,667	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,155,896	8.90%	$519,690	4.00%		$649,612	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,155,896	11.65	694,620	7.00	(1)	645,004	6.50
Tier 1 capital (to risk-weighted assets)	1,155,896	11.65	843,467	8.50	(1)	793,852	8.00
Total capital (to risk-weighted assets)	1,226,154	12.36	1,041,930	10.50	(1)	992,315	10.00
As of December 31, 2022
Company:
Tier 1 capital (to average assets)	$1,150,690	9.43%	$488,297	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,021,774	9.93	720,641	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,150,690	11.18	875,064	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,336,652	12.98	1,080,961	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,122,946	9.20%	$488,033	4.00%		$610,041	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,122,946	11.02	713,194	7.00	(1)	662,251	6.50
Tier 1 capital (to risk-weighted assets)	1,122,946	11.02	866,021	8.50	(1)	815,078	8.00
Total capital (to risk-weighted assets)	1,183,705	11.62	1,069,791	10.50	(1)	1,018,848	10.00
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
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by the Company at the date of the acquisition for Trident, net of total consideration paid (in thousands):

At April 1, 2022
Estimated Fair Value
Total purchase price:	$7,084
Assets acquired:
Cash and cash equivalents	$45,693
Other current and non-current assets	1,116
Total assets acquired	46,809
Liabilities assumed:
Lease liability	779
Other liabilities	43,937
Total liabilities assumed	$44,716
Net assets acquired	$2,093
Net assets attributable to non-controlling interest	$836
Goodwill recorded	$5,827
The calculation of goodwill was subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties became available, and was finalized as of December 31, 2022.

Merger Related Expenses
The Company incurred merger related expenses of $22,000, $2.7 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The following table summarizes the merger related expenses for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Data processing fees	$10	$790	$253
Professional fees	12	1,936	343
Employee severance payments	—	7	663
Other/miscellaneous fees	—	2	244
Merger related expenses	$22	$2,735	$1,503
Merger related expenses for 2022 included expenses related to the terminated merger agreement with Partners Bancorp. Merger related expenses for 2021 included expenses related to acquisitions of Two River and Country Bank, which were both completed on January 1, 2020.
Core Deposit Intangibles
The estimated future amortization expense for the core deposit intangibles over the next five years and thereafter is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2024	$3,250
2025	2,516
2026	1,784
2027	1,112
2028	588
Thereafter	263
Total	$9,513

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at December 31, 2023 and 2022 are as follows (in thousands):

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$66,490	$—	$(5,796)	$60,694	$—
Corporate debt securities	10,096	11	(981)	9,126	—
Asset-backed securities	295,796	—	(4,252)	291,544	—
Mortgage-backed securities:
Agency residential	298,107	183	(97)	298,193	—
Agency commercial	109,590	—	(15,255)	94,335	—
Total mortgage-backed securities	407,697	183	(15,352)	392,528	—
Total debt securities available-for-sale	$780,079	$194	$(26,381)	$753,892	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$222,009	$251	$(14,550)	$207,710	$(39)
Corporate debt securities	69,809	391	(3,941)	66,259	(987)
Mortgage-backed securities:
Agency residential	765,632	901	(70,040)	696,493	—
Agency commercial	82,734	10	(3,678)	79,066	—
Non-agency commercial	20,684	—	(1,774)	18,910	(107)
Total mortgage-backed securities	869,050	911	(75,492)	794,469	(107)
Total debt securities held-to-maturity	$1,160,868	$1,553	$(93,983)	$1,068,438	$(1,133)
Total debt securities	$1,940,947	$1,747	$(120,364)	$1,822,330	$(1,133)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$87,648	$1	$(7,635)	$80,014	$—
Corporate debt securities	8,928	—	(756)	8,172	—
Asset-backed securities	296,222	—	(19,349)	276,873	—
Agency commercial MBS	110,606	—	(18,017)	92,589	—
Total debt securities available-for-sale	$503,404	$1	$(45,757)	$457,648	$—
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	$260,249	$46	$(24,940)	$235,355	$(60)
Corporate debt securities	54,880	380	(1,765)	53,495	(1,059)
Mortgage-backed securities:
Agency residential	849,701	795	(83,302)	767,194	—
Agency commercial	32,127	23	(1,189)	30,961	—
Non-agency commercial	25,310	—	(2,274)	23,036	(9)
Total mortgage-backed securities	907,138	818	(86,765)	821,191	(9)
Total debt securities held-to-maturity	$1,222,267	$1,244	$(113,470)	$1,110,041	$(1,128)
Total debt securities	$1,725,671	$1,245	$(159,227)	$1,567,689	$(1,128)
(1)The amortized cost for held-to-maturity securities included net unrealized losses of $1.8 million and $2.3 million, at December 31, 2023 and 2022, respectively, related to securities transferred from available-for-sale to held-to-maturity in prior years. These unrealized losses continue to be reflected within accumulated other comprehensive income, net of subsequent amortization, which is to be recognized over the life of the securities.
There was no allowance for securities credit losses on debt securities available-for-sale at December 31, 2023 and 2022.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the years ended December 31, 2023 and 2022 (in thousands):

	For the Years Ended,
	2023	2022
Allowance for securities credit losses
Beginning balance	$(1,128)	$(1,467)
(Provision) benefit for credit losses	(5)	339
Total ending allowance balance	$(1,133)	$(1,128)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at December 31, 2023, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of December 31, 2023
State and municipal debt obligations	$222,009	$—	$222,009
Corporate debt securities	55,737	14,072	69,809
Non-agency commercial MBS	20,684	—	20,684
Total debt securities held-to-maturity	$298,430	$14,072	$312,502
There were $697,000 and $108,000 of realized losses on sale of debt securities available-for-sale for the years ended December 31, 2023 and December 31, 2022, respectively. The realized gains/losses on debt securities is presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at December 31, 2023 by contractual maturity are shown below (in thousands):

At December 31, 2023	Amortized Cost	Estimated Fair Value
Less than one year	$30,663	$30,443
Due after one year through five years	201,348	187,396
Due after five years through ten years	191,482	185,225
Due after ten years	240,707	232,269
	$664,200	$635,333
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2023, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $78.8 million, $62.5 million, and $295.8 million, respectively, and an estimated fair value of $74.3 million, $60.9 million, and $291.5 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2023 and December 31, 2022, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$833	$(2)	$59,861	$(5,794)	$60,694	$(5,796)
Corporate debt securities	1,543	(165)	6,116	(816)	7,659	(981)
Asset-backed securities	—	—	291,544	(4,252)	291,544	(4,252)
MBS:
Agency residential	169,000	(97)	—	—	169,000	(97)
Agency commercial	—	—	94,335	(15,255)	94,335	(15,255)
Total MBS	169,000	(97)	94,335	(15,255)	263,335	(15,352)
Total debt securities available-for-sale	171,376	(264)	451,856	(26,117)	623,232	(26,381)
Debt securities held-to-maturity:
State and municipal debt obligations	6,671	(23)	191,511	(14,527)	198,182	(14,550)
Corporate debt securities	3,084	(473)	58,386	(3,468)	61,470	(3,941)
MBS:
Agency residential	95,776	(693)	525,751	(69,347)	621,527	(70,040)
Agency commercial	18,902	(370)	55,051	(3,308)	73,953	(3,678)
Non-agency commercial	—	—	18,910	(1,774)	18,910	(1,774)
Total MBS	114,678	(1,063)	599,712	(74,429)	714,390	(75,492)
Total debt securities held-to-maturity	124,433	(1,559)	849,609	(92,424)	974,042	(93,983)
Total debt securities	$295,809	$(1,823)	$1,301,465	$(118,541)	$1,597,274	$(120,364)
At December 31, 2022
Debt securities available-for-sale:
U.S. government and agency obligations	$27,232	$(450)	$52,782	$(7,185)	$80,014	$(7,635)
Corporate debt securities	4,735	(193)	3,437	(563)	8,172	(756)
Asset-backed securities	143,392	(9,179)	133,481	(10,170)	276,873	(19,349)
Agency commercial MBS	8,782	(1,675)	83,807	(16,342)	92,589	(18,017)
Total debt securities available-for-sale	184,141	(11,497)	273,507	(34,260)	457,648	(45,757)
Debt securities held-to-maturity:
State, municipal and sovereign debt obligations	133,492	(11,952)	97,135	(12,988)	230,627	(24,940)
Corporate debt securities	11,783	(598)	36,152	(1,167)	47,935	(1,765)
MBS:
Agency residential	297,297	(12,388)	397,036	(70,914)	694,333	(83,302)
Agency commercial	25,936	(1,150)	2,062	(39)	27,998	(1,189)
Non-agency commercial	16,838	(1,621)	6,198	(653)	23,036	(2,274)
Total MBS	340,071	(15,159)	405,296	(71,606)	745,367	(86,765)
Total debt securities held-to-maturity	485,346	(27,709)	538,583	(85,761)	1,023,929	(113,470)
Total debt securities	$669,487	$(39,206)	$812,090	$(120,021)	$1,481,577	$(159,227)

The Company concluded that no debt securities were impaired at December 31, 2023 based on consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.
Equity Investments
At December 31, 2023 and 2022, the Company held equity investments of $100.2 million and $102.0 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the year ended December 31, 2023 and 2022 are shown in the table below (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Net (loss) gain on equity investments	$(3,732)	$9,685	$7,145
Less: Net (losses) gains recognized on equity investments sold	(5,462)	1,351	8,123
Unrealized gains (losses) recognized on equity investments still held	$1,730	$8,334	$(978)

Note 5. Loans Receivable, Net
Loans receivable, net at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Commercial:
Commercial real estate - investor	$5,353,974	$5,171,952
Commercial real estate - owner occupied	943,891	997,367
Commercial and industrial	666,532	622,372
Total commercial	6,964,397	6,791,691
Consumer:
Residential real estate	2,979,534	2,861,991
Home equity loans and lines and other consumer (“other consumer”)	250,664	264,372
Total consumer	3,230,198	3,126,363
Total loans receivable	10,194,595	9,918,054
Deferred origination costs, net of fees	9,263	7,488
Allowance for loan credit losses	(67,137)	(56,824)
Total loans receivable, net	$10,136,721	$9,868,718
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

The following tables summarize total loans by year of origination, internally assigned credit grades, and risk characteristics (in thousands):

	2023	2022	2021	2020	2019	2018 and prior	Revolving lines of credit	Total
December 31, 2023
Commercial real estate - investor
Pass	$137,028	$1,165,955	$1,328,012	$529,745	$490,438	$930,337	$679,804	$5,261,319
Special Mention	—	—	2,413	790	1,446	22,147	—	26,796
Substandard	—	—	648	3,750	13,275	48,186	—	65,859
Total commercial real estate - investor	137,028	1,165,955	1,331,073	534,285	505,159	1,000,670	679,804	5,353,974
Commercial real estate - owner occupied
Pass	66,642	120,280	103,104	59,179	102,703	441,713	21,052	914,673
Special Mention	—	—	—	—	1,272	8,314	—	9,586
Substandard	—	—	—	—	2,019	16,900	713	19,632
Total commercial real estate - owner occupied	66,642	120,280	103,104	59,179	105,994	466,927	21,765	943,891
Commercial and industrial
Pass	112,914	64,770	19,473	8,645	7,778	51,082	383,013	647,675
Special Mention	—	—	—	—	—	184	2,859	3,043
Substandard	—	622	117	—	145	1,385	13,545	15,814
Total commercial and industrial	112,914	65,392	19,590	8,645	7,923	52,651	399,417	666,532
Residential real estate (1)
Pass	283,296	916,153	564,515	388,392	223,247	600,118	—	2,975,721
Special Mention	—	—	—	—	131	271	—	402
Substandard	323	366	—	258	487	1,977	—	3,411
Total residential real estate	283,619	916,519	564,515	388,650	223,865	602,366	—	2,979,534
Other consumer (1)
Pass	32,859	19,918	20,737	12,675	12,937	118,486	30,658	248,270
Special Mention	—	172	—	—	—	386	—	558
Substandard	—	—	—	—	6	1,698	132	1,836
Total other consumer	32,859	20,090	20,737	12,675	12,943	120,570	30,790	250,664
Total loans	$633,062	$2,288,236	$2,039,019	$1,003,434	$855,884	$2,243,184	$1,131,776	$10,194,595
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

An analysis of the allowance for credit losses on loans for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Commercial Real Estate - Investor	Commercial Real Estate - Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the Year Ended December 31, 2023
Allowance for credit losses on loans
Balance at beginning of year	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	15,173	(77)	1,276	2,456	(133)	18,695
Charge-offs (1)	(8,350)	(6)	(129)	—	(208)	(8,693)
Recoveries	6	14	25	43	223	311
Balance at end of year	$27,899	$4,354	$6,867	$27,029	$988	$67,137
For the Year Ended December 31, 2022
Allowance for credit losses on loans
Balance at beginning of year	$25,504	$5,884	$5,039	$11,155	$1,268	$48,850
(Benefit) provision for credit losses	(4,481)	(1,569)	561	13,275	(152)	7,634
Charge-offs	(8)	(62)	(60)	(56)	(387)	(573)
Recoveries	55	170	155	156	377	913
Balance at end of year	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
(1) Gross charge-offs for the year ended December 31, 2023 of $8.7 million, primarily related to one commercial relationship, which was originated in 2019 and had a partial charge-off of $8.4 million. The remainder of the current year gross charge-offs were related to loans that were originated in and prior to 2018.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At December 31, 2023 and 2022, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $15.2 million and $4.6 million, respectively, commercial real estate - owner occupied of $352,000 and $4.0 million, respectively, and commercial and industrial of $304,000 and $160,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $2.6 million and $858,000 at December 31, 2023 and 2022, respectively.
The following table presents the recorded investment in non-accrual loans by loan portfolio segment as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Commercial real estate – investor (1)	$20,820	$10,483
Commercial real estate – owner occupied	351	4,025
Commercial and industrial	304	331
Residential real estate	5,542	5,969
Other consumer	2,531	2,457
	$29,548	$23,265
(1) At December 31, 2023, non-performing loans included the remaining exposure of $8.8 million on a commercial real estate relationship that was partially charged-off during the year ended December 31, 2023.
At December 31, 2023 and 2022, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At December 31, 2023, there were no loans that were past due 90 days or greater and still accruing interest. At December 31, 2022, there was one Paycheck Protection Program (“PPP”) loan for $14,000 that was past due 90 days or greater and still accrued interest, which subsequently became current. Per SBA guidelines, the SBA will pay accrued interest through the deferral period up to a maximum of 120 days past due. Given these servicing guidelines, PPP loans that are 90 to 120 days past due will be reported as accruing loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2023 and 2022 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2023
Commercial real estate – investor (1)	$978	$684	$15,201	$16,863	$5,337,111	$5,353,974
Commercial real estate – owner occupied	335	352	293	980	942,911	943,891
Commercial and industrial	163	—	145	308	666,224	666,532
Residential real estate	14,858	402	3,411	18,671	2,960,863	2,979,534
Other consumer	872	558	1,836	3,266	247,398	250,664
	$17,206	$1,996	$20,886	$40,088	$10,154,507	$10,194,595
December 31, 2022
Commercial real estate – investor	$217	$875	$3,700	$4,792	$5,167,160	$5,171,952
Commercial real estate – owner occupied	143	80	3,750	3,973	993,394	997,367
Commercial and industrial	159	47	180	386	621,986	622,372
Residential real estate	7,003	4,377	2,069	13,449	2,848,542	2,861,991
Other consumer	573	673	1,882	3,128	261,244	264,372
	$8,095	$6,052	$11,581	$25,728	$9,892,326	$9,918,054
(1) At December 31, 2023, 90 days or greater past due loans included the remaining exposure of $8.8 million on a commercial real estate relationship that was partially charged-off during the year ended December 31, 2023.
The Company adopted ASU 2022-02 on January 1, 2023. Since adoption, the Company has modified certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At December 31, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $8.9 million related to term extensions and interest rate reductions, which included one commercial real estate - investor relationship of $7.8 million, residential real estate loans of $715,000 and other consumer loans of $471,000.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans as of December 31, 2023, which have been modified since adoption (dollars in thousands):

	Payment Status
	Current	60 - 89 Days Past Due	90 Days or Greater past Due
Loan type:
Commercial real estate – investor	$7,759	$—	$—
Residential real estate	419	156	140
Other consumer	471	—	—
	$8,649	$156	$140
Prior to the adoption of ASU 2022-02, the Company classified certain loans as TDR loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. Since adoption of this ASU, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 remain until settled.
At December 31, 2023 and 2022, TDR loans totaled $12.8 million and $13.9 million, respectively. At December 31, 2023 and 2022, there were $5.7 million and $6.4 million, respectively, of TDR loans included in the non-accrual loan totals. At December 31, 2023 and 2022, the Company had a $282,000 and $590,000, respectively, of specific reserve allocated to one loan that was classified as a TDR loan. Non-accrual loans which become TDR loans are generally returned to accrual status after six months of performance. In addition to the TDR loans included in non-accrual loans, the Company also has TDR loans classified as accruing loans, which totaled $7.1 million and $7.5 million at December 31, 2023 and 2022, respectively.

The following table presents information about TDR loans which occurred during the year ended December 31, 2022 (dollars in thousands):

	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment
For the Year Ended December 31, 2022
Troubled debt restructurings:
Commercial and industrial	1	$65	$65
Other consumer	8	1,237	1,378
There were no TDR loans that defaulted during the year ended December 31, 2023, which were modified within the preceding year.
Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31,
	2023	2022
Loans receivable	$40,985	$36,052
Debt securities	9,829	7,634
Equity investments and other (1)	1,060	1,018
Total interest and dividends receivable	$51,874	$44,704
(1)Dividend income is included within equity investments and other on the Consolidated Statements of Income.
Note 7. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation and amortization expense at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31,
	2023	2022
Land	$16,387	$15,916
Buildings and improvements	132,048	131,837
Leasehold improvements	6,547	6,647
Furniture and equipment	35,835	34,692
Capitalized software	8,348	7,588
Finance lease	3,339	3,189
Other	3,286	2,559
Total	205,790	202,428
Accumulated depreciation and amortization	(84,418)	(75,723)
Total premises and equipment, net	$121,372	$126,705
Depreciation and amortization expense amounted to $11.5 million for both years ended December 31, 2023 and 2022, while it amounted to $9.4 million for the year ended December 31, 2021. Depreciation and amortization expense is presented within occupancy, equipment, and data processing expenses of the Consolidated Statements of Income.

Note 8. Deposits
The major types of deposits at December 31, 2023 and 2022 were as follows (dollars in thousands):

	December 31,
	2023		2022
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing	$1,657,119	—%	$2,101,308	—%
Interest-bearing checking	3,911,766	2.02	3,829,683	0.45
Money market deposit	1,021,805	3.18	714,386	0.57
Savings	1,398,837	1.36	1,487,809	0.07
Time deposits	2,445,422	4.12	1,542,020	2.34
Total deposits	$10,434,949	2.21%	$9,675,206	0.60%
Accrued interest payable related to deposits was $14.5 million and $2.0 million at December 31, 2023 and 2022, respectively. Time deposits included $412.0 million and $117.7 million in deposits of $250,000 or more at December 31, 2023 and 2022, respectively. Time deposits also include brokered deposits of $631.5 million and $873.4 million at December 31, 2023 and 2022, respectively.

Time deposits at December 31, 2023 mature as follows (in thousands):

For the Year Ending December 31,	Time Deposit Maturities
2024	$2,298,130
2025	95,554
2026	30,478
2027	12,512
2028	7,470
Thereafter	1,278
Total	$2,445,422
Interest expense on deposits for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest-bearing checking	$52,898	$11,344	$13,400
Money market deposit	18,656	2,234	1,105
Savings	9,227	758	631
Time deposits	91,237	16,685	10,074
Total interest expense on deposits	$172,018	$31,021	$25,210

Note 9. Borrowed Funds
Borrowed funds are summarized as follows (dollars in thousands):

	December 31,
	2023		2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB advances	$848,636	5.01%	$1,211,166	4.59%
Securities sold under agreements to repurchase with customers	73,148	2.10	69,097	0.16
Other borrowings	196,456	6.25	195,403	5.87
Total borrowed funds	$1,118,240	5.04%	$1,475,666	4.55%
The Company had no FHLB overnight advances and no borrowings from the FRB Discount Window or Bank Term Funding Program at December 31, 2023 and December 31, 2022.
FHLB advances and repurchase agreements had contractual maturities at December 31, 2023 as follows (in thousands):

	FHLB Advances	Repurchase Agreements
For the Year Ended December 31,
2024	$244,390	$73,148
2025	204,246	—
2026	200,000	—
2027	200,000	—
Total	$848,636	$73,148
The other borrowings at December 31, 2023 included the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$125,000	$124,135	5.701%	(1)	May 15, 2030
Trust preferred	10,000	8,273	3 month SOFR plus 2.51%	(2)	December 15, 2034
Trust preferred	30,000	23,936	3 month SOFR plus 1.61%	(2)	March 15, 2036
Trust preferred	5,000	5,000	3 month SOFR plus 1.91%	(2)	August 1, 2036
Trust preferred	7,500	7,500	3 month SOFR plus 1.92%	(2)	November 1, 2036
Trust preferred	10,000	8,023	3 month SOFR plus 1.79%	(2)	June 30, 2037
Trust preferred	10,000	10,000	3 month SOFR plus 2.01%	(2)	September 1, 2037
Trust preferred	10,000	7,904	3 month SOFR plus 1.65%	(2)	October 1, 2037
Finance lease	1,685	1,685	5.625%		July 31, 2029
Total	$209,185	$196,456
(1)Adjusts to a floating rate of 5.095% over 3 month Secured Overnight Financing Rate (“SOFR”) on May 15, 2025.
(2)All trust preferred debts carry interest rates which adjust to a spread over SOFR. The 3-month tenor increased 0.26% related to the conversion from LIBOR to SOFR.
All of the trust preferred debt is currently callable.

Interest expense on borrowings for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
FHLB advances	$46,000	$10,365	$—
Reverse repurchase agreements	931	159	253
Other borrowings	19,294	12,153	11,291
Total interest expense on borrowings	$66,225	$22,677	$11,544
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt Securities	Total
December 31, 2023
FHLB and FRB	$7,255,671	$1,051,558	$8,307,229
Repurchase agreements	—	103,416	103,416
Total pledged assets	$7,255,671	$1,154,974	$8,410,645
December 31, 2022
FHLB and FRB	$6,487,980	$830,057	$7,318,037
Repurchase agreements	—	105,294	105,294
Total pledged assets	$6,487,980	$935,351	$7,423,331
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

Note 10. Income Taxes
The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Current
Federal	$20,894	$32,981	$19,696
State	8,655	11,807	8,861
Total current	29,549	44,788	28,557
Deferred
Federal	4,250	2,231	3,228
State	(1,099)	(454)	380
Total deferred	3,151	1,777	3,608
Total provision for income taxes	$32,700	$46,565	$32,165
Included in other comprehensive income was the income tax impact attributable to the unrealized gain/loss on debt securities, accretion of unrealized losses on debt securities reclassified to held-to-maturity, unrealized loss on derivative hedges and the related reclassification adjustments included in net income. These items resulted in a tax expense of $4.9 million for the year ended December 31, 2023 and a tax benefit of $10.4 million and $870,000 for the years ended December 31, 2022 and 2021, respectively.
The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate for the years ended December 31, 2023, 2022 and 2021 is as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Income before provision for income taxes	$136,765	$193,922	$142,241
Federal income tax, at statutory rates	21.0%	21.0%	21.0%
Computed “expected” federal income tax expense	$28,721	$40,724	$29,871
Increase (decrease) in federal income tax expense resulting from
State income taxes, net of federal benefit	5,979	8,927	7,223
Earnings on BOLI	(1,109)	(1,381)	(1,435)
Tax exempt interest	(606)	(786)	(768)
Merger related expenses	—	90	24
Stock compensation	(298)	26	(110)
Reclassification of certain tax effect from accumulated other comprehensive income	(94)	(157)	(173)
Research and development and other credits	(557)	(471)	(475)
Dividends received deduction	(368)	(371)	(510)
Other items, net	1,032	(36)	(1,482)
Total provision for income taxes	$32,700	$46,565	$32,165

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented in the following table (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses on loans and debt securities HTM	$16,951	$14,887
Other reserves	2,482	2,870
Incentive compensation	3,871	4,715
Deferred compensation	370	419
Stock plans	2,474	2,693
Unrealized losses on assets held-for-sale	392	1,080
Unrealized losses on AFS securities	7,274	11,849
Net operating loss carryforwards related to acquisition	21,077	23,100
Section 174 Capitalized Costs	3,737	2,348
Federal and state alternative minimum tax	1,196	2,294
Other, net	653	683
Total gross deferred tax assets	60,477	66,938
Deferred tax liabilities:
Unrealized gain on equity securities	(3,386)	(2,155)
Premises and equipment	(4,891)	(4,362)
Deferred loan and commitment costs, net	(2,317)	(1,937)
Purchase accounting related adjustments	(1,716)	(2,300)
Investments, discount accretion	(73)	(365)
Total gross deferred tax liabilities	(12,383)	(11,119)
Net deferred tax assets	$48,094	$55,819
The Company has federal net operating losses from the acquisitions of Colonial American Bank (“Colonial American”) and Sun Bancorp, Inc. (“Sun”). At December 31, 2023 and 2022, the net operating losses from Colonial American were $3.6 million and $3.9 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $330,000, and will expire between 2029 and 2034. At December 31, 2023 and 2022, the net operating losses from Sun were $96.8 million and $106.1 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $9.3 million. These net operating losses will expire between 2029 and 2036.
At both December 31, 2023 and 2022, the Company had $1.2 million and $2.3 million, respectively, of Alternative Minimum Tax tax credits that were part of the Sun acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire.
At December 31, 2023, 2022 and 2021, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2023 included approximately $10.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.
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

The Company is currently under examination by the New York State Department of Taxation and Finance in connection with the 2019 to 2021 tax years. As of December 31, 2023, the Company has not received any notices of proposed adjustments from this audit. The tax years that remain subject to examination by the federal government and most state or city tax authorities include the tax years 2020 and forward.
With the enactment of the Tax Reform on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Accounting guidance required that the effect of income tax law changes on deferred taxes be recognized as a component of income tax expense related to continuing operations, but also to items initially recognized in other comprehensive income. As a result of the reduction in the U.S. federal statutory income tax rate, the Company recognized an additional income tax benefit of $1.9 million for the year ended December 31, 2018 and additional income tax expense of $3.6 million for the year ended December 31, 2017. Because accounting guidance requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations, this additional income tax expense included $1.8 million related to items recognized in other comprehensive income. These amounts will continue to be reported as separate components of accumulated other comprehensive income until such time as the underlying transactions from which such amounts arose are settled through continuing operations. At such time, the reclassification from accumulated other comprehensive income will be recognized as a net tax benefit. The amount included in accumulated other comprehensive income at December 31, 2023, subject to reclassification, was $413,000.
There were no unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021.
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
Over the years, the ESOP has borrowed from the Company to purchase shares of common stock. During 2023, the ESOP had two outstanding loan agreements with the Bank (“the 2018 loan” and “the 2021 loan”).
The 2018 loan originally allowed the ESOP to borrow an additional $8.4 million from the Company at a fixed interest rate of 3.25%, which matures on December 31, 2026, to purchase 292,592 shares of common stock. The 2021 loan originally allowed the ESOP to borrow an additional $3.2 million from the Company at a fixed interest rate of 0.22% to purchase 145,693 shares of common stock, which matured on December 31, 2023.
Both loans are to be repaid from contributions by the Bank to the ESOP trustee. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of both debts.
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2023 and 2022, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loans, both totaled $2.7 million. During 2023 and 2022, $254,000 and $245,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2023 and 2022, the loan had an outstanding balance of $4.2 million and $6.8 million, respectively, and the ESOP had unallocated shares of 197,588 and 317,343, respectively. At December 31, 2023, the unallocated shares had a fair value of $3.4 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the year ended December 31, 2023, the Bank recorded compensation expense related to the ESOP of $2.1 million which included $341,000 related to a decrease in compensation expense to reflect the decrease in the average fair value of shares committed to be released and allocated shares below the Bank’s cost. For the years ended December 31, 2022, and 2021, the Bank recorded compensation expense related to the ESOP of $2.5 million and $2.2 million, respectively, which included $82,000 and $179,000, respectively, of additional compensation expense to reflect the increase in the average fair value of shares committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2023, 2,765,724 shares had been allocated to participants and 119,755 shares were committed to be released for services rendered in 2023.

Note 12. Long-Term Incentive Plans
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
The following table presents the amount of the plans’ authorized shares and those that remain available for issuance as of December 31, 2023. Both plans allowed the Company to authorize shares subject to options or, in lieu of options, shares in the form of stock awards.

	Authorized Awards			Authorized but Not Issued
	Stock Options	or	Stock Awards	Stock Options	or	Stock Awards
2020 Plan	6,950,000		2,780,000	3,822,733		1,529,093
2011 Plan (1)	4,000,000		1,600,000	248,013		99,205
Total	10,950,000		4,380,000	4,070,746		1,628,298
(1) The 2011 Stock Incentive Plan expired and the Company will not issue any further shares from this plan.
Stock Awards
The Company grants time-based and performance-based restricted stock awards. Time-based awards vest ratably, and generally have a three- to five- year vesting period. Performance-based stock awards, which are granted to certain senior executives, vest based on the estimated probability of achievement of defined tiered performance goals or include market-based conditions. Tiered performance goals for each metric are aligned with corresponding tiered vesting values and have been set using financial data from the applicable strategic plan as approved by the Board.
The Company granted performance-based stock awards in 2023, 2022 and 2021. The 2023 and 2022 performance-based stock awards were issued with a three year cliff vesting schedule and the 2021 performance-based stock awards vest in equal amounts over a four year period.
The 2023 and 2022 performance-based stock awards include a market-based condition. The fair value of these awards were estimated through the use of the Monte Carlo valuation model at the time of grant, applying the following assumptions:

	2023	2022
Risk-free interest rate	4.56%	1.36%
Expected performance period	2.8 years	2.9 years
Expected volatility	35.80%	41.10%

The risk-free interest rate is based on the U.S Treasury rate, with a term equal to the expected performance period. The expected performance period reflects the remaining term of the awards’ performance period. Expected volatility is based on actual historical results.
A summary of the granted but unvested stock award activity, which included both time- and performance-based stock awards, for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	835,340	$21.84	778,971	$22.30	575,996	$23.42
Granted	322,425	22.14	279,750	21.47	388,392	21.53
Vested	(228,370)	22.55	(190,094)	23.14	(126,292)	24.04
Forfeited	(114,906)	22.07	(33,287)	22.17	(59,125)	24.39
Outstanding at end of year	814,489	$21.73	835,340	$21.84	778,971	$22.30
Stock Options
The Company’s stock options expire 10 years from the date of grant and generally vest at a rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the grant date. The Company typically issues treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company did not grant stock options for the years ended December 31, 2023, 2022 or 2021, and has not granted stock options since 2020.
A summary of option activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,210,684	$21.66	2,458,255	$21.02	2,838,867	$20.67
Exercised	(195,684)	14.59	(217,038)	14.17	(264,717)	14.80
Forfeited	(15,358)	20.44	—	—	(1,828)	23.78
Expired	(30,203)	18.32	(30,533)	23.68	(114,067)	26.62
Outstanding at end of year	1,969,439	$22.42	2,210,684	$21.66	2,458,255	$21.02
Options exercisable	1,663,506		1,645,901		1,583,521
The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.72 to $16.79	12,500	1.2 years	$14.10	12,500	1.2 years	$14.10
16.80 to 20.86	1,108,815	3.9	19.27	875,029	3.3	18.95
20.87 to 24.93	30,005	2.2	22.69	30,005	2.2	22.69
24.94 to 29.01	818,119	4.0	26.82	745,972	3.9	26.98
	1,969,439	3.9 years	$22.42	1,663,506	3.5 years	$22.58
The aggregate intrinsic value for both stock options outstanding and stock options exercisable at December 31, 2023 was $57,000.

Phantom Stock Units
In 2022, the Company also established the OceanFirst Bank Phantom Equity Plan to issue phantom stock units to select senior management employees. The phantom stock units are liability-classified time-based awards, which vest ratably over a three- to five- year period. The fair value is determined based on the Company’s stock price at the grant date and remeasured monthly. The phantom stock units are settled in cash when they vest.
Compensation Expense
The compensation expense for stock awards, stock options and phantom stock units were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Stock awards	$5,154	$5,698	$4,161
Stock options	700	940	1,244
Phantom stock units	1,092	554	—
Total	$6,946	$7,192	$5,405
At December 31, 2023, the Company had an estimated $13.1 million of unrecognized compensation costs related to non-vested stock awards, stock options, and phantom stock units. This cost will be recognized over the remaining vesting period of 1.97 years.
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
At December 31, 2023, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2023
Unused consumer and residential construction loan lines of credit (primarily floating-rate)	$349,382
Unused commercial and commercial construction loan lines of credit (primarily floating-rate)	1,098,322
Other commitments to extend credit:
Fixed-rate	48,214
Adjustable-rate	14,870
Floating-rate	119,941
The Company’s fixed-rate loan commitments generally expire within 90 days of issuance and carried interest rates ranging from 5.50% to 10.50% at December 31, 2023.
At December 31, 2023, the Company had $2.1 million of unfunded capital commitments related to investment funds.
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
At December 31, 2023, the Company is obligated under noncancelable operating leases and rental agreements for premises and equipment. Rental and lease expense under these leases were $5.7 million, $6.3 million, and $7.2 million for the years ended

December 31, 2023, 2022 and 2021, respectively. Refer to Note 17 Leases for the projected minimum lease commitments as of December 31, 2023.
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
Note 14. Earnings Per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Weighted average shares outstanding	59,399	59,219	59,873
Less: Unallocated ESOP shares	(257)	(378)	(360)
Unallocated incentive award shares	(194)	(111)	(107)
Average basic shares outstanding	58,948	58,730	59,406
Add: Effect of dilutive securities:
Incentive awards	9	148	243
Average diluted shares outstanding	58,957	58,878	59,649
For the years ended December 31, 2023, 2022 and 2021, antidilutive stock options of 1,775,000, 1,544,000, and 1,566,000, respectively, were excluded from the earnings per share calculation.

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
Equity Investments
Equity investments with readily determinable fair value are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1) or using inputs other than quoted prices that are based on market observable information (Level 2). Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (measurement alternative). Certain equity investments without readily determinable fair values are measured at NAV per share as a practical expedient, which are excluded from the fair value hierarchy levels in the table below.
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
The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$753,892	$43,036	$710,856	$—
Equity investments	53,166	—	53,166	—
Interest rate derivative asset	87,776	—	87,776	—
Interest rate derivative liability	(87,848)	—	(87,848)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,997	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	18,509	—	—	18,509
December 31, 2022
Items measured on a recurring basis:
Debt securities available-for-sale	$457,648	$—	$457,648	$—
Equity investments	61,942	430	61,511	—
Interest rate derivative asset	113,420	—	113,420	—
Interest rate derivative liability	(113,473)	—	(113,473)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	40,095	—	—	37,076
Loans measured for impairment based on the fair value of the underlying collateral (3)	9,635	—	—	9,635
(1) As of December 31, 2023 and 2022, equity investments of $47.0 million and $40.1 million, respectively, included $43.6 million and $37.1 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the year ended December 31, 2023 and $20.0 million of unrealized gains for the year ended December 31, 2022.
(2) As of December 31, 2023 and 2022, equity investments of $47.0 million and $40.1 million, respectively, included $3.4 million and $3.0 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
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
December 31, 2022
Beginning balance	$2,718
Transfers out of Level 3	(2,718)
Ending balance	$—
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the year ended December 31, 2023. During the year ended December 31, 2022, the Company executed its right to convert $2.7 million of preferred stock into common stock, which resulted in a transfer from Level 3 into Level 1.
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
Restricted Equity Investments
The fair value of these investments, which are primarily Federal Home Loan Bank of New York and Federal Reserve Bank stock, is its carrying value since this is the amount for which it could be redeemed. There is no active market for this stock and the Company is required to maintain a minimum investment as stipulated by the respective entities.
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
Loans held for sale are carried at the lower of unpaid principal balance, net, or estimated fair value on an aggregate basis. Estimated fair value is generally determined based on bid quotations from secondary markets.

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
The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of December 31, 2023 and 2022 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2023
Financial Assets:
Cash and due from banks	$153,718	$153,718	$—	$—
Debt securities held-to-maturity	1,159,735	—	1,068,438	—
Restricted equity investments	93,766	—	—	93,766
Loans receivable, net and loans held-for-sale	10,141,887	—	—	9,606,498
Financial Liabilities:
Deposits other than time deposits (1)	7,989,527	—	7,989,527	—
Time deposits	2,445,422	—	2,421,058	—
FHLB advances and other borrowings	1,045,092	—	1,008,351	—
Securities sold under agreements to repurchase with customers	73,148	73,148	—	—
December 31, 2022
Financial Assets:
Cash and due from banks	$167,946	$167,946	$—	$—
Debt securities held-to-maturity	1,221,138	—	1,097,984	12,057
Restricted equity investments	109,278	—	—	109,278
Loans receivable, net and loans held-for-sale	9,869,408	—	—	9,103,137
Financial Liabilities:
Deposits other than time deposits (1)	8,133,186	—	8,133,186	—
Time deposits	1,542,020	—	1,504,601	—
FHLB advances and other borrowings	1,406,569	—	1,416,384	—
Securities sold under agreements to repurchase with customers	69,097	69,097	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $5,000 and gains of $49,000 and $72,000 in commercial loan swap income resulting from fair value adjustments for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	For the Year Ended December 31,
	2023	2022
AOCL balance at beginning of period, net of tax	$(25)	$—
Unrealized losses recognized in OCI	(808)	(25)
Losses reclassified from AOCI into interest income	797	—
AOCL balance at end of period, net of tax	$(36)	$(25)
During the next twelve months ending December 31, 2024, the Company estimates that an additional $809,000 will be reclassified as a reduction to interest income.

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of December 31, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,418,276	$87,776	$87,801
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	47
Total Derivatives	$1,518,276	$87,776	$87,848
As of December 31, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,368,245	$113,420	$113,440
Derivatives Designated as Cash Flow Hedge
Interest rate swaps contract	100,000	—	33
Total Derivatives	$1,468,245	$113,420	$113,473
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 and $40,000 at December 31, 2023 and 2022, respectively. The amount of collateral received from third parties was $88.3 million and $104.5 million at December 31, 2023 and 2022, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $87.8 million and $113.5 million at December 31, 2023 and 2022, respectively.
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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		For the Year Ended
		December 31, 2023	December 31, 2022
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$18,979	$19,055
Finance lease ROU asset	Premises and equipment, net	1,304	1,532
Total lease ROU assets		$20,283	$20,587

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$20,018	$20,053
Finance lease liability	Other borrowings	1,685	1,934
Total lease liabilities		$21,703	$21,987
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $5.9 million and $7.7 million as of December 31, 2023 and 2022, respectively.
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

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	6.52 years	6.87 years
Finance lease	5.60 years	6.60 years
Weighted-Average Discount Rate
Operating leases	3.02%	2.86%
Finance lease	5.63	5.63

The following table represents lease expenses and other lease information (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Lease Expense
Operating lease expense	$4,634	$5,000	$5,935
Finance lease expense:
Amortization of ROU assets	228	207	199
Interest on lease liabilities (1)	101	104	112
Total	$4,963	$5,311	$6,246

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,571	$4,466	$5,263
Operating cash flows from finance leases	101	104	112
Financing cash flows from finance leases	249	214	195
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2024	$350	$4,376
2025	350	4,401
2026	350	3,833
2027	350	2,678
2028	350	1,524
Thereafter	209	5,544
Total	1,959	22,356
Less: Imputed interest	(274)	(2,338)
Total lease liabilities	$1,685	$20,018

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

The summarized financial information for the Company’s consolidated VIE consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$22,151	$30,062
Other assets	606	941
Total assets	22,757	31,003
Other liabilities	20,803	28,998
Net assets	$1,954	$2,005

Note 19. Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2023 and 2022 and condensed statements of operations and cash flows for the years ended December 31, 2023, 2022 and 2021 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank, and OceanFirst Risk Management, Inc., and non-wholly owned subsidiary, Trident, using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2023	2022
Assets:
Cash and due from banks	$12,083	$10,623
Advances to Bank	67,289	32,840
Equity securities	93,387	95,261
ESOP loan receivable	4,241	6,751
Investment in subsidiaries	1,672,406	1,630,199
Goodwill	5,827	5,827
Other assets	6,059	1,760
Total assets	$1,861,292	$1,783,261
Liabilities and Stockholders’ Equity:
Borrowings	$194,771	$193,469
Other liabilities	4,576	4,328
OceanFirst Financial Corp. stockholders’ equity	1,661,163	1,584,662
Non-controlling interest	782	802
Total stockholders’ equity	1,661,945	1,585,464
Total liabilities and stockholders’ equity	$1,861,292	$1,783,261
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Dividend income – subsidiaries	$97,043	$73,011	$40,000
Interest and dividend income – debt and equity securities	2,981	2,387	2,070
Interest income – advances to subsidiary Bank	2,182	562	298
Interest income – ESOP loan receivable	183	227	289
Net (loss) gain on equity investments	(3,732)	7,973	7,499
Total income	98,657	84,160	50,156
Interest expense – borrowings	13,569	10,861	11,102
Operating expenses	4,050	4,258	3,307
Income before income taxes and undistributed earnings of subsidiaries	81,038	69,041	35,747
Benefit for income taxes	3,807	959	1,018
Income before undistributed earnings of subsidiaries	84,845	70,000	36,765
Undistributed earnings of subsidiaries	19,220	77,357	73,311
Net income	104,065	147,357	110,076
Net income attributable to non-controlling interest	36	754	—
Net income attributable to OceanFirst Financial Corp.	$104,029	$146,603	$110,076

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$104,065	$147,357	$110,076
(Increase) decrease in advances to subsidiary Bank	(34,449)	30,640	37,824
Undistributed earnings of subsidiary Bank	(19,220)	(77,357)	(73,311)
Net loss (gain) on equity investments	3,732	(7,973)	(7,499)
Net premium amortization in excess of discount accretion on securities	981	1,185	755
Amortization of deferred costs on borrowings	598	548	824
Net amortization of purchase accounting adjustments	704	684	542
Change in other assets and other liabilities	(3,995)	2,336	7,359
Net cash provided by operating activities	52,416	97,420	76,570
Cash flows from investing activities:
Proceeds from sales of equity investments	4,822	6,482	98,791
Purchase of equity investments	(7,661)	(7,207)	(86,462)
Increase in ESOP loan receivable	—	—	(3,200)
Repayments on ESOP loan receivable	2,510	2,480	2,040
Cash consideration for acquisition, net of cash received	—	(7,084)	—
Net cash (used in) provided by investing activities	(329)	(5,329)	11,169
Cash flows from financing activities:
Repayments of other borrowings	—	(35,000)	(7,500)
Dividends paid	(51,274)	(47,511)	(44,510)
Purchase of treasury stock	—	(7,396)	(36,059)
Exercise of stock options	702	424	1,946
Distributions to non-controlling interest	(55)	(788)	—
Net cash used in financing activities	(50,627)	(90,271)	(86,123)
Net increase in cash and due from banks	1,460	1,820	1,616
Cash and due from banks at beginning of year	10,623	8,803	7,187
Cash and due from banks at end of year	$12,083	$10,623	$8,803

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 63.
(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2024 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2024 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2024 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2023 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	1,969,439	$22.42	4,070,746
Equity compensation plans not approved by stockholders	—	—	—
Total	1,969,439	$22.42	4,070,746

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2024 under the captions “Proposal 1. Election of Directors — Board Independence” and “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The independent public accounting firm is Deloitte & Touche LLP, Philadelphia, Pennsylvania. Their firm ID as assigned by the PCAOB is 34. The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 21, 2024 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of this report:
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No:	Exhibit Description	Reference
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
3.3	Certificate of Designation of 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Secretary of State of the State of Delaware and effective May 6, 2020.	Incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.1	Specimen of the Company’s 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A Certificate	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.2	Deposit Agreement, dated as of May 7, 2020, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.3	Form of Depositary Receipt	Incorporated herein by reference from Exhibit A included in Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.4	Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.5	First Supplemental Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit to Form 8-K filed on May 1, 2020.
4.6	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030	Incorporated herein by reference from Exhibit 4.2 to Form 8-K filed on May 1, 2020.
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K filed on March 1, 2021.

Exhibit No:	Exhibit Description	Reference
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.3(a)	OceanFirst Bank Executive Supplemental Retirement Income Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.

10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.25	Form of OceanFirst Financial Corp. 2011 Stock Incentive Plan Award Agreement for Stock Options	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.27	Form of OceanFirst Financial Corp. 2011 Cash Incentive Compensation Plan Award Agreement	Incorporated by reference from Exhibit to Form 8-K filed May 10, 2011.
10.28	2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.28A	Amendment No. 1 to 2011 Stock Incentive Plan	Incorporated herein by reference from Schedule 14-A Definitive Proxy Statement filed on April 26, 2017.
10.29	2011 Cash Incentive Compensation Plan	Incorporated herein by reference from Schedule 14-A Revised Definitive Proxy Statement filed on March 31, 2011.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.34	Form of OceanFirst Financial Corp 2011 Stock Incentive Plan Award Agreement for Stock Awards	Incorporated herein by reference from Exhibit to Form 8-K filed January 17, 2014.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.

Exhibit No:	Exhibit Description	Reference
10.35A	Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Joseph J. Lebel III, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.38	Separation, Non-Competition and Consulting Agreement, dated as of August 9, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Joseph M. Murphy, Jr.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on December 19, 2019.
10.39	Consulting Agreement, dated as of December 31, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and William D. Moss	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K/A filed on January 2, 2020.
10.40	OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 22, 2020.
10.41	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Stock Options	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.42	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Time-Vested Stock Awards	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.43	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Performance Based Stock Award Agreement	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.44	Amendment No.1 to the OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 20, 2021
10.45	Employment Agreement between OceanFirst Financial Corp. and Grace M. Vallacchi	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
10.47	Executive Employment Agreement between OceanFirst Financial Corp. and Patrick Barrett	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.48	Confidentiality and Executive Restriction Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.49	Executive Change in Control Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
14.1	Amended OceanFirst Bank, N.A. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
14.2	OceanFirst Financial Corp. Code of Ethics for Senior Officers	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith.
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of KPMG LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith.

Exhibit No:	Exhibit Description	Reference
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board
Chief Executive Officer

Date:	February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 23, 2024
Christopher D. Maher
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick S. Barrett	February 23, 2024
Patrick S. Barrett
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patrick Chong	February 23, 2024
Patrick Chong
(Principal Accounting Officer)

/s/ Anthony R. Coscia	February 23, 2024
Anthony R. Coscia
Director

/s/ John F. Barros	February 23, 2024
John F. Barros
Director

/s/ Michael D. Devlin	February 23, 2024
Michael D. Devlin
Director

/s/ Jack M. Farris	February 23, 2024
Jack M. Farris
Director

Name	Date

/s/ Robert C. Garrett	February 23, 2024
Robert C. Garrett
Director

/s/ Kimberly M. Guadagno	February 23, 2024
Kimberly M. Guadagno
Director

/s/ Nicos Katsoulis	February 23, 2024
Nicos Katsoulis
Director

/s/ Joseph J. Lebel	February 23, 2024
Joseph J. Lebel
Director, President and Chief Operating Officer

/s/ Joseph M. Murphy, Jr.	February 23, 2024
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	February 23, 2024
Steven M. Scopellite
Director

/s/ Grace C. Torres	February 23, 2024
Grace C. Torres
Director

/s/ Patricia L. Turner	February 23, 2024
Patricia L. Turner
Director

/s/ John E. Walsh	February 23, 2024
John E. Walsh
Director

/s/ Dalila Wilson-Scott	February 23, 2024
Dalila Wilson-Scott
Director