Form 10-Q
period 2024-03-31
OCEANFIRST FINANCIAL CORP
filed 2024-05-02
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
As of April 29, 2024, there were 58,713,469 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023	March 31, 2023
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,418,978	$13,538,253	$13,555,175
Loans receivable, net of allowance for loan credit losses	10,068,209	10,136,721	9,986,949
Deposits	10,236,851	10,434,949	9,993,095
Total stockholders’ equity	1,665,837	1,661,945	1,610,371
SELECTED OPERATING DATA:
Net interest income	86,224	87,824	98,802
Provision for credit losses	591	3,153	3,013
Other income	12,286	11,861	2,073
Operating expenses	58,672	60,189	61,309
Net income	28,610	27,752	27,899
Net income attributable to OceanFirst Financial Corp.	28,667	27,682	27,883
Net income available to common stockholders	27,663	26,678	26,879
Diluted earnings per share	0.47	0.46	0.46
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	28.32	27.96	27.07
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	42.55%	43.48%	43.48%
Stockholders’ equity to total assets	12.41	12.28	11.88
Return on average assets (2) (3) (4)	0.82	0.78	0.82
Return on average stockholders’ equity (2) (3) (4)	6.65	6.41	6.77
Net interest rate spread (5)	2.23	2.25	2.94
Net interest margin (2) (6)	2.81	2.82	3.34
Operating expenses to average assets (2) (4)	1.74	1.76	1.88
Efficiency ratio (4) (7)	59.56	60.38	60.78
Loan-to-deposit ratio (8)	98.90	97.70	100.50
ASSET QUALITY (9):
Non-performing loans (10)	$35,011	$29,548	$22,437
Allowance for loan credit losses as a percent of total loans receivable (8) (11)	0.66%	0.66%	0.60%
Allowance for loan credit losses as a percent of total non-performing loans (10) (11)	191.86	227.21	268.28
Non-performing loans as a percent of total loans receivable (8) (10)	0.35	0.29	0.22
Non-performing assets as a percent of total assets (10)	0.26	0.22	0.17
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Performance ratios for the quarter ended March 31, 2024 included a net benefit related to a net gain on equity investments, a net gain on sale of trust business and the Federal Deposit Insurance Corporation (“FDIC”) special assessment of $2.7 million, or $2.0 million, net of tax expense. Performance ratios for the quarter ended December 31, 2023 included a net benefit related to a net gain on equity investments and the FDIC special assessment of $513,000, or $384,000, net of tax expense. Performance ratios for the quarter ended March 31, 2023 included a net expense related to merger related expenses, net branch consolidation expense, net loss on equity investments, and net loss on sale of investments of $7.6 million, or $5.8 million, net of tax benefit.
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
(9) At March 31, 2024 and December 31, 2023, non-performing loans included the remaining exposure of $8.8 million on a single commercial real estate relationship that was partially charged-off during the year ended December 31, 2023.
(10) Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(11) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $7.0 million, $7.5 million, and $10.5 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas of Philadelphia, New York, Baltimore, and Boston. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the quarter ended March 31, 2024 were as follows:

•Net Interest Margin: Net interest margin of 2.81%, reflecting a level of stabilization.
•Capital Accretion: The Company continued to build capital, while also resuming share repurchases. The Company’s common equity tier 1 capital ratio and book value per share were 11.01% and $28.32, respectively, and increased 15 basis points and $0.36 from the prior linked quarter. The Company repurchased 957,827 shares totaling $15.1 million.
•Expense Management: The Company continued to exercise disciplined expense control. Non-interest expense was $58.7 million, which included a FDIC special assessment charge of $418,000.
•Asset Quality: Asset quality metrics remain strong as criticized and classified assets, non-performing loans, and loans 30 to 89 days past due as a percentage of total loans receivable were 1.65%, 0.35%, and 0.17%, respectively. These metrics continue to reflect strong credit performance and remain low compared to pre-pandemic levels.
The current quarter results were impacted by the following matters. Net interest income and margin were modestly impacted by a continued mix-shift to and repricing of higher-cost funding that offset the increase in yields on interest-earning assets. Deposit beta, which is the change in rates paid to customers relative to the change in federal funds target rate, increased modestly to 40%, from 38% in the prior linked quarter. Additionally, the results included several non-recurring matters, which included a $1.2 million gain on sale of a portion of the Company’s trust business, a $1.2 million write-off in income tax expense, $418,000 in FDIC special assessments, and $345,000 in bank owned life insurance death benefits.
Net income available to common stockholders for the quarter ended March 31, 2024 increased to $27.7 million, or $0.47 per diluted share, as compared to $26.9 million, or $0.46 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders were $1.0 million for each of the three months ended March 31, 2024 and 2023, respectively.
On April 18, 2024, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended March 31, 2024, will be paid on May 17, 2024 to common stockholders of record on May 6, 2024. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on May 15, 2024 to preferred stockholders of record on April 30, 2024.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three months ended March 31, 2024, interest income included net loan fees of $737,000, as compared to $598,000 for the same prior year period.
The following table sets forth certain information relating to the Company for the three months ended March 31, 2024 and 2023. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$163,192	$2,226	5.49%	$129,740	$938	2.93%
Securities (2)	2,098,421	22,255	4.27	1,955,399	16,376	3.40
Loans receivable, net (3)
Commercial	6,925,048	104,421	6.06	6,840,006	92,780	5.50
Residential real estate	2,974,468	28,596	3.85	2,872,049	25,161	3.50
Home equity loans and lines and other consumer (“other consumer”)	248,396	4,104	6.65	263,404	3,779	5.82
Allowance for loan credit losses, net of deferred loan costs and fees	(59,141)	—	—	(50,554)	—	—
Loans receivable, net	10,088,771	137,121	5.46	9,924,905	121,720	4.96
Total interest-earning assets	12,350,384	161,602	5.26	12,010,044	139,034	4.68
Non-interest-earning assets	1,206,336			1,234,549
Total assets	$13,556,720			$13,244,593
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,925,965	20,795	2.13%	$3,863,338	6,269	0.66%
Money market	1,092,003	9,172	3.38	705,631	1,759	1.01
Savings	1,355,718	4,462	1.32	1,369,118	334	0.10
Time deposits	2,414,063	25,426	4.24	1,826,662	12,968	2.88
Total	8,787,749	59,855	2.74	7,764,749	21,330	1.11
Federal Home Loan Bank (“FHLB”) advances	644,818	7,771	4.85	1,222,791	14,614	4.85
Securities sold under agreements to repurchase	68,500	411	2.41	71,898	90	0.51
Other borrowings (4)	500,901	7,341	5.89	306,156	4,198	5.56
Total borrowings	1,214,219	15,523	5.14	1,600,845	18,902	4.79
Total interest-bearing liabilities	10,001,968	75,378	3.03	9,365,594	40,232	1.74
Non-interest-bearing deposits	1,634,583			2,028,507
Non-interest-bearing liabilities (4)	247,129			240,815
Total liabilities	11,883,680			11,634,916
Stockholders’ equity	1,673,040			1,609,677
Total liabilities and equity	$13,556,720			$13,244,593
Net interest income		$86,224			$98,802
Net interest rate spread (5)			2.23%			2.94%
Net interest margin (6)			2.81%			3.34%
Total cost of deposits (including non-interest-bearing deposits)			2.31%			0.88%

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
(4)For 2023, includes reclassifications to conform with current period presentation.
(5)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023
Total assets decreased by $119.3 million to $13.42 billion, from $13.54 billion, primarily due to decreases in loans and debt securities. Total loans decreased by $68.9 million to $10.13 billion, from $10.19 billion, due to loan payoffs and lower loan originations. For more information on the composition of the loan portfolio, see “Lending Activities.” Held-to-maturity debt securities decreased by $31.1 million to $1.13 billion, from $1.16 billion, primarily due to principal repayments. Other assets increased by $20.3 million to $200.0 million, from $179.7 million, primarily due to an increase in market values associated with customer interest rate swap programs.
Total liabilities decreased by $123.2 million to $11.75 billion, from $11.88 billion primarily related to lower deposits and a funding mix shift. Deposits decreased by $198.1 million to $10.24 billion, from $10.43 billion. Time deposits decreased to $2.32 billion, from $2.45 billion, or 22.7% and 23.4% of total deposits, respectively, which was primarily related to planned runoff of brokered time deposits, which decreased by $88.1 million. The loan-to-deposit ratio was 98.9%, as compared to 97.7%. FHLB advances decreased by $190.2 million to $658.4 million, from $848.6 million due to mix shift in funding sources to other borrowings, which increased by $229.3 million to $425.7 million, from $196.5 million, as a result of lower cost funding availability.
Other liabilities increased by $36.4 million to $337.1 million, from $300.7 million, primarily due to an increase in the market values associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at March 31, 2024, including the Company’s common equity tier one capital ratio which increased to 11.01%, up 15 basis points from December 31, 2023.
Total stockholders’ equity increased to $1.67 billion, as compared to $1.66 billion, primarily reflecting net income, partially offset by capital returns comprising of share repurchases and dividends. For the quarter ended March 31, 2024, the Company repurchased 957,827 shares totaling $15.1 million representing a weighted average cost per share of $15.64. The Company had 1,976,611 shares available for repurchase under the authorized repurchase program. Additionally, accumulated other comprehensive loss decreased by $1.4 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax. The Company’s stockholders’ equity to assets ratio was 12.41%, as compared to 12.28% and book value per share increased to $28.32, as compared to $27.96.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023
General
Net income available to common stockholders increased to $27.7 million, or $0.47 per diluted share, as compared to $26.9 million, or $0.46 per diluted share. Net income for the quarter ended March 31, 2024 included net gains on equity investments of $1.9 million, a net gain on sale of a portion of its trust business of $1.2 million, and the special FDIC assessment of $418,000. These items increased net income by $2.0 million, net of tax, for the quarter ended March 31, 2024. Net income for the quarter ended March 31, 2023 included merger related expenses of $22,000, net branch consolidation expense of $70,000, net loss on equity investments of $2.2 million and net loss on sale of investments of $5.3 million. These items decreased net income by $5.8 million, net of tax, for the quarter ended March 31, 2023.
Interest Income
Interest income increased to $161.6 million, from $139.0 million and the yield on average interest-earning assets increased to 5.26%, from 4.68%. The average balance of interest-earning assets increased by $340.3 million, primarily driven by growth of $163.9 million in total loans and $143.0 million in securities.
Interest Expense
Interest expense increased to $75.4 million, from $40.2 million, primarily due to a $1.02 billion increase in the average balance of deposits and a $194.7 million increase in the average balance of other borrowings, partly offset by a $578.0 million decrease in the average balance of FHLB advances, which reflect a shift in funding sources. The cost of average interest-bearing liabilities increased to 3.03%, from 1.74%, primarily due to higher cost of deposits. The total cost of deposits (including non-interest-bearing deposits) increased to 2.31%, from 0.88%.

Net Interest Income and Margin
Net interest income decreased to $86.2 million, from $98.8 million, primarily reflecting the net impact of the higher interest rate environment. The net interest margin decreased to 2.81%, from 3.34%, primarily due to the increase in cost of funds outpacing the increase in yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses was $591,000, as compared to $3.0 million. The current quarter provision was driven by the net effect of continued uncertainty impacting the banking industry and improvements in macro-economic forecasts. Net loan charge-offs were $349,000 primarily related to a single consumer borrower, as compared to net loan recoveries of $47,000.
Non-interest Income
Other income increased to $12.3 million, as compared to $2.1 million. Other income was favorably impacted by net gains on equity investments of $1.9 million and a net gain on sale of a portion of its trust business of $1.2 million. The prior year period’s other income was adversely impacted by a net loss equity investments of $2.2 million and net loss on sale of investment of $5.3 million. The remaining decrease of $370,000 was driven by a decrease in fees and service charges of $686,000 on lower retail deposit fees and title activity.
Non-interest Expense
Operating expenses decreased to $58.7 million, as compared to $61.3 million. Operating expenses were adversely impacted by an FDIC special assessment of $418,000 in the current year, and $92,000 from merger-related and net branch consolidation expenses in the prior year. The remaining decrease of $3.0 million was driven by decreases in professional fees of $2.4 million and compensation and employee benefits expenses of $1.2 million, which reflect the net realization of the Company’s performance improvements initiatives and strategic investments made over the past year.
Income Tax Expense
The provision for income taxes was $10.6 million, as compared to $8.7 million. The effective tax rate was 27.1%, as compared to 23.7%. The current quarter's effective tax rate was negatively impacted by 3.0% due to a write-off of a deferred tax asset of $1.2 million.

Liquidity and Capital Resources
Liquidity Management
The Company manages its liquidity and funding needs through its Treasury function and the Asset Liability Committee. The Company has an internal policy that addresses liquidity and management monitors the adherence to policy limits to satisfy current and future cash flow needs. The policy includes internal limits, monitoring of key indicators, deposit concentrations, liquidity sources and availability, stress testing, collateral management, and other qualitative and quantitative metrics.
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of March 31, 2024, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of March 31, 2024, total on-balance sheet liquidity and funding capacity was $3.7 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the Federal Deposit Insurance Corporation insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At March 31, 2024, the Bank reported in its Call Report $5.36 billion of estimated uninsured deposits. This total included $2.45 billion of collateralized government deposits and $1.40 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.52 billion, or 14.7% of total deposits. On-balance-sheet liquidity and funding capacity represented 243.8% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from sale of investments, and the issuance of debt, preferred and common stock. For the three months ended March 31, 2024, the Parent Company received dividend payments of $41.0 million from the Bank. At March 31, 2024, the Parent Company held $90.5 million in cash and cash equivalents.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including lines of credit at multiple financial institutions, and access to the FRB discount window.
As of March 31, 2024, the Company pledged $7.34 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.35 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $658.4 million of FHLB advances, including $49.8 million of overnight borrowings as of March 31, 2024, as compared to $848.6 million of FHLB term advances at December 31, 2023, and no outstanding overnight borrowings from the FHLB. The Company had $425.7 million of other borrowings as of March 31, 2024, as compared to $196.5 million at December 31, 2023, reflecting a shift in funding sources from FHLB advances to other borrowings. The Company had no outstanding borrowings from the FRB discount window at both March 31, 2024 or December 31, 2023.
The Company’s cash needs for the quarter ended March 31, 2024 were primarily satisfied by the increase in other borrowings. The cash was utilized for the reduction of FHLB advances and deposits.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At March 31, 2024, outstanding commitments to originate loans totaled $136.5 million and outstanding undrawn lines of credit totaled $1.40 billion, of which $1.07 billion were commitments to commercial and commercial construction borrowers and $330.4 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At March 31, 2024, the Company also had various contractual obligations, which included debt obligations of $1.15 billion, including finance lease obligations of $1.6 million, and an additional $19.1 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.24 billion at March 31, 2024.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the quarter ended March 31, 2024, the Company resumed repurchase activity, repurchasing 957,827 shares of its common stock totaling $15.1 million. At March 31, 2024, there were 1,976,611 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first three months of March 31, 2024 were $11.9 million. Cash dividends on preferred stock declared and paid during the first three months of March 31, 2024 were $1.0 million.
The Company’s ability to continue to repurchase shares of common stock and pay dividends remain dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to repurchase shares of common stock or pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders. These regulatory policies may affect the ability of the Parent Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
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
Additionally, management performs multiple capital stress test scenarios periodically, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of March 31, 2024, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of March 31, 2024 and December 31, 2023, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2024	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,223,658	9.38%	$521,831	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,093,935	11.01	695,214	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,223,658	12.32	844,189	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,419,157	14.29	1,042,821	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,148,120	8.87%	$517,815	4.00%		$647,269	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,148,120	11.68	687,868	7.00	(1)	638,734	6.50
Tier 1 capital (to risk-weighted assets)	1,148,120	11.68	835,268	8.50	(1)	786,134	8.00
Total capital (to risk-weighted assets)	1,218,619	12.40	1,031,802	10.50	(1)	982,668	10.00
As of December 31, 2023
Company:
Tier 1 capital (to average assets)	$1,218,142	9.31%	$523,588	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,088,542	10.86	701,778	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,218,142	12.15	852,159	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,413,400	14.10	1,052,667	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,155,896	8.90%	$519,690	4.00%		$649,612	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,155,896	11.65	694,620	7.00	(1)	645,004	6.50
Tier 1 capital (to risk-weighted assets)	1,155,896	11.65	843,467	8.50	(1)	793,852	8.00
Total capital (to risk-weighted assets)	1,226,154	12.36	1,041,930	10.50	(1)	992,315	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At March 31, 2024 and December 31, 2023, the Company maintained a stockholders’ equity to total assets ratio of 12.41% and 12.28%, respectively.

Lending Activities
Loan Portfolio Composition. At March 31, 2024, the Company had total loans outstanding of $10.13 billion, of which $6.24 billion, or 61.6% of total loans, were commercial real estate, multi-family, and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of $677.2 million of commercial and industrial loans, or 6.7% of total loans; $2.97 billion of residential real estate loans, or 29.3% of total loans; and $245.9 million of consumer loans, primarily home equity loans and lines of credit, or 2.4% of total loans.
Commercial real estate. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. At March 31, 2024, of the total commercial real estate portfolio, $5.32 billion or 85.3% was considered investor-owned and $914.6 million or 14.7% was considered owner-occupied.
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
For investor-owned properties, because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy. As a result, the Bank is particularly vigilant of this portfolio. The Bank believes this portfolio is highly diversified with loans secured by a variety of property types in multiple geographies and the portfolio exhibits stable credit quality.
The following tables present additional information on the Company’s commercial real estate - investor owned loans. The Company’s commercial real estate - investor owned loans by industry as of March 31, 2024:

	As of March 31, 2024
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$531,666	11%	52%	1.7x
Medical	311,497	7	57	1.7
Credit Tenant	262,224	6	64	1.5
Total Office (3)	1,105,387	24	56	1.7
Retail	1,081,900	23	57	1.9
Multi-family (4)	883,877	19	58	1.6
Industrial/warehouse	721,762	15	52	2.0
Hospitality	153,524	3	48	1.9
Other (5)	739,773	16	46	1.8
Total	$4,686,223	100%	54	1.8
Construction	636,532
Total CRE Investor owned and construction	$5,322,755
(1) Represents the weighted average of loan balances as of March 31, 2024 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Central business district (“CBD”) exposure represents $123 million, or 11.1%, of the total office loan balance. Office CBD loans had a weighted average LTV of 66% and weighted average debt service coverage ratio of 1.6x. $82 million, or 67%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers. New York City office CBD loans represent $16 million, or 0.12% of the Company’s total assets.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represent $36 million, or 0.27% of the Company’s total assets.
(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of March 31, 2024:

	As of March 31, 2024
(dollars in thousands)	Amount	Percent of Total
New York	$1,546,423	33%
Pennsylvania and Delaware	1,254,500	27
New Jersey	1,177,786	25
Maryland and District of Columbia	149,624	3
Massachusetts	149,020	3
Other	408,870	9
Total	$4,686,223	100%
Construction	636,532
Total CRE investor owned and construction	$5,322,755
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31,	December 31,
	2024	2023
	(dollars in thousands)
Non-performing loans (1):
Commercial real estate – investor	$21,507	$20,820
Commercial real estate – owner occupied	3,355	351
Commercial and industrial	567	304
Residential real estate	7,181	5,542
Other consumer	2,401	2,531
Total non-performing loans and assets	$35,011	$29,548
PCD loans, net of allowance for loan credit losses	$16,700	$16,122
Delinquent loans 30-89 days	$17,534	$19,202
Allowance for loan credit losses as a percent of total loans (2)	0.66%	0.66%
Allowance for loan credit losses as a percent of total non-performing loans (2)	191.86	227.21
Non-performing loans as a percent of total loans receivable	0.35	0.29
Non-performing assets as a percent of total assets	0.26	0.22
(1)As of March 31, 2024 and December 31, 2023, non-performing loans included the remaining exposure of $8.8 million on a single commercial real estate relationship that was partially charged-off during 2023
(2)Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $7.0 million and $7.5 million at March 31, 2024 and December 31, 2023, respectively.
Overall asset quality metrics remained strong for the quarter. The Company’s non-performing loans represented 0.35% and 0.29% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 191.86%, as compared to 227.21%. The level of 30 to 89 days delinquent loans decreased to $17.5 million, from $19.2 million. The Company’s allowance for loan credit losses was 0.66% of total loans for each period.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	March 31,	December 31,
	2024	2023
Special Mention	$69,283	$40,385
Substandard	98,241	106,552
The increase in special mention loans was primarily due to new downgrades of three commercial relationships totaling $33.5 million, partly offset by three commercial loans totaling $3.5 million which were upgraded during the quarter. Additionally, the decrease in substandard loans was primarily due to two CRE-Investor Owned relationships totaling $7.6 million that migrated from substandard to pass.

Critical Accounting Policies and Estimates

Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations and high level of subjectivity. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
Goodwill in accordance with ASC 350, Intangibles – Goodwill and Other was a critical accounting estimate in the preparation of the consolidated financial statements.

Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2024
In June 2022, the financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In March 2023, FASB issued ASU 2023-02, “Investments - Equity Method and Joint Venture (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. The amendments in this ASU permit reporting entities to account for the tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this standard to have an impact on the consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, inflation, general economic conditions, potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio, including the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the effect of the Company’s rating under the Community Reinvestment Act, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2023 Form 10-K.
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(4.9)%	3.0%	(12.8)%	(2.2)%
200	(3.0)	2.3	(9.1)	(1.3)
100	(1.4)	1.5	(5.2)	(0.4)
Static	—	—	—	—
(100)	1.8	(1.6)	7.0	(0.5)
(200)	2.7	(3.7)	8.8	(1.9)
(300)	0.3	(6.6)	6.8	(4.2)
The net interest income sensitivity results indicate that at March 31, 2024 the Company was modestly asset sensitive. The change in sensitivity between March 31, 2024 and December 31, 2023 was impacted by a deposit mix shift within non-maturity deposits with lower betas as well as a change in loan prepayments, partially offset by an increase in overnight borrowings and reduction in short-term time deposits.

Overall, the measure of EVE at risk decreased in all rate scenarios from December 31, 2023 to March 31, 2024. This decrease was the result of a deposit mix shift within non-maturity deposits with lower betas and longer average lives, as well as a change in loan prepayments.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$130,422	$153,718
Debt securities available-for-sale, at estimated fair value	744,944	753,892
Debt securities held-to-maturity, net of allowance for securities credit losses of $1,058 at March 31, 2024 and $1,133 at December 31, 2023 (estimated fair value of $1,029,965 at March 31, 2024 and $1,068,438 at December 31, 2023)	1,128,666	1,159,735
Equity investments	103,201	100,163
Restricted equity investments, at cost	85,689	93,766
Loans receivable, net of allowance for loan credit losses of $67,173 at March 31, 2024 and $67,137 at December 31, 2023	10,068,209	10,136,721
Loans held-for-sale	4,702	5,166
Interest and dividends receivable	52,502	51,874
Premises and equipment, net	119,211	121,372
Bank owned life insurance	266,615	266,498
Assets held for sale	28	28
Goodwill	506,146	506,146
Core deposit intangible	8,669	9,513
Other assets	199,974	179,661
Total assets	$13,418,978	$13,538,253
Liabilities and Stockholders’ Equity
Deposits	$10,236,851	$10,434,949
Federal Home Loan Bank (“FHLB”) advances	658,436	848,636
Securities sold under agreements to repurchase with customers	66,798	73,148
Other borrowings	425,722	196,456
Advances by borrowers for taxes and insurance	28,187	22,407
Other liabilities	337,147	300,712
Total liabilities	11,753,141	11,876,308
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both March 31, 2024 and December 31, 2023	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,505,408 and 62,182,767 shares issued at March 31, 2024 and December 31, 2023, respectively; and 58,812,498 and 59,447,684 shares outstanding at March 31, 2024 and December 31, 2023, respectively	613	613
Additional paid-in capital	1,163,282	1,161,755
Retained earnings	608,355	592,542
Accumulated other comprehensive loss	(19,415)	(20,862)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,470)	(3,780)
Treasury stock, 3,692,910 and 2,735,083 shares at March 31, 2024 and December 31, 2023, respectively	(84,254)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,665,112	1,661,163
Non-controlling interest	725	782
Total stockholders’ equity	1,665,837	1,661,945
Total liabilities and stockholders’ equity	$13,418,978	$13,538,253

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Interest income:
Loans	$137,121	$121,720
Debt securities	19,861	14,286
Equity investments and other	4,620	3,028
Total interest income	161,602	139,034
Interest expense:
Deposits	59,855	21,330
Borrowed funds	15,523	18,902
Total interest expense	75,378	40,232
Net interest income	86,224	98,802
Provision for credit losses	591	3,013
Net interest income after provision for credit losses	85,633	95,789
Other income:
Bankcard services revenue	1,416	1,330
Trust and asset management revenue	526	612
Fees and service charges	4,473	5,159
Net gain on sales of loans	357	20
Net gain (loss) on equity investments	1,923	(6,801)
Income from bank owned life insurance	1,862	1,281
Commercial loan swap income	138	701
Other	1,591	(229)
Total other income	12,286	2,073
Operating expenses:
Compensation and employee benefits	32,759	33,920
Occupancy	5,199	5,239
Equipment	1,130	1,205
Marketing	990	982
Federal deposit insurance and regulatory assessments	3,135	1,749
Data processing	5,956	6,154
Check card processing	1,050	1,281
Professional fees	2,732	5,098
Amortization of core deposit intangible	844	1,027
Branch consolidation expense, net	—	70
Merger related expenses	—	22
Other operating expense	4,877	4,562
Total operating expenses	58,672	61,309
Income before provision for income taxes	39,247	36,553
Provision for income taxes	10,637	8,654
Net income	28,610	27,899
Net (loss) income attributable to non-controlling interest	(57)	16
Net income attributable to OceanFirst Financial Corp.	28,667	27,883
Dividends on preferred shares	1,004	1,004
Net income available to common stockholders	$27,663	$26,879
Basic earnings per share	$0.47	$0.46
Diluted earnings per share	$0.47	$0.46
Average basic shares outstanding	58,789	58,774
Average diluted shares outstanding	58,791	58,918
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income	$28,610	$27,899
Other comprehensive income:
Net unrealized gain on debt securities (net of tax expense of $634 in 2024 and $1,766 in 2023)	1,993	5,547
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $42 in 2024 and $56 in 2023)	61	79
Unrealized (loss) gain on derivative hedges (net of tax benefit of $302 in 2024 and tax expense of $131 in 2023)	(949)	412
Reclassification adjustment for losses included in net income (net of tax expense of $109 in 2024 and $201 in 2023)	342	629
Total other comprehensive income, net of tax	1,447	6,667
Total comprehensive income	30,057	34,566
Less: comprehensive (loss) income attributable to non-controlling interest	(57)	16
Comprehensive income attributable to OceanFirst Financial Corp.	30,114	34,550
Less: Dividends on preferred shares	1,004	1,004
Total comprehensive income available to common stockholders	$29,110	$33,546
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income	—	—	—	27,883	—	—	—	16	27,899
Other comprehensive income, net of tax	—	—	—	—	6,667	—	—	—	6,667
Stock compensation	—	—	1,828	—	—	—	—	—	1,828
Allocation of ESOP stock	—	—	61	—	—	603	—	—	664
Cash dividend $0.20 per share	—	—	—	(11,755)	—	—	—	—	(11,755)
Exercise of stock options	—	1	1,297	(690)	—	—	—	—	608
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at March 31, 2023	$1	$613	$1,158,007	$554,941	$(29,315)	$(5,588)	$(69,106)	$818	$1,610,371

Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945
Net income	—	—	—	28,667	—	—	—	(57)	28,610
Other comprehensive income, net of tax	—	—	—	—	1,447	—	—	—	1,447
Stock compensation	—	—	1,541	—	—	—	—	—	1,541
Allocation of ESOP stock	—	—	(43)	—	—	310	—	—	267
Cash dividend $0.20 per share	—	—	—	(11,850)	—	—	—	—	(11,850)
Repurchase of 957,827 shares of common stock	—	—	29	—	—	—	(15,148)	—	(15,119)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at March 31, 2024	$1	$613	$1,163,282	$608,355	$(19,415)	$(3,470)	$(84,254)	$725	$1,665,837

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$28,610	$27,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,869	3,094
Allocation of ESOP stock	267	664
Stock compensation	1,541	1,828
Net excess tax expense on stock compensation	365	250
Amortization of servicing asset	19	15
Net premium amortization in excess of discount accretion on securities	14	1,093
Net amortization of deferred costs on borrowings	152	147
Amortization of core deposit intangible	844	1,027
Net accretion of purchase accounting adjustments	(947)	(1,267)
Net amortization of deferred fees/costs and premiums/discounts on loans	(588)	(138)
Provision for credit losses	591	3,013
Net gain on sale of fixed assets	—	(6)
Net loss on sales of available-for-sale securities	110	697
Net (gain) loss on equity investments	(1,923)	6,801
Net gain on sales of loans	(357)	(20)
Proceeds from sales of residential loans held for sale	30,322	3,881
Residential loans originated for sale	(29,501)	(5,056)
Increase in value of bank owned life insurance	(1,862)	(1,281)
Increase in interest and dividends receivable	(628)	(2,638)
Deferred tax provision (benefit)	1,422	(16)
(Increase) decrease in other assets	(20,997)	23,221
Increase (decrease) in other liabilities	35,789	(38,834)
Total adjustments	17,502	(3,525)
Net cash provided by operating activities	46,112	24,374
Cash flows from investing activities:
Net decrease (increase) in loans receivable	69,501	(120,505)
Purchase of debt securities available-for-sale	(6,628)	(4,287)
Purchase of debt securities held-to-maturity	(1,994)	(55,444)
Purchase of equity investments	(1,282)	(6,736)
Proceeds from maturities and calls of debt securities available-for-sale	5,610	15,500
Proceeds from maturities and calls of debt securities held-to-maturity	9,002	6,980
Proceeds from sales of debt securities available-for-sale	390	1,300
Proceeds from sale of equity investments	—	661
Principal repayments on debt securities available-for-sale	12,491	—
Principal repayments on debt securities held-to-maturity	24,371	24,273
Proceeds from bank owned life insurance	1,745	230
Proceeds from the redemption of restricted equity investments	20,850	58,129
Purchases of restricted equity investments	(12,773)	(64,596)
Purchases of premises and equipment	(680)	(2,153)
Net cash provided by (used in) investing activities	120,603	(146,648)

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(198,053)	$317,973
(Decrease) increase in short-term borrowings	(6,373)	1,814
Net (repayment) proceeds from FHLB advances	(190,200)	135,400
Net proceeds from other borrowings	229,000	—
Increase in advances by borrowers for taxes and insurance	5,780	9,793
Exercise of stock options	—	608
Payment of employee taxes withheld from stock awards and phantom stock units	(2,192)	(2,308)
Purchase of treasury stock	(15,119)	—
Dividends paid	(12,854)	(12,759)
Net cash (used in) provided by financing activities	(190,011)	450,521
Net (decrease) increase in cash and due from banks and restricted cash	(23,296)	328,247
Cash and due from banks and restricted cash at beginning of period	153,718	167,986
Cash and due from banks and restricted cash at end of period	$130,422	$496,233
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$153,718	$167,946
Restricted cash at beginning of period	—	40
Cash and due from banks and restricted cash at beginning of period	$153,718	$167,986
Cash and due from banks at end of period	$130,422	$496,193
Restricted cash at end of period	—	40
Cash and due from banks and restricted cash at end of period	$130,422	$496,233
Cash paid during the period for:
Interest	$62,818	$33,914
Income taxes	1,898	1,268
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	103	135
Net loan charge-offs (recoveries)	349	(47)
Transfer of securities from held-to-maturity to available-for-sale	500	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, and Country Property Holdings, Inc; and a majority controlling interest in Trident Abstract Title Agency, LLC (“Trident”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the full year 2024 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding	59,207	59,291
Less: Unallocated ESOP shares	(189)	(302)
Unallocated incentive award shares	(229)	(215)
Average basic shares outstanding	58,789	58,774
Add: Effect of dilutive securities:
Incentive awards	2	144
Average diluted shares outstanding	58,791	58,918
For the three months ended March 31, 2024 and 2023, antidilutive stock options of 1,801,000 and 852,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At March 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$65,818	$—	$(6,166)	$59,652	$—
Corporate debt securities	11,831	17	(1,178)	10,670	—
Asset-backed securities	289,632	113	(1,619)	288,126	—
Mortgage-backed securities (“MBS”):
Agency residential	291,759	1,460	(12)	293,207	—
Agency commercial	109,352	—	(16,063)	93,289	—
Total mortgage-backed securities	401,111	1,460	(16,075)	386,496	—
Total debt securities available-for-sale	$768,392	$1,590	$(25,038)	$744,944	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$213,231	$188	$(15,535)	$197,884	$(36)
Corporate debt securities	66,583	192	(3,543)	63,232	(916)
Mortgage-backed securities:
Agency residential	747,094	178	(75,407)	671,865	—
Agency commercial	82,208	2	(4,312)	77,898	—
Non-agency commercial	20,608	—	(1,522)	19,086	(106)
Total mortgage-backed securities	849,910	180	(81,241)	768,849	(106)
Total debt securities held-to-maturity	$1,129,724	$560	$(100,319)	$1,029,965	$(1,058)
Total debt securities	$1,898,116	$2,150	$(125,357)	$1,774,909	$(1,058)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$66,490	$—	$(5,796)	$60,694	$—
Corporate debt securities	10,096	11	(981)	9,126	—
Asset-backed securities	295,796	—	(4,252)	291,544	—
Mortgage-backed securities:
Agency residential	298,107	183	(97)	298,193	—
Agency commercial	109,590	—	(15,255)	94,335	—
Total mortgage-backed securities	407,697	183	(15,352)	392,528	—
Total debt securities available-for-sale	$780,079	$194	$(26,381)	$753,892	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$222,009	$251	$(14,550)	$207,710	$(39)
Corporate debt securities	69,809	391	(3,941)	66,259	(987)
Mortgage-backed securities:
Agency residential	765,632	901	(70,040)	696,493	—
Agency commercial	82,734	10	(3,678)	79,066	—
Non-agency commercial	20,684	—	(1,774)	18,910	(107)
Total mortgage-backed securities	869,050	911	(75,492)	794,469	(107)
Total debt securities held-to-maturity	$1,160,868	$1,553	$(93,983)	$1,068,438	$(1,133)
Total debt securities	$1,940,947	$1,747	$(120,364)	$1,822,330	$(1,133)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Allowance for securities credit losses
Beginning balance	$(1,133)	$(1,128)
Benefit for credit losses	75	85
Total ending allowance balance	$(1,058)	$(1,043)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at March 31, 2024, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of March 31, 2024
State and municipal debt obligations	$213,231	$—	$213,231
Corporate debt securities	53,047	13,536	66,583
Non-agency commercial MBS	20,608	—	20,608
Total debt securities held-to-maturity	$286,886	$13,536	$300,422
There were $110,000 and $697,000 of realized losses on sale of debt securities available-for-sale for the three months ended March 31, 2024 and 2023, respectively. These realized gains/losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at March 31, 2024 by contractual maturity are shown below (in thousands):

March 31, 2024	Amortized Cost	Estimated Fair Value
Less than one year	$32,582	$32,182
Due after one year through five years	194,788	180,665
Due after five years through ten years	194,267	189,112
Due after ten years	225,458	217,605
	$647,095	$619,564
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2024, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $77.4 million, $60.8 million, and $289.6 million, respectively, and an estimated fair value of $72.9 million, $59.0 million, and $288.1 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at March 31, 2024 and December 31, 2023, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At March 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$5,383	$(14)	$54,269	$(6,152)	$59,652	$(6,166)
Corporate debt securities	1,432	(25)	7,496	(1,153)	8,928	(1,178)
Asset-backed securities	9,291	(9)	216,864	(1,610)	226,155	(1,619)
MBS:
Agency residential	23,921	(12)	—	—	23,921	(12)
Agency commercial	—	—	93,289	(16,063)	93,289	(16,063)
Total MBS	23,921	(12)	93,289	(16,063)	117,210	(16,075)
Total debt securities available-for-sale	40,027	(60)	371,918	(24,978)	411,945	(25,038)
Debt securities held-to-maturity:
State and municipal debt obligations	2,675	(30)	185,307	(15,505)	187,982	(15,535)
Corporate debt securities	2,996	(568)	57,739	(2,975)	60,735	(3,543)
MBS:
Agency residential	104,295	(1,702)	530,150	(73,705)	634,445	(75,407)
Agency commercial	19,736	(440)	57,153	(3,872)	76,889	(4,312)
Non-agency commercial	—	—	19,086	(1,522)	19,086	(1,522)
Total MBS	124,031	(2,142)	606,389	(79,099)	730,420	(81,241)
Total debt securities held-to-maturity	129,702	(2,740)	849,435	(97,579)	979,137	(100,319)
Total debt securities	$169,729	$(2,800)	$1,221,353	$(122,557)	$1,391,082	$(125,357)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$833	$(2)	$59,861	$(5,794)	$60,694	$(5,796)
Corporate debt securities	1,543	(165)	6,116	(816)	7,659	(981)
Asset-backed securities	—	—	291,544	(4,252)	291,544	(4,252)
MBS:
Agency residential	169,000	(97)	—	—	169,000	(97)
Agency commercial	—	—	94,335	(15,255)	94,335	(15,255)
Total MBS	169,000	(97)	94,335	(15,255)	263,335	(15,352)
Total debt securities available-for-sale	171,376	(264)	451,856	(26,117)	623,232	(26,381)
Debt securities held-to-maturity:
State and municipal debt obligations	6,671	(23)	191,511	(14,527)	198,182	(14,550)
Corporate debt securities	3,084	(473)	58,386	(3,468)	61,470	(3,941)
MBS:
Agency residential	95,776	(693)	525,751	(69,347)	621,527	(70,040)
Agency commercial	18,902	(370)	55,051	(3,308)	73,953	(3,678)
Non-agency commercial	—	—	18,910	(1,774)	18,910	(1,774)
Total MBS	114,678	(1,063)	599,712	(74,429)	714,390	(75,492)
Total debt securities held-to-maturity	124,433	(1,559)	849,609	(92,424)	974,042	(93,983)
Total debt securities	$295,809	$(1,823)	$1,301,465	$(118,541)	$1,597,274	$(120,364)

The Company concluded that debt securities were not impaired at March 31, 2024 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At March 31, 2024 and December 31, 2023, the Company held equity investments of $103.2 million and $100.2 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three months ended March 31, 2024 and 2023 are shown in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net gain (loss) on equity investments	$1,923	$(6,801)
Less: Net losses recognized on equity investments sold	—	(4,608)
Unrealized gains (losses) recognized on equity investments still held	$1,923	$(2,193)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Commercial:
Commercial real estate – investor	$5,322,755	$5,353,974
Commercial real estate – owner occupied	914,582	943,891
Commercial and industrial	677,176	666,532
Total commercial	6,914,513	6,964,397
Consumer:
Residential real estate	2,965,276	2,979,534
Home equity loans and lines and other consumer (“other consumer”)	245,859	250,664
Total consumer	3,211,135	3,230,198
Total loans receivable	10,125,648	10,194,595
Deferred origination costs, net of fees	9,734	9,263
Allowance for loan credit losses	(67,173)	(67,137)
Total loans receivable, net	$10,068,209	$10,136,721
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Total
March 31, 2024
Commercial real estate - investor
Pass	$48,428	$136,697	$1,170,068	$1,327,264	$525,806	$1,352,769	$644,938	$5,205,970
Special Mention	—	—	—	2,389	—	42,787	12,695	57,871
Substandard	—	—	—	595	4,535	53,784	—	58,914
Total commercial real estate - investor	48,428	136,697	1,170,068	1,330,248	530,341	1,449,340	657,633	5,322,755
Commercial real estate - owner occupied
Pass	12,333	65,173	116,684	98,566	57,582	513,115	23,133	886,586
Special Mention	—	—	—	—	—	8,705	—	8,705
Substandard	—	—	—	—	—	18,672	619	19,291
Total commercial real estate - owner occupied	12,333	65,173	116,684	98,566	57,582	540,492	23,752	914,582
Commercial and industrial
Pass	12,487	122,952	65,864	18,212	7,671	55,600	377,278	660,064
Special Mention	—	—	—	—	—	170	2,239	2,409
Substandard	—	—	589	69	—	1,217	12,828	14,703
Total commercial and industrial	12,487	122,952	66,453	18,281	7,671	56,987	392,345	677,176
Residential real estate (1)
Pass	43,812	279,313	904,132	555,218	378,827	800,232	—	2,961,534
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	869	—	220	732	1,921	—	3,742
Total residential real estate	43,812	280,182	904,132	555,438	379,559	802,153	—	2,965,276
Other consumer (1)
Pass	5,247	31,232	19,401	20,089	12,440	126,222	29,339	243,970
Special Mention	—	—	—	—	—	298	—	298
Substandard	—	—	—	—	—	1,591	—	1,591
Total other consumer	5,247	31,232	19,401	20,089	12,440	128,111	29,339	245,859
Total loans	$122,307	$636,236	$2,276,738	$2,022,622	$987,593	$2,977,083	$1,103,069	$10,125,648
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended March 31, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,899	$4,354	$6,867	$27,029	$988	$67,137
(Benefit) provision for credit losses	(865)	(107)	769	9	579	385
Charge-offs (1)	(46)	—	—	—	(395)	(441)
Recoveries	2	4	5	66	15	92
Balance at end of period	$26,990	$4,251	$7,641	$27,104	$1,187	$67,173
For the three months ended March 31, 2023
Allowance for credit losses on loans
Balance at beginning of period	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	1,379	(304)	131	2,390	(272)	3,324
Charge-offs (1)	—	(6)	(3)	—	(1)	(10)
Recoveries	2	3	4	8	40	57
Balance at end of period	$22,451	$4,116	$5,827	$26,928	$873	$60,195
(1) Gross charge-offs for the three months ended March 31, 2024 of $441,000 included one commercial real estate loan of $46,000, which was originated in 2021. The remainder of the charge-offs were related to loans that were originated prior to 2019. Gross charge-offs for the three months ended March 31, 2023 of $10,000 related to loans that were originated prior to 2018.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At March 31, 2024 and December 31, 2023, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $16.0 million and $15.2 million, respectively, commercial real estate - owner occupied of $3.4 million and $352,000, respectively, and commercial and industrial of $567,000 and $304,000, respectively. In addition, the Company had residential and consumer loans collateralized by residential real estate, which are in the process of foreclosure, with an amortized cost balance of $2.3 million and $2.6 million at March 31, 2024 and December 31, 2023, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Commercial real estate – investor (1)	$21,507	$20,820
Commercial real estate – owner occupied	3,355	351
Commercial and industrial	567	304
Residential real estate	7,181	5,542
Other consumer	2,401	2,531
	$35,011	$29,548
(1) At March 31, 2024 and December 31, 2023, non-performing loans included the remaining exposure of $8.8 million on a commercial real estate relationship that was partially charged-off during the year ended December 31, 2023.

At March 31, 2024 and December 31, 2023, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2024 and December 31, 2023, there were no loans that were past due 90 days or greater and still accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2024 and December 31, 2023 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2024
Commercial real estate – investor (1)	$4,746	$—	$16,004	$20,750	$5,302,005	$5,322,755
Commercial real estate – owner occupied	531	368	318	1,217	913,365	914,582
Commercial and industrial	3	—	567	570	676,606	677,176
Residential real estate	10,793	—	3,742	14,535	2,950,741	2,965,276
Other consumer	795	298	1,591	2,684	243,175	245,859
	$16,868	$666	$22,222	$39,756	$10,085,892	$10,125,648
December 31, 2023
Commercial real estate – investor (1)	$978	$684	$15,201	$16,863	$5,337,111	$5,353,974
Commercial real estate – owner occupied	335	352	293	980	942,911	943,891
Commercial and industrial	163	—	145	308	666,224	666,532
Residential real estate	14,858	402	3,411	18,671	2,960,863	2,979,534
Other consumer	872	558	1,836	3,266	247,398	250,664
	$17,206	$1,996	$20,886	$40,088	$10,154,507	$10,194,595
(1) At March 31, 2024 and December 31, 2023, 90 days or greater past due loans included the remaining exposure of $8.8 million on a commercial real estate relationship that was partially charged-off during the year ended December 31, 2023.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of March 31, 2024 and December 31, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $12.0 million and $8.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of March 31, 2024 or December 31, 2023.
The following table presents loans modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023 (in thousands):

	Term Extension	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended March 31, 2024
Commercial real estate – owner occupied	$—	$—	$2,994	$2,994	0.33%
Residential real estate	129	—	—	129	—
Other consumer	—	148	—	148	0.06
	$129	$148	$2,994	$3,271	—%
For the three months ended March 31, 2023
Residential real estate	$435	$—	$—	$435	0.02%
Other consumer	40	—	—	40	0.02
	$475	$—	$—	$475	—%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended March 31, 2024 and since adoption of the standard for March 31, 2023 (in thousands):

	Current	60 - 89 Days past due	90 Days or Greater past due		Total
March 31, 2024
Commercial real estate – investor	$7,758	$—	$—		$7,758
Commercial real estate – owner occupied	2,994	—	—		2,994
Residential real estate	258	—	153	(1)	411
Other consumer	419	—	—		419
	$11,429	$—	$153		$11,582
March 31, 2023
Residential real estate	$297	$138	$—		$435
Other consumer	40	—	—		40
	$337	$138	$—		$475
(1) Represents one residential loan that defaulted during the period and had been modified within the previous 12 months. There were no such loans that defaulted during the three months ended March 31, 2023.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Deposits
The major types of deposits at March 31, 2024 and December 31, 2023 were as follows (in thousands):

Type of Account	March 31,	December 31,
	2024	2023
Non-interest-bearing	$1,639,828	$1,657,119
Interest-bearing checking	3,865,699	3,911,766
Money market deposit	1,150,979	1,021,805
Savings	1,260,309	1,398,837
Time deposits	2,320,036	2,445,422
Total deposits	$10,236,851	$10,434,949
Included in time deposits at March 31, 2024 and December 31, 2023 was $373.9 million and $412.0 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $543.4 million and $631.5 million at March 31, 2024 and December 31, 2023, respectively.
Note 6. Borrowed Funds
Borrowed funds at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
FHLB advances	$658,436	$848,636
Securities sold under agreements to repurchase with customers	66,798	73,148
Other borrowings	425,722	196,456
Total borrowed funds	$1,150,956	$1,118,240
At March 31, 2024, there were $608.6 million of short-term advances and $49.8 million outstanding in overnight borrowings from the FHLB, as compared to $848.6 million and $0 at December 31, 2023, respectively.
At March 31, 2024, there were $425.7 million of other borrowings as compared to $196.5 million at December 31, 2023 due to a shift in funding sources from FHLB to other borrowings.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
March 31, 2024
FHLB and FRB	$7,336,405	$1,244,634	$8,581,039
Repurchase agreements	—	101,526	101,526
Total pledged assets	$7,336,405	$1,346,160	$8,682,565
December 31, 2023
FHLB and FRB	$7,255,671	$1,051,558	$8,307,229
Repurchase agreements	—	103,416	103,416
Total pledged assets	$7,255,671	$1,154,974	$8,410,645

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
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$744,944	$46,989	$697,955	$—
Equity investments	54,788	—	54,788	—
Interest rate derivative asset	104,149	—	104,149	—
Interest rate derivative liability	(105,118)	—	(105,118)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	48,413	—	—	44,738
Loans measured for impairment based on the fair value of the underlying collateral (3)	22,206	—	—	22,206
December 31, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$753,892	$43,036	$710,856	$—
Equity investments	53,166	—	53,166	—
Interest rate derivative asset	87,776	—	87,776	—
Interest rate derivative liability	(87,848)	—	(87,848)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,997	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	18,509	—	—	18,509
(1)    As of March 31, 2024 and December 31, 2023, equity investments of $48.4 million and $47.0 million, respectively, included $44.7 million and $43.6 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the three months ended March 31, 2024 and the year ended December 31, 2023.
(2)    As of March 31, 2024 and December 31, 2023, equity investments of $48.4 million and $47.0 million, respectively, included $3.7 million and $3.4 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three months ended March 31, 2024 and 2023.

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
Debt Securities Held-to-Maturity
Debt securities classified as held-to-maturity are carried at amortized cost, as the Company has the positive intent and ability to hold these debt securities to maturity. The Company determines the fair value of the debt securities utilizing Level 2 inputs. Most of the Company’s debt securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing vendors or security industry sources that actively participate in the buying and selling of debt securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific debt securities, but comparing the debt securities to benchmark or comparable debt securities.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of March 31, 2024 and December 31, 2023 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2024
Financial Assets:
Cash and due from banks	$130,422	$130,422	$—	$—
Debt securities held-to-maturity	1,128,666	—	1,029,965	—
Restricted equity investments	85,689	—	—	85,689
Loans receivable, net and loans held-for-sale	10,072,911	—	—	9,486,375
Financial Liabilities:
Deposits other than time deposits (1)	7,916,815	—	7,916,815	—
Time deposits	2,320,036	—	2,313,553	—
FHLB advances and other borrowings	1,084,158	—	1,068,119	—
Securities sold under agreements to repurchase with customers	66,798	66,798	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$153,718	$153,718	$—	$—
Debt securities held-to-maturity	1,159,735	—	1,068,438	—
Restricted equity investments	93,766	—	—	93,766
Loans receivable, net and loans held-for-sale	10,141,887	—	—	9,606,498
Financial Liabilities:
Deposits other than time deposits (1)	7,989,527	—	7,989,527	—
Time deposits	2,445,422	—	2,421,058	—
FHLB advances and other borrowings	1,045,092	—	1,008,351	—
Securities sold under agreements to repurchase with customers	73,148	73,148	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized gains of $13,000 and losses of $22,000 in commercial loan swap income resulting from the fair value adjustments for the three months ended March 31, 2024 and 2023, respectively.
Derivatives Designated as Hedging Instruments
During 2022, the Company entered into a three-year interest rate swap intended to add stability to its net interest income and to manage its exposure to future interest rate movements associated with a pool of floating rate commercial loans. The swap requires the Company to pay variable-rate amounts indexed to one-month term Secured Overnight Financing Rate (“SOFR”) to the counterparty in exchange for the receipt of fixed-rate amounts at 4.0% from the counterparty. The swap was designated and qualified as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. The changes in the fair value of cash flow hedges are initially reported in other comprehensive income. Amounts are subsequently reclassified from accumulated other comprehensive income to earnings when the hedged transactions occur, specifically within the same line item as the hedged item (interest income). Therefore, a portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are made or received on the Company’s interest rate swaps.
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	Three Months Ended March 31,
	2024	2023
AOCL balance at beginning of period, net of tax	$(36)	$(25)
Unrealized (losses) gains recognized in OCI	(949)	412
Losses reclassified from AOCI into interest income	259	101
(AOCL) AOCI balance at end of period, net of tax	$(726)	$488
During the twelve months ending March 31, 2025, the Company estimates that an additional $932,000 will be reclassified as a reduction to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of March 31, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,439,968	$104,149	$104,161
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	957
Total Derivatives	$1,539,968	$104,149	$105,118
As of December 31, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,418,276	$87,776	$87,801
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	47
Total Derivatives	$1,518,276	$87,776	$87,848
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third-party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 at both March 31, 2024 and December 31, 2023. The amount of collateral received from third parties was $106.2 million and $88.3 million at March 31, 2024 and December 31, 2023, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $105.1 million and $87.8 million at March 31, 2024 and December 31, 2023, respectively.
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
The following table represents the classification of the Company’s Right of Use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		March 31,	December 31,
		2024	2023
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$17,963	$18,979
Finance lease ROU asset	Premises and equipment, net	1,246	1,304
Total lease ROU assets		$19,209	$20,283

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$19,060	$20,018
Finance lease liability	Other borrowings	1,620	1,685
Total lease liabilities		$20,680	$21,703
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $5.7 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively.
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

	March 31,	December 31,
	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	6.39 years	6.52 years
Finance lease	5.35 years	5.60 years
Weighted-Average Discount Rate
Operating leases	3.03%	3.02%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Expense
Operating lease expense	$1,159	$1,145
Finance lease expense:
Amortization of ROU assets	58	58
Interest on lease liabilities (1)	23	26
Total	$1,240	$1,229

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,101	$1,139
Operating cash flows from finance leases	23	26
Financing cash flows from finance leases	65	61
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2024	$262	$3,274
2025	350	4,401
2026	350	3,833
2027	350	2,678
2028	350	1,524
Thereafter	209	5,545
Total	1,871	21,255
Less: Imputed interest	(251)	(2,195)
Total lease liabilities	$1,620	$19,060
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$23,365	$22,151
Other assets	551	606
Total assets	23,916	22,757
Other liabilities	22,104	20,803
Net assets	$1,812	$1,954

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2023 Form 10-K. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2023. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 957,827 shares of its common stock during the three month period ended March 31, 2024. At March 31, 2024, there were 1,976,611 shares available for repurchase under the Company’s stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2024 through January 31, 2024	63,436	$17.67	63,436	2,871,002
February 1, 2024 through February 29, 2024	390,714	15.76	390,714	2,480,288
March 1, 2024 through March 31, 2024	503,677	15.29	503,677	1,976,611
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended March 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 2, 2024	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	May 2, 2024	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer