Form 10-Q
period 2024-06-30
OCEANFIRST FINANCIAL CORP
filed 2024-08-01
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
As of July 29, 2024, there were 58,484,418 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2024	March 31, 2024	June 30, 2023
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,321,755	$13,418,978	$13,538,903
Loans receivable, net of allowance for loan credit losses	9,961,117	10,068,209	10,030,106
Deposits	9,994,017	10,236,851	10,158,337
Total stockholders’ equity	1,676,669	1,665,837	1,626,283
SELECTED OPERATING DATA:
Net interest income	82,263	86,224	92,109
Provision for credit losses	3,114	591	1,229
Other income	10,985	12,286	8,928
Operating expenses	58,620	58,672	62,930
Net income	24,432	28,610	27,882
Net income attributable to OceanFirst Financial Corp.	24,373	28,667	27,797
Net income available to common stockholders	23,369	27,663	26,793
Diluted earnings per share	0.40	0.47	0.45
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	28.67	28.32	27.37
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	50.00%	42.55%	44.44%
Stockholders’ equity to total assets	12.59	12.41	12.01
Return on average assets (2) (3) (4)	0.70	0.82	0.80
Return on average stockholders’ equity (2) (3) (4)	5.61	6.65	6.61
Net interest rate spread (5)	2.11	2.23	2.52
Net interest margin (2) (6)	2.71	2.81	3.02
Operating expenses to average assets (2) (4)	1.75	1.74	1.87
Efficiency ratio (4) (7)	62.86	59.56	62.28
Loan-to-deposit ratio (8)	100.30	98.90	99.30
ASSET QUALITY (9):
Non-performing loans (10)	$33,422	$35,011	$22,758
Allowance for loan credit losses as a percent of total loans receivable (8) (11)	0.69%	0.66%	0.61%
Allowance for loan credit losses as a percent of total non-performing loans (10) (11)	205.97	191.86	271.51
Non-performing loans as a percent of total loans receivable (8) (10)	0.33	0.35	0.23
Non-performing assets as a percent of total assets (10)	0.25	0.26	0.17
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios for each period are based on net income available to common stockholders.
(4) Performance ratios for the three months ended June 30, 2024 included a net gain on equity investments of $887,000, or $699,000, net of tax expense. Performance ratios for the three months ended March 31, 2024 included a net benefit related to a net gain on equity investments, a net gain on sale of trust business and a Federal Deposit Insurance Corporation (“FDIC”) special assessment of $2.7 million, or $2.0 million, net of tax expense. Performance ratios for the three months ended June 30, 2023 included a net loss on equity investments of $559,000, or $397,000, net of tax benefit.
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
(9) At June 30, 2024 and March 31, 2024, non-performing loans included the remaining exposure of $7.2 million and $8.8 million, respectively, on a commercial real estate relationship that was partially charged-off during the three months ended June 30, 2024 and in the previous year.
(10) Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(11) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $6.1 million, $7.0 million, and $9.8 million at June 30, 2024, March 31, 2024 and June 30, 2023, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas between Massachusetts and Virginia. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, bank owned life insurance and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the three months ended June 30, 2024 were as follows:

•Asset Quality: Asset quality metrics remain strong as criticized and classified assets, non-performing loans, and loans 30 to 89 days past due as a percentage of total loans receivable were 1.42%, 0.33%, and 0.10%, respectively. These metrics continue to reflect strong credit performance and remain low compared to pre-pandemic levels.
•Capital Accretion: Common equity tier 1 capital ratio and book value per share were 11.2% and $28.67, respectively, and increased approximately 20 basis points and $0.35 from the prior linked quarter.
•Share repurchases: The Company repurchased 338,087 shares totaling $5.0 million. The Company has 1,638,524 shares available for repurchase under the authorized repurchase program.
The current quarter net interest income and margin were impacted by a mix-shift to and repricing of higher cost funding, and unanticipated prepayments on commercial loans. Deposit beta, which is the change in rates paid to customers relative to the change in federal funds target rate, increased modestly to 42%, from 40% in the prior linked quarter. Additionally, the current quarter provision for credit losses includes the impact of an additional $1.6 million charge-off on the single commercial real estate relationship that was previously moved to non-accrual and partially charged-off in 2023. The collateral related to the noted credit is currently under an agreement to sell, which is expected to occur during the third quarter of 2024.
Net income available to common stockholders for the three and six months ended June 30, 2024 decreased to $23.4 million and $51.0 million, respectively, or $0.40 and $0.87 per diluted share, as compared to $26.8 million and $53.7 million, or $0.45 and $0.91 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $1.0 million and $2.0 million for the three and six months ended June 30, 2024 and 2023, respectively.
On July 18, 2024, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended June 30, 2024, will be paid on August 16, 2024 to common stockholders of record on August 5, 2024. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on August 15, 2024 to preferred stockholders of record on July 31, 2024.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and six months ended June 30, 2024, interest income included net loan fees of $708,000 and $1.4 million, respectively, as compared to $1.2 million and $1.8 million for the same prior year periods, respectively.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2024 and 2023. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$132,574	$1,770	5.37%	$308,238	$4,283	5.57%
Securities (2)	2,058,711	21,607	4.22	1,931,032	16,709	3.47
Loans receivable, net (3)
Commercial	6,845,988	102,620	6.03	6,912,698	99,350	5.76
Residential real estate	2,978,749	29,072	3.90	2,895,629	25,936	3.58
Home equity loans and lines and other consumer (“other consumer”)	246,024	4,357	7.12	255,785	3,818	5.99
Allowance for loan credit losses, net of deferred loan costs and fees	(58,270)	—	—	(53,327)	—	—
Loans receivable, net	10,012,491	136,049	5.46	10,010,785	129,104	5.17
Total interest-earning assets	12,203,776	159,426	5.25	12,250,055	150,096	4.91
Non-interest-earning assets	1,237,442			1,217,666
Total assets	$13,441,218			$13,467,721
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,862,060	21,043	2.19%	$3,718,289	11,964	1.29%
Money market	1,183,429	10,482	3.56	694,311	3,678	2.12
Savings	1,164,203	2,604	0.90	1,248,312	389	0.12
Time deposits	2,337,458	25,942	4.46	2,458,872	21,903	3.57
Total	8,547,150	60,071	2.83	8,119,784	37,934	1.87
Federal Home Loan Bank (“FHLB”) advances	711,801	8,746	4.94	1,246,914	15,406	4.96
Securities sold under agreements to repurchase	72,305	478	2.66	71,752	192	1.07
Other borrowings (4)	541,266	7,868	5.85	284,460	4,455	6.28
Total borrowings	1,325,372	17,092	5.19	1,603,126	20,053	5.02
Total interest-bearing liabilities	9,872,522	77,163	3.14	9,722,910	57,987	2.39
Non-interest-bearing deposits	1,626,165			1,873,226
Non-interest-bearing liabilities (4)	268,078			244,892
Total liabilities	11,766,765			11,841,028
Stockholders’ equity	1,674,453			1,626,693
Total liabilities and equity	$13,441,218			$13,467,721
Net interest income		$82,263			$92,109
Net interest rate spread (5)			2.11%			2.52%
Net interest margin (6)			2.71%			3.02%
Total cost of deposits (including non-interest-bearing deposits)			2.37%			1.52%

	For the Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$147,883	$3,995	5.43%	$219,482	$5,221	4.80%
Securities (2)	2,078,566	43,863	4.24	1,943,148	33,085	3.43
Loans receivable, net (3)
Commercial	6,885,518	207,041	6.05	6,876,553	192,130	5.63
Residential real estate	2,976,608	57,668	3.87	2,883,904	51,097	3.54
Other consumer	247,210	8,461	6.88	259,573	7,597	5.90
Allowance for loan credit losses, net of deferred loan costs and fees	(58,705)	—	—	(51,948)	—	—
Loans receivable, net	10,050,631	273,170	5.46	9,968,082	250,824	5.07
Total interest-earning assets	12,277,080	321,028	5.25	12,130,712	289,130	4.80
Non-interest-earning assets	1,221,889			1,226,061
Total assets	$13,498,969			$13,356,773
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,894,013	41,838	2.16%	$3,790,413	18,234	0.97%
Money market	1,137,716	19,653	3.47	699,940	5,437	1.57
Savings	1,259,960	7,066	1.13	1,308,381	723	0.11
Time deposits	2,375,760	51,369	4.35	2,144,514	34,870	3.28
Total	8,667,449	119,926	2.78	7,943,248	59,264	1.50
FHLB Advances	678,309	16,517	4.90	1,234,919	29,824	4.87
Securities sold under agreements to repurchase	70,403	889	2.54	71,825	282	0.79
Other borrowings (4)	521,084	15,209	5.87	295,248	8,849	6.04
Total borrowings	1,269,796	32,615	5.17	1,601,992	38,955	4.90
Total interest-bearing liabilities	9,937,245	152,541	3.09	9,545,240	98,219	2.08
Non-interest-bearing deposits	1,630,374			1,950,437
Non-interest-bearing liabilities (4)	257,603			242,864
Total liabilities	11,825,222			11,738,541
Stockholders’ equity	1,673,747			1,618,232
Total liabilities and equity	$13,498,969			$13,356,773
Net interest income		$168,487			$190,911
Net interest rate spread (5)			2.16%			2.72%
Net interest margin (6)			2.76%			3.17%
Total cost of deposits (including non-interest-bearing deposits)			2.34%			1.21%
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
(4)For the three and six months ended June 30, 2023, includes reclassifications to conform with current period presentation.
(5)Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023
Total assets decreased by $216.5 million to $13.32 billion, from $13.54 billion, primarily due to decreases in loans and debt securities. Total loans decreased by $175.3 million to $10.02 billion, from $10.19 billion, primarily due to a decrease in the total commercial portfolio of $165.3 million driven by loan payoffs and lower loan originations. The loan pipeline increased by $76.1 million to $259.1 million from $183.0 million. For more information on the composition of the loan portfolio, see “Lending Activities.” Held-to-maturity debt securities decreased by $53.9 million to $1.11 billion, from $1.16 billion, primarily due to principal repayments. Debt securities available-for-sale decreased $32.4 million to $721.5 million, from $753.9 million, primarily due to principal reductions and maturities. Other assets increased by $23.3 million to $203.0 million, from $179.7 million, primarily due to an increase in the market values of derivatives associated with customer interest rate swap programs.
Total liabilities decreased by $231.2 million to $11.65 billion, from $11.88 billion primarily related to lower deposits and a funding mix shift. Deposits decreased by $440.9 million to $9.99 billion, from $10.43 billion, primarily due to decreases in high-yield savings accounts of $283.1 million and interest bearing deposits of $243.9 million. Time deposits decreased to $2.37 billion, from $2.45 billion, representing 23.7% and 23.4% of total deposits, respectively, which was primarily related to planned runoff of brokered time deposits, which decreased by $229.9 million, offset by increases in retail time deposits of $161.7 million. The loan-to-deposit ratio was 100.3%, as compared to 97.7%. FHLB advances decreased by $59.3 million to $789.3 million, from $848.6 million due to a mix shift in funding sources to other borrowings, which increased by $228.0 million to $424.5 million, from $196.5 million, as a result of lower cost funding availability.
Other liabilities increased by $31.4 million to $332.1 million, from $300.7 million, primarily due to an increase in the market values of derivatives associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at June 30, 2024, including the Company’s estimated common equity tier one capital ratio, which increased to 11.23%, up approximately 35 basis points from December 31, 2023.
Total stockholders’ equity increased to $1.68 billion, as compared to $1.66 billion, primarily reflecting net income, partially offset by capital returns comprising of share repurchases and dividends. For the six months ended June 30, 2024, the Company repurchased 1,295,914 shares totaling $20.1 million representing a weighted average cost of $15.35. The Company had 1,638,524 shares available for repurchase under the authorized repurchase program. Additionally, accumulated other comprehensive loss decreased by $3.7 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax. The Company’s stockholders’ equity to assets ratio was 12.59%, as compared to 12.28% and book value per share increased to $28.67, as compared to $27.96.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2024 and June 30, 2023
General
Net income available to common stockholders for the three and six months decreased to $23.4 million and $51.0 million, respectively, or $0.40 and $0.87 per diluted share, as compared to $26.8 million and $53.7 million, or $0.45 and $0.91 per diluted share, for the corresponding prior year periods. Net income for the three and six months ended June 30, 2024 included net gains on equity investments of $887,000 and $2.8 million, respectively. Net income for the six months ended June 30, 2024 also included a net gain on sale of a portion of its trust business of $1.2 million, and a special FDIC assessment of $418,000. These items increased net income by $699,000 and $2.7 million, net of tax, for the three and six months ended June 30, 2024, respectively.
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
Interest Income
Interest income for the three and six months ended June 30, 2024 increased to $159.4 million and $321.0 million, respectively, from $150.1 million and $289.1 million for the corresponding prior year periods. For the three and six months ended June 30, 2024, the yield on average interest-earning assets increased to 5.25%, for both periods, from 4.91% and 4.80% for the corresponding prior year periods. The average balance of interest-earning assets decreased by $46.3 million for the three months ended June 30, 2024, due to balance sheet contraction. The average balance of interest-earning assets increased by $146.4 million for the six months ended June 30, 2024, primarily driven by securities growth of $135.4 million.

Interest Expense
Interest expense for the three and six months ended June 30, 2024 increased to $77.2 million and $152.5 million, respectively, from $58.0 million and $98.2 million in the corresponding prior year periods, primarily due to an increase in the cost of interest-bearing liabilities and an increase in total deposits, partly offset by a decrease in total borrowings. For the three and six months ended June 30, 2024, the cost of average interest-bearing liabilities increased to 3.14% and 3.09%, respectively, from 2.39% and 2.08% for the corresponding prior year periods, primarily due to higher cost of deposits. The total cost of deposits (including non-interest-bearing deposits) increased to 2.37% and 2.34% for the three and six months ended June 30, 2024, respectively, from 1.52% and 1.21% for the same prior year periods.
Net Interest Income and Margin
Net interest income for the three and six months ended June 30, 2024 decreased to $82.3 million and $168.5 million, respectively, from $92.1 million and $190.9 million in the corresponding prior year periods, primarily reflecting the net impact of the higher interest rate environment. The net interest margin for the three and six months ended June 30, 2024 decreased to 2.71% and 2.76%, respectively, from 3.02% and 3.17% for the same prior year periods. The net interest margin decreased primarily due to the increase in cost of funds outpacing the increase in yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses for the three and six months ended June 30, 2024 was $3.1 million and $3.7 million, respectively, as compared to $1.2 million and $4.2 million for the corresponding prior year periods. The current quarter provision was driven by the additional charge-off previously noted in the “Summary” section above and changes in the external macro-economic forecasts, partly offset by lower loan balances. Net loan charge-offs were $1.5 million and $1.8 million for the three and six months ended June 30, 2024, respectively, as compared to $123,000 and $76,000 for the same prior year periods.
Non-interest Income
Three months ended June 30, 2024 vs. June 30, 2023
Other income increased to $11.0 million, as compared to $8.9 million. Other income was favorably impacted by net gains on equity investments of $887,000 for the current quarter, and adversely impacted by net losses on equity investments of $559,000 for the prior year. The remaining increase of $611,000 was primarily driven by increases in the cash surrender value of bank owned life insurance of $544,000 and net gain on sale of loans of $387,000, partially offset by a decrease in fees and service charges of $587,000 on lower title activity and retail deposit fees.
Six months ended June 30, 2024 vs. June 30, 2023
Other income increased to $23.3 million, as compared to $11.0 million. The current period was favorably impacted by net gains on equity investments of $2.8 million and a net gain on sale of a portion of its trust business of $1.2 million. The prior year was adversely impacted by a net loss on equity investments of $8.1 million, primarily related to losses on sale of investments. The remaining increase of $241,000 was primarily driven by increases in the cash surrender value of bank owned life insurance of $1.1 million, which included one-time death benefits in the current period, and net gain on sale of loans of $724,000. This was partially offset by a decrease in fees and service charges of $1.3 million, which was driven by the same factors as noted above.
Non-interest Expense
Three months ended June 30, 2024 vs. June 30, 2023
Operating expenses decreased $4.3 million to $58.6 million, from $62.9 million. The primary drivers were decreases in professional fees of $2.9 million and compensation and employee benefits expenses of $1.1 million, which reflect the net realization of the Company’s performance improvements initiatives and strategic investments made over the past year.
Six months ended June 30, 2024 vs. June 30, 2023
Operating expenses decreased to $117.3 million, as compared to $124.2 million. Operating expenses were adversely impacted by an FDIC special assessment of $418,000 in the current year, and merger related and net branch consolidation expenses of $92,000 in the prior year. The remaining decrease of $7.3 million were driven by decreases in professional fees of $5.3 million and compensation and employee benefits expenses of $2.2 million, which reflect the net realization of the Company’s performance improvements initiatives and strategic investments made over the past year.

Income Tax Expense
The provision for income taxes was $7.1 million and $17.7 million for the three and six months ended June 30, 2024, respectively, as compared to $9.0 million and $17.7 million for the same prior year periods. The effective tax rate was 22.5% and 25.0% for the three and six months ended June 30, 2024, respectively, as compared to 24.4% and 24.0% for the same prior year periods. The current year’s effective tax rates was negatively impacted by 1.6% due to a non-recurring write-off of a deferred tax asset of $1.2 million.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of June 30, 2024, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of June 30, 2024, total on-balance sheet liquidity and funding capacity was $3.9 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At June 30, 2024, the Bank reported in its Call Report $5.33 billion of estimated uninsured deposits. This total included $2.24 billion of collateralized government deposits and $1.53 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.55 billion, or 15.4% of total deposits. On-balance-sheet liquidity and funding capacity represented 251.4% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from sale of investments, and the issuance of debt, preferred and common stock. For the six months ended June 30, 2024, the Parent Company received dividend payments of $59.0 million from the Bank. At June 30, 2024, the Parent Company held $87.5 million in cash and cash equivalents.
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
As of June 30, 2024, the Company pledged $7.37 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.26 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $789.3 million of FHLB advances, including $104.5 million of overnight borrowings as of June 30, 2024, as compared to $848.6 million of FHLB term advances and no outstanding overnight borrowings from the FHLB at December 31, 2023. The Company had $424.5 million of other borrowings as of June 30, 2024, as compared to $196.5 million at December 31, 2023, reflecting a shift in funding sources from FHLB advances to other borrowings.
The Company’s cash needs for the six months ended June 30, 2024 were primarily satisfied by the increase in other borrowings. The cash was utilized for the reduction of deposits and FHLB advances.

Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At June 30, 2024, outstanding commitments to originate loans totaled $259.1 million and outstanding undrawn lines of credit totaled $1.32 billion, of which $1.00 billion were commitments to commercial and commercial construction borrowers and $315.1 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At June 30, 2024, the Company also had various contractual obligations, which included debt obligations of $1.29 billion, including finance lease obligations of $1.6 million, and an additional $18.8 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.29 billion at June 30, 2024.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and six months ended June 30, 2024, the Company repurchased 338,087 and 1,295,914 shares of its common stock, respectively, totaling $5.0 million and $20.1 million, respectively. At June 30, 2024, there were 1,638,524 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first six months of June 30, 2024 were $23.6 million. Cash dividends on preferred stock declared and paid during the first six months of June 30, 2024 were $2.0 million.
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
Additionally, management performs multiple capital stress test scenarios periodically, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of June 30, 2024, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of June 30, 2024 and December 31, 2023, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2024	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,233,052	9.54%	$517,236	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,103,090	11.23	687,444	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,233,052	12.56	834,754	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,430,213	14.56	1,031,166	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,157,610	9.03%	$513,068	4.00%		$641,335	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,157,610	11.92	680,028	7.00	(1)	631,455	6.50
Tier 1 capital (to risk-weighted assets)	1,157,610	11.92	825,748	8.50	(1)	777,175	8.00
Total capital (to risk-weighted assets)	1,229,772	12.66	1,020,042	10.50	(1)	971,469	10.00
As of December 31, 2023
Company:
Tier 1 capital (to average assets)	$1,218,142	9.31%	$523,588	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,088,542	10.86	701,778	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,218,142	12.15	852,159	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,413,400	14.10	1,052,667	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,155,896	8.90%	$519,690	4.00%		$649,612	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,155,896	11.65	694,620	7.00	(1)	645,004	6.50
Tier 1 capital (to risk-weighted assets)	1,155,896	11.65	843,467	8.50	(1)	793,852	8.00
Total capital (to risk-weighted assets)	1,226,154	12.36	1,041,930	10.50	(1)	992,315	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At June 30, 2024 and December 31, 2023, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At June 30, 2024 and December 31, 2023, the Company maintained a stockholders’ equity to total assets ratio of 12.59% and 12.28%, respectively.

Lending Activities
Loan Portfolio Composition. At June 30, 2024, the Company had total loans outstanding of $10.02 billion, of which $6.18 billion, or 61.7% of total loans, were commercial real estate, multi-family, and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of: $616.4 million of commercial and industrial loans, or 6.2% of total loans; $2.98 billion of residential real estate loans, or 29.7% of total loans; and $242.5 million of consumer loans, primarily home equity loans and lines of credit, or 2.4% of total loans.
Commercial real estate. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. At June 30, 2024, of the total commercial real estate portfolio, $5.32 billion or 86.1% was considered investor-owned and $857.7 million or 13.9% was considered owner-occupied.
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
The following table presents the Company’s commercial real estate - investor owned loans by industry as of June 30, 2024:

	As of June 30, 2024
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$547,850	12%	51%	1.8x
Medical	287,076	6	57	1.7
Credit Tenant	261,756	6	64	1.5
Total Office (3)	1,096,682	24	56	1.7
Retail	1,084,704	23	54	1.9
Multi-family (4)	886,063	19	57	1.7
Industrial/warehouse	718,376	15	51	2.0
Hospitality	164,034	4	47	2.1
Other (5)	714,403	15	47	1.8
Total	4,664,262	100%	53	1.8
Construction	660,732
Total CRE Investor owned and construction	$5,324,994
(1) Represents the weighted average of loan balances as of June 30, 2024 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Central business district (“CBD”) exposure represents $123 million, or 11.2%, of the total office loan balance. Office CBD loans had a weighted average LTV of 66% and weighted average debt service coverage ratio of 1.6x. $82 million, or 67%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers. New York City office CBD loans represent $14 million, or 0.11% of the Company’s total assets.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represent $42 million, or 0.31% of the Company’s total assets.
(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of June 30, 2024:

	As of June 30, 2024
(dollars in thousands)	Amount	Percent of Total
New York	$1,510,097	32%
Pennsylvania and Delaware	1,249,595	27
New Jersey	1,187,934	25
Massachusetts	148,817	3
Maryland and District of Columbia	143,634	3
Other	424,185	9
Total	4,664,262	100%
Construction	660,732
Total CRE investor owned and construction	$5,324,994
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30,	December 31,
	2024	2023
	(dollars in thousands)
Non-performing loans (1):
Commercial real estate – investor	$19,761	$20,820
Commercial real estate – owner occupied	4,081	351
Commercial and industrial	434	304
Residential real estate	7,213	5,542
Other consumer	1,933	2,531
Total non-performing loans and assets	$33,422	$29,548
PCD loans, net of allowance for loan credit losses	$16,058	$16,122
Delinquent loans 30-89 days	$9,655	$19,202
Allowance for loan credit losses as a percent of total loans (2)	0.69%	0.66%
Allowance for loan credit losses as a percent of total non-performing loans (2)	205.97	227.21
Non-performing loans as a percent of total loans receivable	0.33	0.29
Non-performing assets as a percent of total assets	0.25	0.22
(1)At June 30, 2024 and December 31, 2023, non-performing loans included the remaining exposure of $7.2 million and $8.8 million, respectively, on a commercial real estate relationship that was partially charged-off during the three months ended June 30, 2024, and previously partially charged-off during the year ended December 31, 2023.
(2)Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $6.1 million and $7.5 million at June 30, 2024 and December 31, 2023, respectively.
Overall asset quality metrics remained stable. The Company’s non-performing loans represented 0.33% and 0.29% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 205.97%, as compared to 227.21%. The level of 30 to 89 days delinquent loans decreased to $9.7 million, from $19.2 million. The Company’s allowance for loan credit losses was 0.69%, as compared to 0.66%.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	June 30,	December 31,
	2024	2023
Special Mention	$49,767	$40,385
Substandard	92,846	106,552
The increase in special mention loans was primarily due to new downgrades of three commercial relationships totaling $24.8 million, partly offset by four commercial loans totaling $10.1 million, which were upgraded and one commercial loan of $5.9 million moving from special mention to substandard during the six months ended June 30, 2024. Additionally, the decrease in substandard loans was primarily due to eight commercial relationships totaling $17.0 million that were paid off or were upgraded, which was partially offset by the $5.9 million category change noted above.
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
Goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other was a critical accounting estimate in the preparation of the consolidated financial statements at June 30, 2024 and December 31, 2023.
Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill in the future, which may result in recording an impairment loss. Any resulting impairment loss may have a material adverse impact on the Company’s financial condition and results of operations and is considered a non-cash event with no impact to the Company’s regulatory capital ratios, liquidity position, and ongoing operations.
Management continued to carefully assess and evaluate all available information for potential triggering events and concluded no triggering events were identified through the reporting period. The Company customarily performs its annual goodwill impairment assessment during the third quarter.

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
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this standard to have a material impact on the financial condition or results of operations but is currently assessing the impact of additional disclosures to the consolidated financial statements.
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
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, inflation, general economic conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio, and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the effect of the Company’s rating under the Community Reinvestment Act, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
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
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2023 Form 10-K and this Quarterly Report on Form 10-Q.
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(5.7)%	1.2%	(12.8)%	(2.2)%
200	(3.5)	1.0	(9.1)	(1.3)
100	(1.6)	0.9	(5.2)	(0.4)
Static	—	—	—	—
(100)	2.0	(1.1)	7.0	(0.5)
(200)	3.0	(2.9)	8.8	(1.9)
(300)	0.6	(5.3)	6.8	(4.2)
The net interest income sensitivity results indicate that at June 30, 2024 the Company was modestly asset sensitive. The change in sensitivity between June 30, 2024 and December 31, 2023 was impacted by a deposit mix shift within non-maturity deposits with lower betas as well as a change in loan prepayments, partially offset by a decrease in floating rate loans, an increase in overnight and short-term borrowings and reduction in short-term time deposits.

Overall, the measure of EVE at risk decreased in all rate scenarios from December 31, 2023 to June 30, 2024. This decrease was the result of a deposit mix shift within non-maturity deposits with lower betas and longer average lives, as well as a change in loan prepayments.
Certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans or any steps it may take to respond to changes in rates. Fourth, prepayment, rate sensitivity, and average life assumptions can have a significant impact on the IRR model results. Lastly, the model utilizes data derived from historical performance. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates. Given the unique nature of the post-pandemic interest rate environment and the speed with which interest rates have been changing, the projections noted above on the Company’s EVE and net interest income can be expected to significantly differ from actual results.

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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$181,198	$153,718
Debt securities available-for-sale, at estimated fair value	721,484	753,892
Debt securities held-to-maturity, net of allowance for securities credit losses of $958 at June 30, 2024 and $1,133 at December 31, 2023 (estimated fair value of $1,003,850 at June 30, 2024 and $1,068,438 at December 31, 2023)	1,105,843	1,159,735
Equity investments	104,132	100,163
Restricted equity investments, at cost	92,679	93,766
Loans receivable, net of allowance for loan credit losses of $68,839 at June 30, 2024 and $67,137 at December 31, 2023	9,961,117	10,136,721
Loans held-for-sale	2,062	5,166
Interest and dividends receivable	50,976	51,874
Premises and equipment, net	117,392	121,372
Bank owned life insurance	267,867	266,498
Assets held for sale	28	28
Goodwill	506,146	506,146
Core deposit intangible	7,859	9,513
Other assets	202,972	179,661
Total assets	$13,321,755	$13,538,253
Liabilities and Stockholders’ Equity
Deposits	$9,994,017	$10,434,949
Federal Home Loan Bank (“FHLB”) advances	789,337	848,636
Securities sold under agreements to repurchase with customers	80,000	73,148
Other borrowings	424,490	196,456
Advances by borrowers for taxes and insurance	25,168	22,407
Other liabilities	332,074	300,712
Total liabilities	11,645,086	11,876,308
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both June 30, 2024 and December 31, 2023	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,512,415 and 62,182,767 shares issued at June 30, 2024 and December 31, 2023, respectively; and 58,481,418 and 59,447,684 shares outstanding at June 30, 2024 and December 31, 2023, respectively	613	613
Additional paid-in capital	1,164,813	1,161,755
Retained earnings	620,021	592,542
Accumulated other comprehensive loss	(17,185)	(20,862)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(3,161)	(3,780)
Treasury stock, 4,030,997 and 2,735,083 shares at June 30, 2024 and December 31, 2023, respectively	(89,217)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,675,885	1,661,163
Non-controlling interest	784	782
Total stockholders’ equity	1,676,669	1,661,945
Total liabilities and stockholders’ equity	$13,321,755	$13,538,253

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Interest income:
Loans	$136,049	$129,104	$273,170	$250,824
Debt securities	19,039	14,320	38,900	28,606
Equity investments and other	4,338	6,672	8,958	9,700
Total interest income	159,426	150,096	321,028	289,130
Interest expense:
Deposits	60,071	37,934	119,926	59,264
Borrowed funds	17,092	20,053	32,615	38,955
Total interest expense	77,163	57,987	152,541	98,219
Net interest income	82,263	92,109	168,487	190,911
Provision for credit losses	3,114	1,229	3,705	4,242
Net interest income after provision for credit losses	79,149	90,880	164,782	186,669
Other income:
Bankcard services revenue	1,571	1,544	2,987	2,874
Trust and asset management revenue	419	645	945	1,257
Fees and service charges	5,015	5,602	9,488	10,761
Net gain on sales of loans	420	33	777	53
Net gain (loss) on equity investments	887	(559)	2,810	(7,360)
Income from bank owned life insurance	1,726	1,182	3,588	2,463
Commercial loan swap income	241	—	379	701
Other	706	481	2,297	252
Total other income	10,985	8,928	23,271	11,001
Operating expenses:
Compensation and employee benefits	33,136	34,222	65,895	68,142
Occupancy	5,175	5,265	10,374	10,504
Equipment	1,068	1,101	2,198	2,306
Marketing	1,175	961	2,165	1,943
Federal deposit insurance and regulatory assessments	2,685	2,465	5,820	4,214
Data processing	6,018	6,165	11,974	12,319
Check card processing	1,075	1,214	2,125	2,495
Professional fees	2,161	5,083	4,893	10,181
Amortization of core deposit intangible	810	994	1,654	2,021
Branch consolidation expense, net	—	—	—	70
Merger related expenses	—	—	—	22
Other operating expense	5,317	5,460	10,194	10,022
Total operating expenses	58,620	62,930	117,292	124,239
Income before provision for income taxes	31,514	36,878	70,761	73,431
Provision for income taxes	7,082	8,996	17,719	17,650
Net income	24,432	27,882	53,042	55,781
Net income attributable to non-controlling interest	59	85	2	101
Net income attributable to OceanFirst Financial Corp.	24,373	27,797	53,040	55,680
Dividends on preferred shares	1,004	1,004	2,008	2,008
Net income available to common stockholders	$23,369	$26,793	$51,032	$53,672
Basic earnings per share	$0.40	$0.45	$0.87	$0.91
Diluted earnings per share	$0.40	$0.45	$0.87	$0.91
Average basic shares outstanding	58,356	59,147	58,489	58,988
Average diluted shares outstanding	58,357	59,153	58,490	59,038
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income	$24,432	$27,882	$53,042	$55,781
Other comprehensive income:
Net unrealized gain on debt securities (net of tax expense of $710 and $1,344 in 2024 and $92 and $1,858 in 2023, respectively)	2,226	282	4,219	5,829
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $40 and $82 in 2024 and $54 and $110 in 2023, respectively)	57	82	118	161
Unrealized loss on derivative hedges (net of tax benefit of $98 and $400 in 2024 and $506 and $375 in 2023, respectively)	(306)	(1,588)	(1,255)	(1,176)
Reclassification adjustment for losses included in net income (net of tax expense of $81 and $190 in 2024 and $61 and $262 in 2023, respectively)	253	191	595	820
Total other comprehensive income (loss), net of tax	2,230	(1,033)	3,677	5,634
Total comprehensive income	26,662	26,849	56,719	61,415
Less: comprehensive income attributable to non-controlling interest	59	85	2	101
Comprehensive income attributable to OceanFirst Financial Corp.	26,603	26,764	56,717	61,314
Less: Dividends on preferred shares	1,004	1,004	2,008	2,008
Total comprehensive income available to common stockholders	$25,599	$25,760	$54,709	$59,306
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at March 31, 2023	$1	$613	$1,158,007	$554,941	$(29,315)	$(5,588)	$(69,106)	$818	$1,610,371
Net income	—	—	—	27,797	—	—	—	85	27,882
Other comprehensive loss, net of tax	—	—	—	—	(1,033)	—	—	—	(1,033)
Stock compensation	—	—	1,508	—	—	—	—	—	1,508
Allocation of ESOP stock	—	—	(136)	—	—	602	—	—	466
Cash dividend $0.20 per share	—	—	—	(11,837)	—	—	—	—	(11,837)
Exercise of stock options	—	—	15	(30)	—	—	—	—	(15)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at June 30, 2023	$1	$613	$1,159,394	$569,867	$(30,348)	$(4,986)	$(69,106)	$848	$1,626,283

Balance at March 31, 2024	$1	$613	$1,163,282	$608,355	$(19,415)	$(3,470)	$(84,254)	$725	$1,665,837
Net income	—	—	—	24,373	—	—	—	59	24,432
Other comprehensive income, net of tax	—	—	—	—	2,230	—	—	—	2,230
Stock compensation	—	—	1,591	—	—	—	—	—	1,591
Allocation of ESOP stock	—	—	(60)	—	—	309	—	—	249
Cash dividend $0.20 per share	—	—	—	(11,703)	—	—	—	—	(11,703)
Repurchase of 338,087 shares of common stock	—	—	—	—	—	—	(4,963)	—	(4,963)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at June 30, 2024	$1	$613	$1,164,813	$620,021	$(17,185)	$(3,161)	$(89,217)	$784	$1,676,669

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income	—	—	—	55,680	—	—	—	101	55,781
Other comprehensive income, net of tax	—	—	—	—	5,634	—	—	—	5,634
Stock compensation	—	—	3,336	—	—	—	—	—	3,336
Allocation of ESOP stock	—	—	(75)	—	—	1,205	—	—	1,130
Cash dividend $0.40 per share	—	—	—	(23,592)	—	—	—	—	(23,592)
Exercise of stock options	—	1	1,312	(720)	—	—	—	—	593
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at June 30, 2023	$1	$613	$1,159,394	$569,867	$(30,348)	$(4,986)	$(69,106)	$848	$1,626,283

Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945
Net income	—	—	—	53,040	—	—	—	2	53,042
Other comprehensive income, net of tax	—	—	—	—	3,677	—	—	—	3,677
Stock compensation	—	—	3,132	—	—	—	—	—	3,132
Allocation of ESOP stock	—	—	(103)	—	—	619	—	—	516
Cash dividend $0.40 per share	—	—	—	(23,553)	—	—	—	—	(23,553)
Repurchase 1,295,914 shares of common stock	—	—	29	—	—	—	(20,111)	—	(20,082)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Balance at June 30, 2024	$1	$613	$1,164,813	$620,021	$(17,185)	$(3,161)	$(89,217)	$784	$1,676,669
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$53,042	$55,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,696	6,082
Allocation of ESOP stock	516	1,130
Stock compensation	3,132	3,336
Net excess tax expense on stock compensation	365	244
Amortization of servicing asset	120	20
Net premium amortization in excess of discount accretion on securities	349	2,012
Net amortization of deferred costs on borrowings	309	297
Amortization of core deposit intangible	1,654	2,021
Net accretion of purchase accounting adjustments	(2,056)	(2,448)
Net amortization of deferred fees/costs and premiums/discounts on loans	(1,103)	(818)
Provision for credit losses	3,705	4,242
Net write down of fixed assets held-for-sale to net realizable value	—	459
Net gain on sale of fixed assets	(168)	(26)
Net loss on sales of available-for-sale securities	106	697
Net (gain) loss on equity investments	(2,810)	7,360
Net gain on sales of loans	(777)	(53)
Proceeds from sales of residential loans held for sale	75,786	22,578
Residential loans originated for sale	(71,905)	(26,035)
Increase in value of bank owned life insurance	(4,181)	(2,463)
Net loss on sale of assets held for sale	—	44
Increase in interest and dividends receivable	898	(3,229)
Deferred tax provision (benefit)	920	(33)
(Increase) decrease in other assets	(23,414)	6,424
Increase in other liabilities	29,644	18,640
Total adjustments	16,786	40,481
Net cash provided by operating activities	69,828	96,262
Cash flows from investing activities:
Net decrease (increase) in loans receivable	174,954	(163,714)
Purchase of debt securities available-for-sale	(14,280)	(4,287)
Purchase of debt securities held-to-maturity	(6,069)	(63,661)
Purchase of equity investments	(1,495)	(7,175)
Proceeds from maturities and calls of debt securities available-for-sale	15,410	15,800
Proceeds from maturities and calls of debt securities held-to-maturity	11,490	11,465
Proceeds from sales of debt securities available-for-sale	2,394	1,300
Proceeds from sale of equity investments	—	4,822
Principal repayments on debt securities available-for-sale	34,496	—
Principal repayments on debt securities held-to-maturity	49,286	51,012
Proceeds from bank owned life insurance	2,812	230
Proceeds from the redemption of restricted equity investments	55,020	105,427
Purchases of restricted equity investments	(53,933)	(101,449)
Proceeds from sales of assets held-for-sale	—	328
Purchases of premises and equipment	(4,862)	(4,717)
Proceeds from disposal of premises and equipment	3,369	—
Net cash provided by (used in) investing activities	268,592	(154,619)

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(440,854)	$483,289
Increase in short-term borrowings	6,807	5,303
Net repayment of FHLB advances	(59,299)	(119,500)
Net proceeds from other borrowings	227,495	—
Increase in advances by borrowers for taxes and insurance	2,761	6,434
Exercise of stock options	—	593
Payment of employee taxes withheld from stock awards and phantom stock units	(2,207)	(2,346)
Purchase of treasury stock	(20,082)	—
Dividends paid	(25,561)	(25,600)
Distributions to non-controlling interest	—	(55)
Net cash (used in) provided by financing activities	(310,940)	348,118
Net increase in cash and due from banks and restricted cash	27,480	289,761
Cash and due from banks and restricted cash at beginning of period	153,718	167,986
Cash and due from banks and restricted cash at end of period	$181,198	$457,747
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$153,718	$167,946
Restricted cash at beginning of period	—	40
Cash and due from banks and restricted cash at beginning of period	$153,718	$167,986
Cash and due from banks at end of period	$181,198	$457,747
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$181,198	$457,747
Cash paid during the period for:
Interest	$145,401	$86,290
Income taxes	19,704	20,076
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	200	272
Net loan charge-offs	1,801	123
Transfer of securities from held-to-maturity to available-for-sale	500	—
Transfer of premises and equipment to assets held-for-sale	—	1,302

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
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the full year 2024 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding	58,667	59,451	58,937	59,371
Less: Unallocated ESOP shares	(173)	(273)	(181)	(287)
Unallocated incentive award shares	(138)	(31)	(267)	(96)
Average basic shares outstanding	58,356	59,147	58,489	58,988
Add: Effect of dilutive securities:
Incentive awards	1	6	1	50
Average diluted shares outstanding	58,357	59,153	58,490	59,038
For the three and six months ended June 30, 2024, antidilutive stock options of 1,680,000 for both periods were excluded from the earnings per share calculation. For the three and six months ended June 30, 2023, antidilutive stock options of 1,986,000 and 1,540,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At June 30, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$60,575	$—	$(6,019)	$54,556	$—
Corporate debt securities	15,950	44	(922)	15,072	—
Asset-backed securities	276,036	372	(302)	276,106	—
Mortgage-backed securities (“MBS”):
Agency residential	280,357	2,233	—	282,590	—
Agency commercial	109,115	—	(15,955)	93,160	—
Total mortgage-backed securities	389,472	2,233	(15,955)	375,750	—
Total debt securities available-for-sale	$742,033	$2,649	$(23,198)	$721,484	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$210,758	$152	$(16,505)	$194,405	$(34)
Corporate debt securities	66,646	200	(2,489)	64,357	(818)
Mortgage-backed securities:
Agency residential	727,463	16	(77,345)	650,134	—
Agency commercial	81,403	1	(5,443)	75,961	—
Non-agency commercial	20,531	—	(1,538)	18,993	(106)
Total mortgage-backed securities	829,397	17	(84,326)	745,088	(106)
Total debt securities held-to-maturity	$1,106,801	$369	$(103,320)	$1,003,850	$(958)
Total debt securities	$1,848,834	$3,018	$(126,518)	$1,725,334	$(958)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$66,490	$—	$(5,796)	$60,694	$—
Corporate debt securities	10,096	11	(981)	9,126	—
Asset-backed securities	295,796	—	(4,252)	291,544	—
Mortgage-backed securities:
Agency residential	298,107	183	(97)	298,193	—
Agency commercial	109,590	—	(15,255)	94,335	—
Total mortgage-backed securities	407,697	183	(15,352)	392,528	—
Total debt securities available-for-sale	$780,079	$194	$(26,381)	$753,892	$—
Debt securities held-to-maturity:
State, municipal, and sovereign debt obligations	$222,009	$251	$(14,550)	$207,710	$(39)
Corporate debt securities	69,809	391	(3,941)	66,259	(987)
Mortgage-backed securities:
Agency residential	765,632	901	(70,040)	696,493	—
Agency commercial	82,734	10	(3,678)	79,066	—
Non-agency commercial	20,684	—	(1,774)	18,910	(107)
Total mortgage-backed securities	869,050	911	(75,492)	794,469	(107)
Total debt securities held-to-maturity	$1,160,868	$1,553	$(93,983)	$1,068,438	$(1,133)
Total debt securities	$1,940,947	$1,747	$(120,364)	$1,822,330	$(1,133)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for securities credit losses
Beginning balance	$(1,058)	$(1,043)	$(1,133)	$(1,128)
Benefit for credit losses	100	79	175	164
Total ending allowance balance	$(958)	$(964)	$(958)	$(964)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at June 30, 2024, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of June 30, 2024
State and municipal debt obligations	$210,758	$—	$210,758
Corporate debt securities	52,690	13,957	66,647
Non-agency commercial MBS	20,531	—	20,531
Total debt securities held-to-maturity	$283,979	$13,957	$297,936
There were $4,000 of realized gains and $106,000 of realized losses on sale of debt securities available-for-sale for the three and six months ended June 30, 2024, respectively as compared to $0 and $697,000 of realized losses for the corresponding prior year periods. These realized gains/losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at June 30, 2024 by contractual maturity are shown below (in thousands):

June 30, 2024	Amortized Cost	Estimated Fair Value
Less than one year	$30,305	$30,002
Due after one year through five years	193,525	180,221
Due after five years through ten years	207,294	202,709
Due after ten years	198,842	191,564
	$629,966	$604,496
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2024, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $81.5 million, $60.5 million, and $276.0 million, respectively, and an estimated fair value of $78.4 million, $58.6 million, and $276.1 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at June 30, 2024 and December 31, 2023, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At June 30, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$5,284	$(25)	$49,272	$(5,994)	$54,556	$(6,019)
Corporate debt securities	938	(17)	5,817	(905)	6,755	(922)
Asset-backed securities	5,972	(28)	130,230	(274)	136,202	(302)
MBS:
Agency commercial	—	—	93,160	(15,955)	93,160	(15,955)
Total MBS	—	—	93,160	(15,955)	93,160	(15,955)
Total debt securities available-for-sale	12,194	(70)	278,479	(23,128)	290,673	(23,198)
Debt securities held-to-maturity:
State and municipal debt obligations	5,622	(40)	179,893	(16,465)	185,515	(16,505)
Corporate debt securities	3,572	—	57,446	(2,489)	61,018	(2,489)
MBS:
Agency residential	66,646	(510)	574,088	(76,835)	640,734	(77,345)
Agency commercial	8,929	(54)	66,670	(5,389)	75,599	(5,443)
Non-agency commercial	—	—	18,993	(1,538)	18,993	(1,538)
Total MBS	75,575	(564)	659,751	(83,762)	735,326	(84,326)
Total debt securities held-to-maturity	84,769	(604)	897,090	(102,716)	981,859	(103,320)
Total debt securities	$96,963	$(674)	$1,175,569	$(125,844)	$1,272,532	$(126,518)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$833	$(2)	$59,861	$(5,794)	$60,694	$(5,796)
Corporate debt securities	1,543	(165)	6,116	(816)	7,659	(981)
Asset-backed securities	—	—	291,544	(4,252)	291,544	(4,252)
MBS:
Agency residential	169,000	(97)	—	—	169,000	(97)
Agency commercial	—	—	94,335	(15,255)	94,335	(15,255)
Total MBS	169,000	(97)	94,335	(15,255)	263,335	(15,352)
Total debt securities available-for-sale	171,376	(264)	451,856	(26,117)	623,232	(26,381)
Debt securities held-to-maturity:
State and municipal debt obligations	6,671	(23)	191,511	(14,527)	198,182	(14,550)
Corporate debt securities	3,084	(473)	58,386	(3,468)	61,470	(3,941)
MBS:
Agency residential	95,776	(693)	525,751	(69,347)	621,527	(70,040)
Agency commercial	18,902	(370)	55,051	(3,308)	73,953	(3,678)
Non-agency commercial	—	—	18,910	(1,774)	18,910	(1,774)
Total MBS	114,678	(1,063)	599,712	(74,429)	714,390	(75,492)
Total debt securities held-to-maturity	124,433	(1,559)	849,609	(92,424)	974,042	(93,983)
Total debt securities	$295,809	$(1,823)	$1,301,465	$(118,541)	$1,597,274	$(120,364)

The Company concluded that debt securities were not impaired at June 30, 2024 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At June 30, 2024 and December 31, 2023, the Company held equity investments of $104.1 million and $100.2 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2024 and 2023 are shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gain (loss) on equity investments	$887	$(559)	$2,810	$(7,360)
Less: Net losses recognized on equity investments sold	—	(854)	—	(5,462)
Unrealized gains (losses) recognized on equity investments still held	$887	$295	$2,810	$(1,898)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Commercial:
Commercial real estate – investor	$5,324,994	$5,353,974
Commercial real estate – owner occupied	857,710	943,891
Commercial and industrial	616,400	666,532
Total commercial	6,799,104	6,964,397
Consumer:
Residential real estate	2,977,698	2,979,534
Home equity loans and lines and other consumer (“other consumer”)	242,526	250,664
Total consumer	3,220,224	3,230,198
Total loans receivable	10,019,328	10,194,595
Deferred origination costs, net of fees	10,628	9,263
Allowance for loan credit losses	(68,839)	(67,137)
Total loans receivable, net	$9,961,117	$10,136,721
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Total
June 30, 2024
Commercial real estate - investor
Pass	$65,438	$139,228	$1,165,143	$1,316,210	$530,706	$1,327,253	$682,968	$5,226,946
Special Mention	—	—	—	2,364	—	32,616	—	34,980
Substandard	—	—	1,877	595	4,517	56,079	—	63,068
Total commercial real estate - investor	65,438	139,228	1,167,020	1,319,169	535,223	1,415,948	682,968	5,324,994
Commercial real estate - owner occupied
Pass	19,965	63,519	115,156	92,772	42,908	486,929	18,057	839,306
Special Mention	—	—	—	—	—	4,358	—	4,358
Substandard	—	—	—	—	259	13,163	624	14,046
Total commercial real estate - owner occupied	19,965	63,519	115,156	92,772	43,167	504,450	18,681	857,710
Commercial and industrial
Pass	18,192	73,951	49,532	17,232	5,778	50,144	382,803	597,632
Special Mention	—	5,028	—	—	—	156	2,356	7,540
Substandard	—	—	355	63	—	479	10,331	11,228
Total commercial and industrial	18,192	78,979	49,887	17,295	5,778	50,779	395,490	616,400
Residential real estate (1)
Pass	110,093	274,260	888,707	549,989	373,650	774,976	—	2,971,675
Special Mention	—	—	633	—	416	1,295	—	2,344
Substandard	—	992	—	—	—	2,687	—	3,679
Total residential real estate	110,093	275,252	889,340	549,989	374,066	778,958	—	2,977,698
Other consumer (1)
Pass	15,295	29,624	18,668	18,465	11,566	119,456	28,082	241,156
Special Mention	—	—	165	—	296	84	—	545
Substandard	—	—	—	—	—	825	—	825
Total other consumer	15,295	29,624	18,833	18,465	11,862	120,365	28,082	242,526
Total loans	$228,983	$586,602	$2,240,236	$1,997,690	$970,096	$2,870,500	$1,125,221	$10,019,328
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended June 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$26,990	$4,251	$7,641	$27,104	$1,187	$67,173
Provision (benefit) for credit losses	2,462	(341)	272	642	83	3,118
Charge-offs (1)	(1,600)	—	—	—	—	(1,600)
Recoveries	1	21	2	87	37	148
Balance at end of period	$27,853	$3,931	$7,915	$27,833	$1,307	$68,839
For the three months ended June 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$22,451	$4,116	$5,827	$26,928	$873	$60,195
Provision (benefit) for credit losses	2,029	223	239	(785)	13	1,719
Charge-offs (1)	—	—	(125)	—	(81)	(206)
Recoveries	1	3	4	9	66	83
Balance at end of period	$24,481	$4,342	$5,945	$26,152	$871	$61,791
For the six months ended June 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,899	$4,354	$6,867	$27,029	$988	$67,137
Provision (benefit) for credit losses	1,597	(448)	1,041	651	662	3,503
Charge-offs (1)	(1,646)	—	—	—	(395)	(2,041)
Recoveries	3	25	7	153	52	240
Balance at end of period	$27,853	$3,931	$7,915	$27,833	$1,307	$68,839
For the six months ended June 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
(Benefit) provision for credit losses	3,408	(81)	370	1,605	(259)	5,043
Charge-offs (1)	—	(6)	(128)	—	(82)	(216)
Recoveries	3	6	8	17	106	140
Balance at end of period	$24,481	$4,342	$5,945	$26,152	$871	$61,791
(1) Gross charge-offs for the three months ended June 30, 2024 of $1.6 million related to one commercial real estate relationship that originated in 2019. Gross charge-offs for the six months ended June 30, 2024 of $2.0 million also included one commercial real estate relationship of $46,000, originated in 2021, and the remaining $395,000 of consumer loan charge-offs originated prior to 2019. Gross charge-offs for the three and six months ended June 30, 2023 of $206,000 and $216,000, respectively, related to loans that were originated in and prior to 2018.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At June 30, 2024 and December 31, 2023, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $14.3 million and $15.2 million, respectively, commercial real estate - owner occupied of $4.1 million and $352,000, respectively, and commercial and industrial of $434,000 and $304,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $4.5 million and $2.6 million at June 30, 2024 and December 31, 2023, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Commercial real estate – investor (1)	$19,761	$20,820
Commercial real estate – owner occupied	4,081	351
Commercial and industrial	434	304
Residential real estate	7,213	5,542
Other consumer	1,933	2,531
	$33,422	$29,548
(1) Includes the remaining exposure of $7.2 million and $8.8 million, respectively, on a single commercial real estate relationship located in a central business district (“CBD”).

At June 30, 2024 and December 31, 2023, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2024 and December 31, 2023, there were no loans that were past due 90 days or greater and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2024 and December 31, 2023 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2024
Commercial real estate – investor (1)	$1,311	$—	$14,027	$15,338	$5,309,656	$5,324,994
Commercial real estate – owner occupied	—	476	743	1,219	856,491	857,710
Commercial and industrial	744	—	434	1,178	615,222	616,400
Residential real estate	1,137	2,344	3,679	7,160	2,970,538	2,977,698
Other consumer	3,098	545	825	4,468	238,058	242,526
	$6,290	$3,365	$19,708	$29,363	$9,989,965	$10,019,328
December 31, 2023
Commercial real estate – investor (1)	$978	$684	$15,201	$16,863	$5,337,111	$5,353,974
Commercial real estate – owner occupied	335	352	293	980	942,911	943,891
Commercial and industrial	163	—	145	308	666,224	666,532
Residential real estate	14,858	402	3,411	18,671	2,960,863	2,979,534
Other consumer	872	558	1,836	3,266	247,398	250,664
	$17,206	$1,996	$20,886	$40,088	$10,154,507	$10,194,595
(1) Includes the remaining exposure of $7.2 million and $8.8 million, respectively, on a single commercial real estate relationship noted above.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of June 30, 2024 and December 31, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $23.7 million and $8.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of June 30, 2024 or December 31, 2023.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents loans modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended June 30, 2024
Commercial real estate – investor	$—	$4,878	$7,000	$—	$11,878	0.22%
	$—	$4,878	$7,000	$—	$11,878	0.12%
For the three months ended June 30, 2023
Residential real estate	$223	$—	$—	$—	$223	0.01%
Other consumer	200	—	—	—	200	0.08
	$423	$—	$—	$—	$423	—%
For the six months ended June 30, 2024
Commercial real estate – investor	$—	$4,878	$7,000	$—	$11,878	0.22%
Commercial real estate – owner occupied	—	—	—	2,994	2,994	0.35
Residential real estate	129	—	—	—	129	—
Other consumer	—	—	148	—	148	0.06
	$129	$4,878	$7,148	$2,994	$15,149	0.15%
For the six months ended June 30, 2023
Residential real estate	$658	$—	$—	$—	$658	0.02%
Other consumer	240	—	—	—	240	0.09
	$898	$—	$—	$—	$898	0.01%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended June 30, 2024 and since adoption of the standard for June 30, 2023 (in thousands):

	Current	60 - 89 Days past due	90 Days or Greater past due		Total
June 30, 2024
Commercial real estate – investor	$19,651	$—	$—		$19,651
Commercial real estate – owner occupied	2,945	—	—		2,945
Residential real estate	205	—	—		205
Other consumer	170	147	—		317
	$22,971	$147	$—		$23,118
June 30, 2023
Residential real estate	$515	$—	$143	(1)	$658
Other consumer	240	—	—		240
	$755	$—	$143		$898
(1) Represents one residential loan that defaulted during the three months ended June 30, 2023, which had been modified since the adoption of the standard.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Deposits
The major types of deposits at June 30, 2024 and December 31, 2023 were as follows (in thousands):

Type of Account	June 30,	December 31,
	2024	2023
Non-interest-bearing	$1,632,521	$1,657,119
Interest-bearing checking	3,667,837	3,911,766
Money market deposit	1,210,312	1,021,805
Savings	1,115,688	1,398,837
Time deposits	2,367,659	2,445,422
Total deposits	$9,994,017	$10,434,949
Included in time deposits at June 30, 2024 and December 31, 2023 was $422.6 million and $412.0 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $401.6 million and $631.5 million at June 30, 2024 and December 31, 2023, respectively.
Note 6. Borrowed Funds
Borrowed funds at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
FHLB advances	$789,337	$848,636
Securities sold under agreements to repurchase with customers	80,000	73,148
Other borrowings	424,490	196,456
Total borrowed funds	$1,293,827	$1,118,240
At June 30, 2024, there were $684.8 million of short-term advances and $104.5 million outstanding in overnight borrowings from the FHLB, as compared to $848.6 million and $0 at December 31, 2023, respectively.
At June 30, 2024, there were $424.5 million of other borrowings as compared to $196.5 million at December 31, 2023 due to a shift in funding sources from FHLB to other borrowings.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
June 30, 2024
FHLB and FRB	$7,371,979	$1,164,150	$8,536,129
Repurchase agreements	—	91,946	91,946
Total pledged assets	$7,371,979	$1,256,096	$8,628,075
December 31, 2023
FHLB and FRB	$7,255,671	$1,051,558	$8,307,229
Repurchase agreements	—	103,416	103,416
Total pledged assets	$7,255,671	$1,154,974	$8,410,645

The securities that collateralize the repurchase agreements are delivered to the lender, with whom each transaction is executed, to a third-party custodian, or held at the Company. The lender agrees to resell to the Company substantially the same securities at the maturity of the repurchase agreements.

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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$721,484	$46,830	$674,654	$—
Equity investments	55,611	—	55,611	—
Interest rate derivative asset	103,246	—	103,246	—
Interest rate derivative liability	(104,283)	—	(104,283)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	48,521	—	—	44,738
Loans measured for impairment based on the fair value of the underlying collateral (3)	23,360	—	—	23,360
December 31, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$753,892	$43,036	$710,856	$—
Equity investments	53,166	—	53,166	—
Interest rate derivative asset	87,776	—	87,776	—
Interest rate derivative liability	(87,848)	—	(87,848)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,997	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	18,509	—	—	18,509
(1)    As of June 30, 2024 and December 31, 2023, equity investments of $48.5 million and $47.0 million, respectively, included $44.7 million and $43.6 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the six months ended June 30, 2024 and the year ended December 31, 2023.
(2)    As of June 30, 2024 and December 31, 2023, equity investments of $48.5 million and $47.0 million, respectively, included $3.8 million and $3.4 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three and six months ended June 30, 2024 and 2023.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of June 30, 2024 and December 31, 2023 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2024
Financial Assets:
Cash and due from banks	$181,198	$181,198	$—	$—
Debt securities held-to-maturity	1,105,843	—	1,003,850	—
Restricted equity investments	92,679	—	—	92,679
Loans receivable, net and loans held-for-sale	9,963,179	—	—	9,341,464
Financial Liabilities:
Deposits other than time deposits (1)	7,626,358	—	7,626,358	—
Time deposits	2,367,659	—	2,354,246	—
FHLB advances and other borrowings	1,213,827	—	1,197,118	—
Securities sold under agreements to repurchase with customers	80,000	80,000	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$153,718	$153,718	$—	$—
Debt securities held-to-maturity	1,159,735	—	1,068,438	—
Restricted equity investments	93,766	—	—	93,766
Loans receivable, net and loans held-for-sale	10,141,887	—	—	9,606,498
Financial Liabilities:
Deposits other than time deposits (1)	7,989,527	—	7,989,527	—
Time deposits	2,445,422	—	2,421,058	—
FHLB advances and other borrowings	1,045,092	—	1,008,351	—
Securities sold under agreements to repurchase with customers	73,148	73,148	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $2,000 and gains $11,000 in commercial loan swap income resulting from the fair value adjustments for the three and six months ended June 30, 2024, respectively, as compared to gains of $22,000 and $0 for the corresponding prior year periods.
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(AOCL) AOCI balance at beginning of period, net of tax	$(726)	$488	$(36)	$(25)
Unrealized losses recognized in OCI	(306)	(1,588)	(1,255)	(1,176)
Losses reclassified from AOCI into interest income	256	191	515	292
AOCL balance at end of period, net of tax	$(776)	$(909)	$(776)	$(909)
During the next twelve months ending June 30, 2025, the Company estimates that an additional $934,000 will be reclassified as a reduction to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of June 30, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,448,060	$103,246	$103,260
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	1,023
Total Derivatives	$1,548,060	$103,246	$104,283
As of December 31, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,418,276	$87,776	$87,801
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	47
Total Derivatives	$1,518,276	$87,776	$87,848
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third-party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 at both June 30, 2024 and December 31, 2023. The amount of collateral received from third parties was $104.3 million and $88.3 million at June 30, 2024 and December 31, 2023, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $104.3 million and $87.8 million at June 30, 2024 and December 31, 2023, respectively.
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
The following table represents the classification of the Company’s Right of Use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		June 30,	December 31,
		2024	2023
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$16,955	$18,979
Finance lease ROU asset	Premises and equipment, net	1,188	1,304
Total lease ROU assets		$18,143	$20,283

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$18,760	$20,018
Finance lease liability	Other borrowings	1,555	1,685
Total lease liabilities		$20,315	$21,703
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $4.8 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively.
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

	June 30,	December 31,
	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	6.15 years	6.52 years
Finance lease	5.10 years	5.60 years
Weighted-Average Discount Rate
Operating leases	3.06%	3.02%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Expense
Operating lease expense	$1,146	$1,174	$2,305	$2,319
Finance lease expense:
Amortization of ROU assets	58	54	116	112
Interest on lease liabilities (1)	22	26	45	52
Total	$1,226	$1,254	$2,466	$2,483

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,021	$1,121	$2,122	$2,260
Operating cash flows from finance leases	22	26	45	52
Financing cash flows from finance leases	65	62	130	123
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2024	$175	$2,401
2025	350	4,622
2026	350	4,054
2027	350	2,696
2028	350	1,524
Thereafter	209	5,544
Total	1,784	20,841
Less: Imputed interest	(229)	(2,081)
Total lease liabilities	$1,555	$18,760
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$36,121	$22,151
Other assets	496	606
Total assets	36,617	22,757
Other liabilities	34,657	20,803
Net assets	$1,960	$1,954

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company repurchased 338,087 shares of its common stock during the three month period ended June 30, 2024. At June 30, 2024, there were 1,638,524 shares available for repurchase under the Company’s stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2024 through April 30, 2024	99,029	$14.92	99,029	1,877,582
May 1, 2024 through May 31, 2024	50,000	14.56	50,000	1,827,582
June 1, 2024 through June 30, 2024	189,058	14.29	189,058	1,638,524
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended June 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 1, 2024	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	August 1, 2024	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer