Form 10-Q
period 2024-09-30
OCEANFIRST FINANCIAL CORP
filed 2024-10-31
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
As of October 28, 2024, there were 58,464,214 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2024	June 30, 2024	September 30, 2023
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,488,483	$13,321,755	$13,498,183
Loans receivable, net of allowance for loan credit losses	9,963,598	9,961,117	10,068,156
Deposits	10,116,167	9,994,017	10,533,929
Total stockholders’ equity	1,694,508	1,676,669	1,637,604
SELECTED OPERATING DATA:
Net interest income	82,219	82,263	90,996
Provision for credit losses	517	3,114	10,283
Other income	14,684	10,985	10,762
Operating expenses	63,736	58,620	64,484
Net income	25,186	24,432	20,532
Net income attributable to OceanFirst Financial Corp.	25,116	24,373	20,667
Net income available to common stockholders	24,112	23,369	19,663
Diluted earnings per share	0.42	0.40	0.33
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	29.02	28.67	27.56
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	47.62%	50.00%	60.61%
Stockholders’ equity to total assets	12.56	12.59	12.13
Return on average assets (2) (3) (4)	0.71	0.70	0.57
Return on average stockholders’ equity (2) (3) (4)	5.68	5.61	4.75
Net interest rate spread (5)	2.06	2.11	2.37
Net interest margin (2) (6)	2.67	2.71	2.91
Operating expenses to average assets (2) (4)	1.89	1.75	1.88
Efficiency ratio (4) (7)	65.77	62.86	63.37
Loan-to-deposit ratio (8)	99.10	100.30	96.10
ASSET QUALITY (9):
Non-performing loans (10)	$28,139	$33,422	$30,098
Allowance for loan credit losses as a percent of total loans receivable (8) (11)	0.69%	0.69%	0.63%
Allowance for loan credit losses as a percent of total non-performing loans (10) (11)	245.45	205.97	212.23
Non-performing loans as a percent of total loans receivable (8) (10)	0.28	0.33	0.30
Non-performing assets as a percent of total assets (10)	0.21	0.25	0.22
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios are based on net income available to common stockholders.
(4) Performance ratios for the three months ended September 30, 2024 included a net benefit of $1.2 million, or $919,000, net of tax expense, related to a net gain on equity investments, a net gain on sale of trust business and merger related expenses. Performance ratios for the three months ended June 30, 2024 included a net gain on equity investments of $887,000, or $699,000, net of tax expense. Performance ratios for the three months ended September 30, 2023 included a net gain on equity investments of $1.5 million, or $1.1 million, net of tax expense.
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
(9)     The quarters ended September 30, 2023 and 2024 include the addition and subsequent resolution of a single commercial relationship exposure of $7.2 million, which had life-to-date charge-offs of $10.0 million.
(10) Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(11) Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $5.7 million, $6.1 million, and $8.8 million at September 30, 2024, June 30, 2024 and September 30, 2023, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas between Massachusetts and Virginia. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, sales of loans and investments, bank owned life insurance and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the three months ended September 30, 2024 were as follows:

•Net Interest Income Stabilization: Net interest income of $82.2 million for the quarter as compared to $82.3 million in the prior linked quarter.
•Deposits: Total deposits increased by $122.2 million to $10.1 billion from $10.0 billion, and the loan-to-deposit ratio was 99% at September 30, 2024.
•Strategic Investments: The results include $3.3 million of expenses, of which $1.7 million related to merger and acquisition costs for the talent acquisition of Garden State Home Loans, Inc. and acquisition of Spring Garden Capital Group, LLC.1 These are expected to improve future operating performance by expanding fee revenue and specialty finance offerings.
•Asset Quality: Asset quality metrics remain strong as non-performing loans and loans 30 to 89 days past due as a percentage of total loans receivable were 0.28% and 0.15%, respectively. Non-performing loans decreased by $5.3 million, to $28.1 million, and the Company recorded net loan recoveries of $88,000 for the quarter.
The current quarter was impacted by a continued mix-shift and repricing of funding costs. Further, the results were impacted by the following non-recurring events: $1.7 million of merger related expenses, a $1.4 million gain on sale of a portion of the Company’s trust business, a $855,000 gain on sale of assets held for sale, and the resolution, via sale of collateral, of a single commercial real estate relationship of $7.2 million that was moved to non-accrual and partially charged-off in prior periods.
Net income available to common stockholders for the three and nine months ended September 30, 2024 increased to $24.1 million and $75.1 million, respectively, or $0.42 and $1.29 per diluted share, as compared to $19.7 million and $73.3 million, or $0.33 and $1.24 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $1.0 million and $3.0 million for the three and nine months ended September 30, 2024 and 2023, respectively.
On October 17, 2024, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended September 30, 2024, will be paid on November 15, 2024 to common stockholders of record on November 4, 2024. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on November 15, 2024 to preferred stockholders of record on October 31, 2024.
1 The talent acquisition of Garden State Home Loans, Inc. was effective August 3, 2024. Additionally, the acquisition of Spring Garden Capital Group, LLC was effective October 1, 2024.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and nine months ended September 30, 2024, interest income included net loan fees of $730,000 and $2.6 million, respectively, as compared to $621,000 and $2.6 million for the same prior year periods, respectively.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2024 and 2023. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$210,245	$2,971	5.62%	$470,825	$6,440	5.43%
Securities (2)	2,063,633	21,919	4.23	1,873,450	18,039	3.82
Loans receivable, net (3)
Commercial	6,782,777	102,881	6.03	6,923,743	103,069	5.91
Residential real estate	2,992,138	29,677	3.97	2,918,612	26,765	3.67
Home equity loans and lines and other consumer (“other consumer”)	242,942	4,077	6.68	252,126	4,097	6.45
Allowance for loan credit losses, net of deferred loan costs and fees	(59,063)	—	—	(53,959)	—	—
Loans receivable, net	9,958,794	136,635	5.46	10,040,522	133,931	5.30
Total interest-earning assets	12,232,672	161,525	5.26	12,384,797	158,410	5.08
Non-interest-earning assets	1,206,024			1,252,416
Total assets	$13,438,696			$13,637,213
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,856,281	21,731	2.24%	$3,692,500	14,938	1.61%
Money market	1,256,536	11,454	3.63	832,729	5,698	2.71
Savings	1,088,926	2,218	0.81	1,391,811	3,311	0.94
Time deposits	2,339,370	26,915	4.58	2,867,921	29,340	4.06
Total	8,541,113	62,318	2.90	8,784,961	53,287	2.41
Federal Home Loan Bank (“FHLB”) advances	757,535	9,140	4.80	701,343	8,707	4.93
Securities sold under agreements to repurchase	75,871	491	2.57	76,620	261	1.35
Other borrowings	499,839	7,357	5.86	317,210	5,159	6.45
Total borrowings	1,333,245	16,988	5.07	1,095,173	14,127	5.12
Total interest-bearing liabilities	9,874,358	79,306	3.20	9,880,134	67,414	2.71
Non-interest-bearing deposits	1,634,743			1,841,198
Non-interest-bearing liabilities	240,560			272,982
Total liabilities	11,749,661			11,994,314
Stockholders’ equity	1,689,035			1,642,899
Total liabilities and equity	$13,438,696			$13,637,213
Net interest income		$82,219			$90,996
Net interest rate spread (4)			2.06%			2.37%
Net interest margin (5)			2.67%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			2.44%			1.99%

(continued)

	For the Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$168,822	$6,966	5.51%	$304,184	$11,661	5.13%
Securities (2)	2,073,552	65,782	4.24	1,919,660	51,124	3.56
Loans receivable, net (3)
Commercial	6,851,021	309,922	6.04	6,892,456	295,199	5.73
Residential real estate	2,981,822	87,345	3.91	2,895,601	77,862	3.59
Other consumer	245,777	12,538	6.81	257,063	11,694	6.08
Allowance for loan credit losses, net of deferred loan costs and fees	(58,825)	—	—	(52,626)	—	—
Loans receivable, net	10,019,795	409,805	5.46	9,992,494	384,755	5.15
Total interest-earning assets	12,262,169	482,553	5.25	12,216,338	447,540	4.90
Non-interest-earning assets	1,216,562			1,234,942
Total assets	$13,478,731			$13,451,280
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,881,344	63,570	2.19%	$3,757,417	33,171	1.18%
Money market	1,177,612	31,107	3.53	744,689	11,136	2.00
Savings	1,202,533	9,284	1.03	1,336,497	4,034	0.40
Time deposits	2,363,542	78,283	4.42	2,388,299	64,210	3.59
Total	8,625,031	182,244	2.82	8,226,902	112,551	1.83
FHLB Advances	704,911	25,657	4.86	1,055,106	38,530	4.88
Securities sold under agreements to repurchase	72,239	1,380	2.55	73,441	544	0.99
Other borrowings	513,951	22,566	5.86	302,649	14,008	6.19
Total borrowings	1,291,101	49,603	5.13	1,431,196	53,082	4.96
Total interest-bearing liabilities	9,916,132	231,847	3.12	9,658,098	165,633	2.29
Non-interest-bearing deposits	1,631,841			1,913,624
Non-interest-bearing liabilities	251,878			253,014
Total liabilities	11,799,851			11,824,736
Stockholders’ equity	1,678,880			1,626,544
Total liabilities and equity	$13,478,731			$13,451,280
Net interest income		$250,706			$281,907
Net interest rate spread (4)			2.13%			2.61%
Net interest margin (5)			2.73%			3.09%
Total cost of deposits (including non-interest-bearing deposits)			2.37%			1.48%
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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023
Total assets decreased by $49.8 million to $13.49 billion, from $13.54 billion, primarily due to decreases in loans, partly offset by an increase in total debt securities. Total loans decreased by $172.4 million to $10.02 billion, from $10.19 billion, primarily due to a decrease in the total commercial portfolio of $188.4 million driven by loan payoffs. The loan pipeline increased by $168.6 million to $351.6 million, from $183.0 million. Loan originations increased $206.4 million to $430.9 million, from $224.5 million, primarily in commercial loans. For more information on the composition of the loan portfolio, see “Lending Activities.” Held-to-maturity debt securities decreased by $84.6 million to $1.08 billion, from $1.16 billion, primarily due to principal repayments. Debt securities available-for-sale increased $157.9 million to $911.8 million, from $753.9 million, primarily due to new purchases. Other assets decreased by $20.3 million to $159.3 million, from $179.7 million, primarily due to a decrease in market values associated with customer interest rate swap programs.
Total liabilities decreased by $82.3 million to $11.79 billion, from $11.88 billion, primarily related to lower deposits offset by a funding mix shift to other borrowings. Deposits decreased by $318.8 million to $10.12 billion, from $10.43 billion, primarily due to decreases in high-yield savings accounts of $326.9 million and time deposits of $224.6 million, offset by increases in money market accounts of $266.8 million. Time deposits decreased to $2.22 billion, from $2.45 billion, representing 22.0% and 23.4% of total deposits, respectively, which was primarily related to planned runoff of brokered time deposits, which decreased by $430.4 million, offset by increases in retail time deposits of $221.4 million. The loan-to-deposit ratio was 99.1%, as compared to 97.7%. FHLB advances increased by $43.2 million to $891.9 million, from $848.6 million, and other borrowings increased by $223.5 million to $419.9 million, from $196.5 million, as a result of lower-cost funding availability.
Other liabilities decreased by $43.1 million to $257.6 million, from $300.7 million, primarily due to a decrease in the market values of derivatives associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at September 30, 2024, including the Company’s common equity tier one capital ratio, which increased to 11.3%, up approximately 40 basis points from December 31, 2023.
Total stockholders’ equity increased to $1.69 billion, as compared to $1.66 billion, primarily reflecting net income, partially offset by capital returns comprising of dividends and share repurchases. For the nine months ended September 30, 2024, the Company repurchased 1,383,238 shares totaling $21.5 million at a weighted average cost of $15.38. The Company had 1,551,200 shares available for repurchase under the authorized repurchase program. Additionally, accumulated other comprehensive loss decreased by $8.7 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax. The Company’s stockholders’ equity to assets ratio was 12.56%, as compared to 12.28% and book value per share increased to $29.02, as compared to $27.96.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2024 and September 30, 2023
General
Net income available to common stockholders for the three and nine months increased to $24.1 million and $75.1 million, respectively, or $0.42 and $1.29 per diluted share, as compared to $19.7 million and $73.3 million, or $0.33 and $1.24 per diluted share, for the corresponding prior year periods. Net income for the three and nine months ended September 30, 2024 included net gains on equity investments of $1.4 million and $4.2 million, respectively, a net gain on sale of a portion of its trust business of $1.4 million and $2.6 million, respectively, and merger related expenses of $1.7 million for both periods. Net income for the nine months ended September 30, 2024 included a special Federal Deposit Insurance Corporation (“FDIC”) assessment of $418,000. These items, net of tax, increased net income by $919,000 and $3.6 million for the three and nine months ended September 30, 2024, respectively.
Net income for the three and nine months ended September 30, 2023 included net gain on equity investments of $1.5 million and a net loss on equity investments of $1.3 million, respectively. Net income for the nine months ended September 30, 2023 also included merger related expenses of $22,000, net branch consolidation expense of $70,000 and net loss on sale of investments of $5.3 million. These items increased net income by $1.1 million and decreased net income by $5.1 million, net of tax, for the three and nine months ended September 30, 2023, respectively.
Interest Income
Interest income for the three and nine months ended September 30, 2024 increased to $161.5 million and $482.6 million, respectively, from $158.4 million and $447.5 million for the corresponding prior year periods. For the three and nine months ended September 30, 2024, the yield on average interest-earning assets increased to 5.26% and 5.25%, respectively, from

5.08% and 4.90% for the corresponding prior year periods. The average balance of interest-earning assets decreased by $152.1 million for the three months ended September 30, 2024, due to balance sheet contraction. The average balance of interest-earning assets increased by $45.8 million for the nine months ended September 30, 2024, primarily driven by securities growth of $153.9 million which was funded through the decrease of $135.4 million of interest-earning deposits and short-term investments and additional borrowings.
Interest Expense
Interest expense for the three and nine months ended September 30, 2024 increased to $79.3 million and $231.8 million, respectively, from $67.4 million and $165.6 million in the corresponding prior year periods, primarily due to an increase in the cost of deposits, partly offset by a decrease in the cost of total borrowings. For the three and nine months ended September 30, 2024, the cost of average interest-bearing liabilities increased to 3.20% and 3.12%, respectively, from 2.71% and 2.29% for the corresponding prior year periods, primarily due to higher cost of deposits. The total cost of deposits (including non-interest-bearing deposits) increased to 2.44% and 2.37% for the three and nine months ended September 30, 2024, respectively, from 1.99% and 1.48% for the same prior year periods.
Net Interest Income and Margin
Net interest income for the three and nine months ended September 30, 2024 decreased to $82.2 million and $250.7 million, respectively, from $91.0 million and $281.9 million in the corresponding prior year periods, primarily reflecting the net impact of the higher interest rate environment. The net interest margin for the three and nine months ended September 30, 2024 decreased to 2.67% and 2.73%, respectively, from 2.91% and 3.09% for the same prior year periods. The net interest margin decreased primarily due to the increase in cost of funds outpacing the increase in yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses for the three and nine months ended September 30, 2024 was $517,000 and $4.2 million, respectively, as compared to $10.3 million and $14.5 million for the corresponding prior year periods. The lower provision for the current quarter was a result of flat loan growth, net loan recoveries, and the net effect of shifts in the Company’s loan portfolio and external macro economic forecasts. Net loan recoveries were $88,000 and net loan charge-offs were $1.7 million for the three and nine months ended September 30, 2024, respectively, as compared to net loans charge-offs of $8.3 million for both the same prior year periods. The prior year periods included a partial charge-off of $8.4 million for a single commercial real estate relationship, which was resolved through the sale of the underlying collateral in the current quarter.
Non-interest Income
Three months ended September 30, 2024 vs. September 30, 2023
Other income increased to $14.7 million, as compared to $10.8 million. Other income was favorably impacted by net gains on equity investments of $1.4 million and $1.5 million, for the respective quarters, and a $1.4 million gain on sale of a portion of the Company’s trust business in the current quarter. The remaining increase of $2.5 million was primarily driven by increases in fees and service charges of $918,000 related to treasury management fees, a non-recurring gain on sale of assets held for sale of $855,000, and net gain on sale of loans of $439,000.
Nine months ended September 30, 2024 vs. September 30, 2023
Other income increased to $38.0 million, as compared to $21.8 million. The current period was favorably impacted by net gains on equity investments of $4.2 million and a net gain on sale of a portion of its trust business of $2.6 million. The prior year was adversely impacted by a net loss on equity investments of $6.6 million, primarily related to losses on sale of investments. The remaining increase of $2.8 million was primarily driven by increases in the cash surrender value of bank owned life insurance of $1.5 million, which included one-time death benefits in the current period, and net gain on sale of loans of $1.2 million, and gain on sale of assets held for sale of $855,000. This was partially offset by a decrease in trust and asset management revenue of $590,000, related to the sale of a portion of the Company’s trust business.
Non-interest Expense
Three months ended September 30, 2024 vs. September 30, 2023
Operating expenses decreased to $63.7 million, as compared to $64.5 million. The current quarter was adversely impacted by non-core operations related to merger related expenses of $1.7 million. The remaining decrease of $2.4 million was primarily driven by decreases in professional fees of $3.3 million as the Company realized benefits from the performance improvement initiatives and investments made in the prior periods. This was partially offset by an increase in other operating expense of $1.1 million, which was partly due to additional loan servicing expenses.
Nine months ended September 30, 2024 vs. September 30, 2023
Operating expenses decreased to $181.0 million, as compared to $188.7 million. Operating expenses were adversely impacted by $2.1 million related to merger related expenses and an FDIC special assessment in the current year, and merger related and net branch consolidation expenses of $92,000 in the prior year. The remaining decrease of $9.7 million was driven by decreases in professional fees of $8.6 million and compensation and employee benefits expenses of $1.9 million, which were due to the same initiatives discussed in the three-month periods above. This was partially offset by an increase in other operating expenses of $1.3 million, which was partly due to additional loan servicing expenses.
Income Tax Expense
The provision for income taxes was $7.5 million and $25.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $6.5 million and $24.1 million for the same prior year periods. The effective tax rate was 22.9% and 24.4% for the three and nine months ended September 30, 2024, respectively, as compared to 23.9% and 24.0% for the same prior year periods. The current quarter’s effective tax rate was positively impacted by geographic mix as compared to the same prior year period and the nine months ended September 30, 2024 was adversely impacted by the non-recurring write-off of a deferred tax asset of $1.2 million net of other state effects.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of September 30, 2024, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of September 30, 2024, total on-balance sheet liquidity and funding capacity was $4.0 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At September 30, 2024, the Bank reported in its Call Report $5.70 billion of estimated uninsured deposits. This total included $2.46 billion of collateralized government deposits and $1.58 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.66 billion, or 16.3% of total deposits. On-balance-sheet liquidity and funding capacity represented 242.3% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt, preferred and common stock. For the nine months ended September 30, 2024, the Parent Company received dividend payments of $69.0 million from the Bank. At September 30, 2024, the Parent Company held $92.7 million in cash and cash equivalents.
The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including lines of credit at multiple financial institutions and access to the FRB discount window.

As of September 30, 2024, the Company pledged $7.40 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.22 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $891.9 million of FHLB advances, including $60.0 million of overnight borrowings as of September 30, 2024, as compared to $848.6 million of FHLB term advances and no outstanding overnight borrowings from the FHLB at December 31, 2023. The Company had $419.9 million of other borrowings as of September 30, 2024, as compared to $196.5 million at December 31, 2023, as a result of lower cost funding availability.
The Company’s cash needs for the nine months ended September 30, 2024 were primarily satisfied by the increase in other borrowings and primarily utilized for the reduction of deposits and the purchase of debt securities.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At September 30, 2024, outstanding commitments to originate loans totaled $351.6 million and outstanding undrawn lines of credit totaled $1.41 billion, of which $1.10 billion were commitments to commercial and commercial construction borrowers and $312.3 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At September 30, 2024, the Company also had various contractual obligations, which included debt obligations of $1.39 billion, including finance lease obligations of $1.5 million, and an additional $17.8 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.16 billion at September 30, 2024.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and nine months ended September 30, 2024, the Company repurchased 87,324 and 1,383,238 shares of its common stock, respectively, totaling $1.4 million and $21.5 million, respectively. At September 30, 2024, there were 1,551,200 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the first nine months of September 30, 2024 were $35.2 million. Cash dividends on preferred stock declared and paid during the first nine months of September 30, 2024 were $3.0 million.
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
Additionally, management performs multiple capital stress test scenarios periodically, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of September 30, 2024, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
Regulatory Capital Requirements
As of September 30, 2024 and December 31, 2023, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2024	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,246,685	9.65%	$516,930	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,116,470	11.31	691,086	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,246,685	12.63	839,176	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,444,450	14.63	1,036,629	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,175,318	9.17%	$512,823	4.00%		$641,029	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,175,318	12.02	684,225	7.00	(1)	635,352	6.50
Tier 1 capital (to risk-weighted assets)	1,175,318	12.02	830,844	8.50	(1)	781,971	8.00
Total capital (to risk-weighted assets)	1,248,082	12.77	1,026,337	10.50	(1)	977,464	10.00
As of December 31, 2023
Company:
Tier 1 capital (to average assets)	$1,218,142	9.31%	$523,588	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,088,542	10.86	701,778	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,218,142	12.15	852,159	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,413,400	14.10	1,052,667	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,155,896	8.90%	$519,690	4.00%		$649,612	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,155,896	11.65	694,620	7.00	(1)	645,004	6.50
Tier 1 capital (to risk-weighted assets)	1,155,896	11.65	843,467	8.50	(1)	793,852	8.00
Total capital (to risk-weighted assets)	1,226,154	12.36	1,041,930	10.50	(1)	992,315	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At September 30, 2024 and December 31, 2023, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At September 30, 2024 and December 31, 2023, the Company maintained a stockholders’ equity to total assets ratio of 12.56% and 12.28%, respectively.

Lending Activities
Loan Portfolio Composition. At September 30, 2024, the Company had total loans outstanding of $10.02 billion, of which $6.12 billion, or 61.0% of total loans, were commercial real estate, multi-family, and land loans (collectively, “commercial real estate”). The remainder of the portfolio consisted of: $660.9 million of commercial and industrial loans, or 6.6% of total loans; $3.00 billion of residential real estate loans, or 30.0% of total loans; and $243.0 million of consumer loans, primarily home equity loans and lines of credit, or 2.4% of total loans.
Commercial real estate. The Bank originates commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family or retail facilities. Commercial real estate loans are provided on owner-occupied properties and on investor-owned properties. At September 30, 2024, of the total commercial real estate portfolio, $5.27 billion or 86.2% was considered investor-owned and $841.9 million or 13.8% was considered owner-occupied.
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
For investor-owned properties, because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy. As a result, the Bank is particularly vigilant of this portfolio. The portfolio is highly diversified with loans secured by a variety of property types in multiple geographies and the portfolio exhibits stable credit quality.
The following table presents the Company’s commercial real estate - investor owned loans by industry as of September 30, 2024:

	As of September 30, 2024
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$533,029	12%	52%	1.8x
Medical	283,802	6	57	1.8
Credit Tenant	259,555	6	67	1.5
Total Office (3)	1,076,386	23	57	1.8
Retail	1,071,999	23	54	2.0
Multi-family (4)	886,238	19	63	1.7
Industrial/warehouse	700,467	15	49	2.1
Hospitality	172,804	4	48	2.0
Other (5)	703,650	15	45	1.9
Total	4,611,544	100%	54	1.9
Construction	661,615
Total CRE investor owned and construction	$5,273,159
(1) Represents the weighted average of loan balances as of September 30, 2024 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Central business district (“CBD”) exposure represented $116 million, or 10.8%, of the total office loan balance at September 30, 2024. Office CBD loans had a weighted average LTV of 64% and weighted average debt service coverage ratio of 1.9x at September 30, 2024. $83 million, or 72%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at September 30, 2024. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at September 30, 2024.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represent $33 million, or 0.25% of the Company’s total assets at September 30, 2024.

(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of September 30, 2024:

	As of September 30, 2024
(dollars in thousands)	Amount	Percent of Total
New York	$1,494,156	32%
Pennsylvania and Delaware	1,262,330	27
New Jersey	1,168,290	25
Massachusetts	126,784	3
Maryland and District of Columbia	139,376	3
Other	420,608	9
Total	4,611,544	100%
Construction	661,615
Total CRE investor owned and construction	$5,273,159
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30,	December 31,
	2024	2023
	(dollars in thousands)
Non-performing loans (1):
Commercial real estate – investor	$12,478	$20,820
Commercial real estate – owner occupied	4,368	351
Commercial and industrial	122	304
Residential real estate	9,108	5,542
Other consumer	2,063	2,531
Total non-performing loans and assets	$28,139	$29,548
PCD loans, net of allowance for loan credit losses	$15,323	$16,122
Delinquent loans 30-89 days	$15,458	$19,202
Allowance for loan credit losses as a percent of total loans (2)	0.69%	0.66%
Allowance for loan credit losses as a percent of total non-performing loans (2)	245.45	227.21
Non-performing loans as a percent of total loans receivable	0.28	0.29
Non-performing assets as a percent of total assets	0.21	0.22
(1)At December 31, 2023, non-performing loans includes a single commercial relationship exposure of $8.8 million. During the quarter ended September 30, 2024, the exposure, which had life-to-date charge-offs of $10.0 million, was resolved via sale of collateral.
(2)Loans acquired from prior bank acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $5.7 million and $7.5 million at September 30, 2024 and December 31, 2023, respectively.
Overall asset quality metrics remained stable. The Company’s non-performing loans represented 0.28% and 0.29% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 245.45%, as compared to 227.21%. The level of 30 to 89 days delinquent loans decreased to $15.5 million, from $19.2 million. The Company’s allowance for loan credit losses was 0.69%, as compared to 0.66%.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets (in thousands):

	September 30,	December 31,
	2024	2023
Special Mention	$85,721	$40,385
Substandard	103,384	106,552
The increase in special mention loans was primarily due to new downgrades of six commercial relationships totaling $60.4 million, partly offset by four commercial loans totaling $10.1 million, which were upgraded and two commercial loans of $7.8 million migrating to substandard during the nine months ended September 30, 2024. The decrease in substandard loans was primarily due to nine commercial relationships totaling $27.2 million that were paid off or were upgraded, which was partially offset by new downgrades primarily related to four commercial relationships totaling $16.2 million and the $7.8 million of downgraded special mention loans noted above.

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
The evaluation of goodwill was a critical accounting estimate in the preparation of the consolidated financial statements. The Company bypassed the qualitative assessment and proceeded directly to the quantitative test on its annual impairment testing date of August 31, 2024. In addition to the approaches and assumptions disclosed in the Company’s 2023 Form 10-K, the Company considered an additional market approach valuation method, the guideline merged and acquired company method, which utilizes observable transactions of actual prices paid for target companies that operated in comparable industries or markets facing similar risks. This approach requires judgment in the selection of comparable transactions and includes those with similar business activities, and related operating environments. The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, which resulted in no impairment loss at August 31, 2024.
Management continued to carefully assess and evaluate all available information for potential triggering events after the August 31 annual testing date, and concluded no triggering events were identified subsequent to the annual test date. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill in the future, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for triggering events.
Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2024
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. The Company adopted this standard in 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In March 2023, FASB issued ASU 2023-02, “Investments - Equity Method and Joint Venture (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. The amendments in this ASU permit reporting entities to account for the tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. The Company adopted this standard in 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of OceanFirst Financial Corp. (the “Company”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio, and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the effect of the Company’s rating under the Community Reinvestment Act, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
These risks and uncertainties are further discussed in the 2023 Form 10-K, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(2.8)%	2.1%	(12.8)%	(2.2)%
200	(1.5)	1.9	(9.1)	(1.3)
100	(0.6)	1.4	(5.2)	(0.4)
Static	—	—	—	—
(100)	0.1	(1.9)	7.0	(0.5)
(200)	(0.7)	(4.3)	8.8	(1.9)
(300)	(5.1)	(7.3)	6.8	(4.2)

The net interest income sensitivity results indicate that at September 30, 2024 the Company was modestly asset sensitive. The change in sensitivity between September 30, 2024 and December 31, 2023 was impacted by an increase in floating-rate securities and term borrowings, a deposit mix shift within non-maturity deposits with lower betas as well as a change in loan prepayments, partially offset by an increase in overnight borrowings and a reduction in short-term time deposits.

Overall, the measure of EVE at risk decreased in all rate scenarios from December 31, 2023 to September 30, 2024. This decrease was the result of an increase in floating-rate securities and term borrowings, a deposit mix shift within non-maturity deposits with lower betas and longer average lives, as well as a change in loan prepayments.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and due from banks	$214,171	$153,718
Debt securities available-for-sale, at estimated fair value	911,753	753,892
Debt securities held-to-maturity, net of allowance for securities credit losses of $902 at September 30, 2024 and $1,133 at December 31, 2023 (estimated fair value of $1,007,781 at September 30, 2024 and $1,068,438 at December 31, 2023)	1,075,131	1,159,735
Equity investments	95,688	100,163
Restricted equity investments, at cost	98,545	93,766
Loans receivable, net of allowance for loan credit losses of $69,066 at September 30, 2024 and $67,137 at December 31, 2023	9,963,598	10,136,721
Loans held-for-sale	23,036	5,166
Interest and dividends receivable	48,821	51,874
Premises and equipment, net	116,087	121,372
Bank owned life insurance	269,138	266,498
Assets held for sale	—	28
Goodwill	506,146	506,146
Core deposit intangible	7,056	9,513
Other assets	159,313	179,661
Total assets	$13,488,483	$13,538,253
Liabilities and Stockholders’ Equity
Deposits	$10,116,167	$10,434,949
Federal Home Loan Bank (“FHLB”) advances	891,860	848,636
Securities sold under agreements to repurchase with customers	81,163	73,148
Other borrowings	419,927	196,456
Advances by borrowers for taxes and insurance	27,282	22,407
Other liabilities	257,576	300,712
Total liabilities	11,793,975	11,876,308
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both September 30, 2024 and December 31, 2023	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,515,415 and 62,182,767 shares issued at September 30, 2024 and December 31, 2023, respectively; and 58,397,094 and 59,447,684 shares outstanding at September 30, 2024 and December 31, 2023, respectively	613	613
Additional paid-in capital	1,166,218	1,161,755
Retained earnings	632,476	592,542
Accumulated other comprehensive loss	(12,185)	(20,862)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(2,852)	(3,780)
Treasury stock, 4,118,321 and 2,735,083 shares at September 30, 2024 and December 31, 2023, respectively	(90,617)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,693,654	1,661,163
Non-controlling interest	854	782
Total stockholders’ equity	1,694,508	1,661,945
Total liabilities and stockholders’ equity	$13,488,483	$13,538,253

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Interest income:
Loans	$136,635	$133,931	$409,805	$384,755
Debt securities	19,449	15,223	58,349	43,829
Equity investments and other	5,441	9,256	14,399	18,956
Total interest income	161,525	158,410	482,553	447,540
Interest expense:
Deposits	62,318	53,287	182,244	112,551
Borrowed funds	16,988	14,127	49,603	53,082
Total interest expense	79,306	67,414	231,847	165,633
Net interest income	82,219	90,996	250,706	281,907
Provision for credit losses	517	10,283	4,222	14,525
Net interest income after provision for credit losses	81,702	80,713	246,484	267,382
Other income:
Bankcard services revenue	1,615	1,507	4,602	4,381
Trust and asset management revenue	384	662	1,329	1,919
Fees and service charges	6,096	5,178	15,584	15,939
Net gain on sales of loans	505	66	1,282	119
Net gain (loss) on equity investments	1,420	1,452	4,230	(5,908)
Income from bank owned life insurance	1,779	1,390	5,367	3,853
Commercial loan swap income	414	11	793	712
Other	2,471	496	4,768	748
Total other income	14,684	10,762	37,955	21,763
Operating expenses:
Compensation and employee benefits	35,844	35,534	101,739	103,676
Occupancy	5,157	5,466	15,531	15,970
Equipment	1,026	1,172	3,224	3,478
Marketing	1,385	1,183	3,550	3,126
Federal deposit insurance and regulatory assessments	2,618	2,557	8,438	6,771
Data processing	5,940	6,086	17,914	18,405
Check card processing	1,153	1,154	3,278	3,649
Professional fees	1,970	5,258	6,863	15,439
Amortization of core deposit intangible	803	987	2,457	3,008
Branch consolidation expense, net	—	—	—	70
Merger related expenses	1,669	—	1,669	22
Other operating expense	6,171	5,087	16,365	15,109
Total operating expenses	63,736	64,484	181,028	188,723
Income before provision for income taxes	32,650	26,991	103,411	100,422
Provision for income taxes	7,464	6,459	25,183	24,109
Net income	25,186	20,532	78,228	76,313
Net income attributable to non-controlling interest	70	(135)	72	(34)
Net income attributable to OceanFirst Financial Corp.	25,116	20,667	78,156	76,347
Dividends on preferred shares	1,004	1,004	3,012	3,012
Net income available to common stockholders	$24,112	$19,663	$75,144	$73,335
Basic earnings per share	$0.42	$0.33	$1.29	$1.24
Diluted earnings per share	$0.42	$0.33	$1.29	$1.24
Average basic shares outstanding	58,065	59,104	58,405	59,037
Average diluted shares outstanding	58,068	59,111	58,407	59,068
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income	$25,186	$20,532	$78,228	$76,313
Other comprehensive income:
Net unrealized gain on debt securities (net of tax expense of $1,225 and $2,569 in 2024 and $572 and $2,430 in 2023, respectively)	3,847	1,797	8,066	7,626
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $43 and $125 in 2024 and $66 and $176 in 2023, respectively)	62	116	180	277
Unrealized gain (loss) on derivative hedges (net of tax expense of $267 and tax benefit of $133 in 2024 and tax benefit of $198 and $573 in 2023, respectively)	837	(622)	(418)	(1,798)
Reclassification adjustment for losses included in net income (net of tax expense of $80 and $270 in 2024 and $78 and $340 in 2023, respectively)	254	246	849	1,066
Total other comprehensive income, net of tax	5,000	1,537	8,677	7,171
Total comprehensive income	30,186	22,069	86,905	83,484
Less: comprehensive income (loss) attributable to non-controlling interest	70	(135)	72	(34)
Comprehensive income attributable to OceanFirst Financial Corp.	30,116	22,204	86,833	83,518
Less: Dividends on preferred shares	1,004	1,004	3,012	3,012
Total comprehensive income available to common stockholders	$29,112	$21,200	$83,821	$80,506
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at June 30, 2023	$1	$613	$1,159,394	$569,867	$(30,348)	$(4,986)	$(69,106)	$848	$1,626,283
Net income (loss)	—	—	—	20,667	—	—	—	(135)	20,532
Other comprehensive income, net of tax	—	—	—	—	1,537	—	—	—	1,537
Stock compensation	—	—	1,574	—	—	—	—	—	1,574
Allocation of ESOP stock	—	—	(99)	—	—	603	—	—	504
Cash dividend $0.20 per share	—	—	—	(11,822)	—	—	—	—	(11,822)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at September 30, 2023	$1	$613	$1,160,869	$577,708	$(28,811)	$(4,383)	$(69,106)	$713	$1,637,604

Balance at June 30, 2024	$1	$613	$1,164,813	$620,021	$(17,185)	$(3,161)	$(89,217)	$784	$1,676,669
Net income	—	—	—	25,116	—	—	—	70	25,186
Other comprehensive income, net of tax	—	—	—	—	5,000	—	—	—	5,000
Stock compensation	—	—	1,383	—	—	—	—	—	1,383
Allocation of ESOP stock	—	—	(27)	—	—	309	—	—	282
Cash dividend $0.20 per share	—	—	—	(11,657)	—	—	—	—	(11,657)
Exercise of stock options	—	—	48	—	—	—	—	—	48
Repurchase of 87,324 shares of common stock	—	—	1	—	—	—	(1,400)	—	(1,399)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at September 30, 2024	$1	$613	$1,166,218	$632,476	$(12,185)	$(2,852)	$(90,617)	$854	$1,694,508

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income (loss)	—	—	—	76,347	—	—	—	(34)	76,313
Other comprehensive income, net of tax	—	—	—	—	7,171	—	—	—	7,171
Stock compensation	—	—	4,910	—	—	—	—	—	4,910
Allocation of ESOP stock	—	—	(174)	—	—	1,808	—	—	1,634
Cash dividend $0.60 per share	—	—	—	(35,414)	—	—	—	—	(35,414)
Exercise of stock options	—	1	1,312	(720)	—	—	—	—	593
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at September 30, 2023	$1	$613	$1,160,869	$577,708	$(28,811)	$(4,383)	$(69,106)	$713	$1,637,604

Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945
Net income	—	—	—	78,156	—	—	—	72	78,228
Other comprehensive income, net of tax	—	—	—	—	8,677	—	—	—	8,677
Stock compensation	—	—	4,515	—	—	—	—	—	4,515
Allocation of ESOP stock	—	—	(130)	—	—	928	—	—	798
Cash dividend $0.60 per share	—	—	—	(35,210)	—	—	—	—	(35,210)
Exercise of stock options	—	—	48	—	—	—	—	—	48
Repurchase 1,383,238 shares of common stock	—	—	30	—	—	—	(21,511)	—	(21,481)
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Balance at September 30, 2024	$1	$613	$1,166,218	$632,476	$(12,185)	$(2,852)	$(90,617)	$854	$1,694,508
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$78,228	$76,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,277	9,164
Allocation of ESOP stock	798	1,634
Stock compensation	4,515	4,910
Net excess tax expense on stock compensation	365	243
Amortization of servicing asset	261	54
Net premium amortization in excess of discount accretion on securities	561	3,818
Net amortization of deferred costs on borrowings	463	445
Amortization of core deposit intangible	2,457	3,008
Net accretion of purchase accounting adjustments	(2,826)	(4,219)
Net amortization of deferred fees/costs and premiums/discounts on loans	(1,574)	(940)
Provision for credit losses	4,222	14,525
Net write down of fixed assets held-for-sale to net realizable value	—	459
Net gain on sale of fixed assets	(131)	(26)
Net loss on sales of available-for-sale securities	106	697
Net (gain) loss on equity investments	(4,230)	5,908
Net gain on sales of loans	(1,282)	(119)
Proceeds from sales of residential loans held for sale	141,588	38,048
Residential loans originated for sale	(158,176)	(37,239)
Increase in value of bank owned life insurance	(4,796)	(3,853)
Net (gain) loss on sale of assets held for sale	(855)	7
Decrease (increase) in interest and dividends receivable	3,053	(5,326)
Deferred tax provision (benefit)	935	(93)
Decrease (increase) in other assets	19,330	(22,350)
(Decrease) increase in other liabilities	(43,849)	66,016
Total adjustments	(30,788)	74,771
Net cash provided by operating activities	47,440	151,084
Cash flows from investing activities:
Net decrease (increase) in loans receivable	173,444	(210,412)
Purchase of debt securities available-for-sale	(243,795)	(4,287)
Purchase of debt securities held-to-maturity	(6,971)	(65,567)
Purchase of equity investments	(3,032)	(7,383)
Proceeds from maturities and calls of debt securities available-for-sale	15,870	16,950
Proceeds from maturities and calls of debt securities held-to-maturity	19,202	13,940
Proceeds from sales of debt securities available-for-sale	2,121	1,300
Proceeds from calls and sales of equity investments	11,256	4,822
Principal repayments on debt securities available-for-sale	78,413	—
Principal repayments on debt securities held-to-maturity	73,799	82,661
Proceeds from bank owned life insurance	2,156	385
Proceeds from the redemption of restricted equity investments	71,927	128,544
Purchases of restricted equity investments	(76,706)	(101,745)
Proceeds from sales of assets held-for-sale	883	969
Purchases of premises and equipment	(5,949)	(6,062)
Proceeds from disposal of premises and equipment	3,380	—
Net cash consideration paid for acquisition	(1,000)	—
Net cash provided by (used in) investing activities	114,998	(145,885)

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(318,686)	$858,947
Increase in short-term borrowings	7,949	13,807
Net proceeds (repayment) of FHLB advances	43,224	(605,110)
Net proceeds from other borrowings	222,662	—
Increase in advances by borrowers for taxes and insurance	4,875	8,291
Exercise of stock options	48	593
Payment of employee taxes withheld from stock awards and phantom stock units	(2,354)	(2,350)
Purchase of treasury stock	(21,481)	—
Dividends paid	(38,222)	(38,426)
Distributions to non-controlling interest	—	(55)
Net cash (used in) provided by financing activities	(101,985)	235,697
Net increase in cash and due from banks and restricted cash	60,453	240,896
Cash and due from banks and restricted cash at beginning of period	153,718	167,986
Cash and due from banks and restricted cash at end of period	$214,171	$408,882
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$153,718	$167,946
Restricted cash at beginning of period	—	40
Cash and due from banks and restricted cash at beginning of period	$153,718	$167,986
Cash and due from banks at end of period	$214,171	$408,882
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$214,171	$408,882
Cash paid during the period for:
Interest	$219,314	$148,950
Income taxes	26,890	28,151
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	305	453
Net loan charge-offs	1,713	8,271
Transfer of securities from held-to-maturity to available-for-sale	500	—
Transfer of premises and equipment to assets held-for-sale	—	1,302

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; and a majority controlling interest in Trident Abstract Title Agency, LLC (“Trident”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the full year 2024 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding	58,439	59,422	58,770	59,388
Less: Unallocated ESOP shares	(157)	(243)	(173)	(272)
Unallocated incentive award shares	(217)	(75)	(192)	(79)
Average basic shares outstanding	58,065	59,104	58,405	59,037
Add: Effect of dilutive securities:
Incentive awards	3	7	2	31
Average diluted shares outstanding	58,068	59,111	58,407	59,068
For the three and nine months ended September 30, 2024, antidilutive stock options of 1,668,000 and 1,790,000, respectively, were excluded from the earnings per share calculation. For the three and nine months ended September 30, 2023, antidilutive stock options of 1,961,000 and 1,525,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At September 30, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$60,860	$12	$(4,179)	$56,693	$—
Corporate debt securities	15,967	38	(795)	15,210	—
Asset-backed securities	251,986	294	(147)	252,133	—
Mortgage-backed securities (“MBS”):
Agency residential	489,515	1,427	(195)	490,747	—
Agency commercial	108,865	—	(11,895)	96,970	—
Total mortgage-backed securities	598,380	1,427	(12,090)	587,717	—
Total debt securities available-for-sale	$927,193	$1,771	$(17,211)	$911,753	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$203,822	$296	$(10,668)	$193,450	$(34)
Corporate debt securities	66,721	508	(1,378)	65,851	(763)
Mortgage-backed securities:
Agency residential	703,899	2,299	(54,907)	651,291	—
Agency commercial	81,137	10	(3,435)	77,712	—
Non-agency commercial	20,454	—	(977)	19,477	(105)
Total mortgage-backed securities	805,490	2,309	(59,319)	748,480	(105)
Total debt securities held-to-maturity	$1,076,033	$3,113	$(71,365)	$1,007,781	$(902)
Total debt securities	$2,003,226	$4,884	$(88,576)	$1,919,534	$(902)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$66,490	$—	$(5,796)	$60,694	$—
Corporate debt securities	10,096	11	(981)	9,126	—
Asset-backed securities	295,796	—	(4,252)	291,544	—
Mortgage-backed securities:
Agency residential	298,107	183	(97)	298,193	—
Agency commercial	109,590	—	(15,255)	94,335	—
Total mortgage-backed securities	407,697	183	(15,352)	392,528	—
Total debt securities available-for-sale	$780,079	$194	$(26,381)	$753,892	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$222,009	$251	$(14,550)	$207,710	$(39)
Corporate debt securities	69,809	391	(3,941)	66,259	(987)
Mortgage-backed securities:
Agency residential	765,632	901	(70,040)	696,493	—
Agency commercial	82,734	10	(3,678)	79,066	—
Non-agency commercial	20,684	—	(1,774)	18,910	(107)
Total mortgage-backed securities	869,050	911	(75,492)	794,469	(107)
Total debt securities held-to-maturity	$1,160,868	$1,553	$(93,983)	$1,068,438	$(1,133)
Total debt securities	$1,940,947	$1,747	$(120,364)	$1,822,330	$(1,133)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for securities credit losses
Beginning balance	$(958)	$(964)	$(1,133)	$(1,128)
Benefit for credit losses	56	32	231	196
Total ending allowance balance	$(902)	$(932)	$(902)	$(932)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at September 30, 2024, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of September 30, 2024
State and municipal debt obligations	$202,983	$839	$203,822
Corporate debt securities	52,730	13,991	66,721
Non-agency commercial MBS	20,454	—	20,454
Total debt securities held-to-maturity	$276,167	$14,830	$290,997
There were no realized gains/losses and $106,000 of realized losses on sale of debt securities available-for-sale for the three and nine months ended September 30, 2024, respectively as compared to no realized gains/losses and $697,000 of realized losses for the corresponding prior year periods. These realized gains/losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at September 30, 2024 by contractual maturity are shown below (in thousands):

September 30, 2024	Amortized Cost	Estimated Fair Value
Less than one year	$32,613	$32,323
Due after one year through five years	188,400	179,988
Due after five years through ten years	223,941	220,655
Due after ten years	154,402	150,371
	$599,356	$583,337
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2024, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $81.6 million, $58.3 million, and $252.0 million, respectively, and an estimated fair value of $80.0 million, $57.4 million, and $252.1 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at September 30, 2024 and December 31, 2023, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At September 30, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$2,103	$(6)	$50,871	$(4,173)	$52,974	$(4,179)
Corporate debt securities	4,788	(54)	5,988	(741)	10,776	(795)
Asset-backed securities	42,325	(40)	89,004	(107)	131,329	(147)
MBS:
Agency residential	143,284	(195)	—	—	143,284	(195)
Agency commercial	—	—	96,970	(11,895)	96,970	(11,895)
Total MBS	143,284	(195)	96,970	(11,895)	240,254	(12,090)
Total debt securities available-for-sale	192,500	(295)	242,833	(16,916)	435,333	(17,211)
Debt securities held-to-maturity:
State and municipal debt obligations	5,041	(361)	175,161	(10,307)	180,202	(10,668)
Corporate debt securities	—	—	38,713	(1,378)	38,713	(1,378)
MBS:
Agency residential	—	—	514,518	(54,907)	514,518	(54,907)
Agency commercial	1,276	(10)	73,251	(3,425)	74,527	(3,435)
Non-agency commercial	—	—	19,477	(977)	19,477	(977)
Total MBS	1,276	(10)	607,246	(59,309)	608,522	(59,319)
Total debt securities held-to-maturity	6,317	(371)	821,120	(70,994)	827,437	(71,365)
Total debt securities	$198,817	$(666)	$1,063,953	$(87,910)	$1,262,770	$(88,576)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$833	$(2)	$59,861	$(5,794)	$60,694	$(5,796)
Corporate debt securities	1,543	(165)	6,116	(816)	7,659	(981)
Asset-backed securities	—	—	291,544	(4,252)	291,544	(4,252)
MBS:
Agency residential	169,000	(97)	—	—	169,000	(97)
Agency commercial	—	—	94,335	(15,255)	94,335	(15,255)
Total MBS	169,000	(97)	94,335	(15,255)	263,335	(15,352)
Total debt securities available-for-sale	171,376	(264)	451,856	(26,117)	623,232	(26,381)
Debt securities held-to-maturity:
State and municipal debt obligations	6,671	(23)	191,511	(14,527)	198,182	(14,550)
Corporate debt securities	3,084	(473)	58,386	(3,468)	61,470	(3,941)
MBS:
Agency residential	95,776	(693)	525,751	(69,347)	621,527	(70,040)
Agency commercial	18,902	(370)	55,051	(3,308)	73,953	(3,678)
Non-agency commercial	—	—	18,910	(1,774)	18,910	(1,774)
Total MBS	114,678	(1,063)	599,712	(74,429)	714,390	(75,492)
Total debt securities held-to-maturity	124,433	(1,559)	849,609	(92,424)	974,042	(93,983)
Total debt securities	$295,809	$(1,823)	$1,301,465	$(118,541)	$1,597,274	$(120,364)

The Company concluded that no debt securities were impaired at September 30, 2024 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At September 30, 2024 and December 31, 2023, the Company held equity investments of $95.7 million and $100.2 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2024 and 2023 are shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gain (loss) on equity investments	$1,420	$1,452	$4,230	$(5,908)
Less: Net losses recognized on equity investments sold	—	—	—	(5,462)
Unrealized gains (losses) recognized on equity investments still held	$1,420	$1,452	$4,230	$(446)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Commercial:
Commercial real estate – investor	$5,273,159	$5,353,974
Commercial real estate – owner occupied	841,930	943,891
Commercial and industrial	660,879	666,532
Total commercial	6,775,968	6,964,397
Consumer:
Residential real estate	3,003,213	2,979,534
Home equity loans and lines and other consumer (“other consumer”)	242,975	250,664
Total consumer	3,246,188	3,230,198
Total loans receivable	10,022,156	10,194,595
Deferred origination costs, net of fees	10,508	9,263
Allowance for loan credit losses	(69,066)	(67,137)
Total loans receivable, net	$9,963,598	$10,136,721
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Total
September 30, 2024
Commercial real estate - investor
Pass	$66,729	$138,564	$1,147,606	$1,307,012	$524,774	$1,288,200	$669,660	$5,142,545
Special Mention	—	—	21,405	2,340	—	42,018	—	65,763
Substandard	—	—	1,869	595	4,523	50,536	7,328	64,851
Total commercial real estate - investor	66,729	138,564	1,170,880	1,309,947	529,297	1,380,754	676,988	5,273,159
Commercial real estate - owner occupied
Pass	28,705	62,077	111,308	91,752	42,050	465,999	22,742	824,633
Special Mention	—	—	—	—	—	4,130	—	4,130
Substandard	—	—	—	—	257	12,287	623	13,167
Total commercial real estate - owner occupied	28,705	62,077	111,308	91,752	42,307	482,416	23,365	841,930
Commercial and industrial
Pass	62,399	75,414	41,917	15,638	4,990	47,784	384,477	632,619
Special Mention	—	8,663	—	—	—	—	106	8,769
Substandard	—	652	3,609	775	—	541	13,914	19,491
Total commercial and industrial	62,399	84,729	45,526	16,413	4,990	48,325	398,497	660,879
Residential real estate (1)
Pass	176,774	274,782	555,502	806,071	372,414	807,021	—	2,992,564
Special Mention	2,925	—	250	657	—	2,040	—	5,872
Substandard	—	415	1,495	—	—	2,867	—	4,777
Total residential real estate	179,699	275,197	557,247	806,728	372,414	811,928	—	3,003,213
Other consumer (1)
Pass	21,864	28,253	17,743	17,671	11,992	113,644	29,523	240,690
Special Mention	—	97	34	343	—	713	—	1,187
Substandard	—	—	—	72	—	1,026	—	1,098
Total other consumer	21,864	28,350	17,777	18,086	11,992	115,383	29,523	242,975
Total loans	$359,396	$588,917	$1,902,738	$2,242,926	$961,000	$2,838,806	$1,128,373	$10,022,156
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Commercial Real Estate – Investor	Commercial Real Estate – Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the three months ended September 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,853	$3,931	$7,915	$27,833	$1,307	$68,839
Provision (benefit) for credit losses	3,074	(220)	1,767	(4,564)	82	139
Charge-offs	—	—	—	(35)	(89)	(124)
Recoveries	123	4	2	29	54	212
Balance at end of period	$31,050	$3,715	$9,684	$23,263	$1,354	$69,066
For the three months ended September 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$24,481	$4,342	$5,945	$26,152	$871	$61,791
Provision (benefit) for credit losses	9,602	119	604	95	(63)	10,357
Charge-offs	(8,350)	—	—	—	(29)	(8,379)
Recoveries	2	3	13	17	73	108
Balance at end of period	$25,735	$4,464	$6,562	$26,264	$852	$63,877
For the nine months ended September 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,899	$4,354	$6,867	$27,029	$988	$67,137
Provision (benefit) for credit losses	4,671	(668)	2,808	(3,913)	744	3,642
Charge-offs	(1,646)	—	—	(35)	(484)	(2,165)
Recoveries	126	29	9	182	106	452
Balance at end of period	$31,050	$3,715	$9,684	$23,263	$1,354	$69,066
For the nine months ended September 30, 2023
Allowance for credit losses on loans
Balance at beginning of period	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	13,010	38	974	1,700	(322)	15,400
Charge-offs	(8,350)	(6)	(128)	—	(111)	(8,595)
Recoveries	5	9	21	34	179	248
Balance at end of period	$25,735	$4,464	$6,562	$26,264	$852	$63,877

The following tables summarize gross charge-offs by vintage (in thousands):

	2023	2021	2019 and prior	Total
For the three months ended September 30, 2024
Residential real estate	$(33)	$—	$(2)	$(35)
Other consumer	—	—	(89)	(89)
Total charge-offs	$(33)	$—	$(91)	$(124)
For the nine months ended September 30, 2024
Commercial real estate – investor (1)	$—	$(46)	$(1,600)	$(1,646)
Residential real estate	(33)	—	(2)	(35)
Other consumer	—	—	(484)	(484)
Total charge-offs	$(33)	$(46)	$(2,086)	$(2,165)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2019	2018 and prior	Total
For the three months ended September 30, 2023
Commercial real estate – investor (1)	$(8,350)	$—	$(8,350)
Other consumer	—	(29)	(29)
Total charge-offs	$(8,350)	$(29)	$(8,379)
For the nine months ended September 30, 2023
Commercial real estate – investor (1)	$(8,350)	$—	$(8,350)
Commercial real estate – owner occupied	—	(6)	(6)
Commercial and industrial	—	(128)	(128)
Other consumer	—	(111)	(111)
Total charge-offs	$(8,350)	$(245)	$(8,595)
(1) Gross charge-offs of $1.6 million and $8.4 million primarily related to a single commercial relationship which had partial charge-offs during the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023. This was resolved via sale of collateral during the current quarter.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At September 30, 2024 and December 31, 2023, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $7.1 million and $15.2 million, respectively, commercial real estate - owner occupied of $3.7 million and $352,000, respectively, and commercial and industrial of $122,000 and $304,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $5.9 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Commercial real estate – investor (1)	$12,478	$20,820
Commercial real estate – owner occupied	4,368	351
Commercial and industrial	122	304
Residential real estate	9,108	5,542
Other consumer	2,063	2,531
	$28,139	$29,548
(1) December 31, 2023 includes the exposure of $8.8 million of the single commercial real estate relationship resolved during the quarter.

At September 30, 2024 and December 31, 2023, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2024 and December 31, 2023, there were no loans that were past due 90 days or greater and still accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2024 and December 31, 2023 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2024
Commercial real estate – investor (1)	$366	$1,604	$6,828	$8,798	$5,264,361	$5,273,159
Commercial real estate – owner occupied	924	—	1,447	2,371	839,559	841,930
Commercial and industrial	266	17	122	405	660,474	660,879
Residential real estate	1,700	5,872	4,777	12,349	2,990,864	3,003,213
Other consumer	3,522	1,187	1,098	5,807	237,168	242,975
	$6,778	$8,680	$14,272	$29,730	$9,992,426	$10,022,156
December 31, 2023
Commercial real estate – investor (1)	$978	$684	$15,201	$16,863	$5,337,111	$5,353,974
Commercial real estate – owner occupied	335	352	293	980	942,911	943,891
Commercial and industrial	163	—	145	308	666,224	666,532
Residential real estate	14,858	402	3,411	18,671	2,960,863	2,979,534
Other consumer	872	558	1,836	3,266	247,398	250,664
	$17,206	$1,996	$20,886	$40,088	$10,154,507	$10,194,595
(1) December 31, 2023 includes the exposure of $8.8 million of the single commercial real estate relationship resolved during the quarter.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of September 30, 2024 and December 31, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $23.7 million and $8.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of September 30, 2024 or December 31, 2023.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents loans modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended September 30, 2024
	$—	$—	$—	$—	$—	—%
For the three months ended September 30, 2023
Residential real estate	$65	$—	$—	$—	$65	—%
Other consumer	—	—	170	—	170	0.07
	$65	$—	$170	$—	$235	—%
For the nine months ended September 30, 2024
Commercial real estate – investor	$—	$4,878	$7,000	$—	$11,878	0.23%
Commercial real estate – owner occupied	—	—	—	2,994	2,994	0.36
Residential real estate	129	—	—	—	129	—
Other consumer	—	—	148	—	148	0.06
	$129	$4,878	$7,148	$2,994	$15,149	0.15%
For the nine months ended September 30, 2023
Residential real estate	$723	$—	$—	$—	$723	0.02%
Other consumer	240	—	170	—	410	0.16
	$963	$—	$170	$—	$1,133	0.01%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended September 30, 2024 and since adoption of the standard for September 30, 2023 (in thousands):

	Current	60 - 89 Days past due	90 Days or Greater past due		Total
September 30, 2024
Commercial real estate – investor	$19,645	$—	$—		$19,645
Commercial real estate – owner occupied	2,896	—	—		2,896
Residential real estate	128	—	—		128
Other consumer	47	147	—		194
	$22,716	$147	$—		$22,863
September 30, 2023
Residential real estate	$583	$—	$140	(1)	$723
Other consumer	410	—	—		410
	$993	$—	$140		$1,133
(1) Represents one residential loan that defaulted during the three and nine months ended September 30, 2023, which had been modified since the adoption of the standard.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5. Deposits
The major types of deposits at September 30, 2024 and December 31, 2023 were as follows (in thousands):

Type of Account	September 30,	December 31,
	2024	2023
Non-interest-bearing	$1,638,447	$1,657,119
Interest-bearing checking	3,896,348	3,911,766
Money market deposit	1,288,555	1,021,805
Savings	1,071,946	1,398,837
Time deposits	2,220,871	2,445,422
Total deposits	$10,116,167	$10,434,949
Included in time deposits at September 30, 2024 and December 31, 2023 was $451.1 million and $412.0 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $201.0 million and $631.5 million at September 30, 2024 and December 31, 2023, respectively.
Note 6. Borrowed Funds
Borrowed funds at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
FHLB advances	$891,860	$848,636
Securities sold under agreements to repurchase with customers	81,163	73,148
Other borrowings	419,927	196,456
Total borrowed funds	$1,392,950	$1,118,240
At September 30, 2024, there were $831.9 million of FHLB term advances and $60.0 million outstanding in overnight borrowings from the FHLB, as compared to $848.6 million and $0 at December 31, 2023, respectively.
At September 30, 2024, there were $419.9 million of other borrowings as compared to $196.5 million at December 31, 2023 as a result of lower-cost funding availability.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
September 30, 2024
FHLB and FRB	$7,399,276	$1,131,698	$8,530,974
Repurchase agreements	—	86,440	86,440
Total pledged assets	$7,399,276	$1,218,138	$8,617,414
December 31, 2023
FHLB and FRB	$7,255,671	$1,051,558	$8,307,229
Repurchase agreements	—	103,416	103,416
Total pledged assets	$7,255,671	$1,154,974	$8,410,645

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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$911,753	$48,542	$863,211	$—
Equity investments	45,631	—	45,631	—
Interest rate derivative asset	67,791	—	67,791	—
Interest rate derivative liability	(67,415)	—	(67,415)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	50,057	—	—	46,176
Loans measured for impairment based on the fair value of the underlying collateral (3)	16,814	—	—	16,814
December 31, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$753,892	$43,036	$710,856	$—
Equity investments	53,166	—	53,166	—
Interest rate derivative asset	87,776	—	87,776	—
Interest rate derivative liability	(87,848)	—	(87,848)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,997	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	18,509	—	—	18,509
(1)    As of September 30, 2024 and December 31, 2023, equity investments included $46.2 million and $43.6 million, respectively, of equity investments measured under the measurement alternative. This included no unrealized gains or losses for the nine months ended September 30, 2024 and the year ended December 31, 2023.
(2)    As of September 30, 2024 and December 31, 2023, equity investments included $3.9 million and $3.4 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three and nine months ended September 30, 2024 and 2023.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of September 30, 2024 and December 31, 2023 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2024
Financial Assets:
Cash and due from banks	$214,171	$214,171	$—	$—
Debt securities held-to-maturity	1,075,131	—	1,007,781	—
Restricted equity investments	98,545	—	—	98,545
Loans receivable, net and loans held-for-sale	9,986,634	—	—	9,545,091
Financial Liabilities:
Deposits other than time deposits (1)	7,895,296	—	7,895,296	—
Time deposits	2,220,871	—	2,220,572	—
FHLB advances and other borrowings	1,311,787	—	1,308,840	—
Securities sold under agreements to repurchase with customers	81,163	81,163	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$153,718	$153,718	$—	$—
Debt securities held-to-maturity	1,159,735	—	1,068,438	—
Restricted equity investments	93,766	—	—	93,766
Loans receivable, net and loans held-for-sale	10,141,887	—	—	9,606,498
Financial Liabilities:
Deposits other than time deposits (1)	7,989,527	—	7,989,527	—
Time deposits	2,445,422	—	2,421,058	—
FHLB advances and other borrowings	1,045,092	—	1,008,351	—
Securities sold under agreements to repurchase with customers	73,148	73,148	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $25,000 and $14,000 in commercial loan swap income resulting from the fair value adjustments for the three and nine months ended September 30, 2024, respectively, as compared to losses of $2,000 and $2,000 for the corresponding prior year periods.
Derivatives Designated as Hedging Instruments
During 2022, the Company entered into a three-year interest rate swap intended to add stability to its net interest income and to manage its exposure to future interest rate movements associated with a pool of floating-rate commercial loans. The swap requires the Company to pay variable-rate amounts indexed to one-month term Secured Overnight Financing Rate (“SOFR”) to the counterparty in exchange for the receipt of fixed-rate amounts at 4.0% from the counterparty. The swap was designated and qualified as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. The changes in the fair value of cash flow hedges are initially reported in other comprehensive income. Amounts are subsequently reclassified from accumulated other comprehensive income to earnings when the hedged transactions occur, specifically within the same line item as the hedged item (interest income). Therefore, a portion of the balance reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are made or received on the Company’s interest rate swaps.
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AOCL balance at beginning of period, net of tax	$(776)	$(909)	$(36)	$(25)
Unrealized gains (losses) recognized in OCI	837	(622)	(418)	(1,798)
Losses reclassified from AOCI into interest income	253	246	768	538
AOCI (AOCL) balance at end of period, net of tax	$314	$(1,285)	$314	$(1,285)
During the next twelve months ending September 30, 2025, the Company estimates that an additional $174,000 will be reclassified as an addition to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of September 30, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,488,359	$67,376	$67,415
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	415	—
Total Derivatives	$1,588,359	$67,791	$67,415
As of December 31, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,418,276	$87,776	$87,801
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	47
Total Derivatives	$1,518,276	$87,776	$87,848
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third-party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 at both September 30, 2024 and December 31, 2023. The amount of collateral received from third parties was $55.8 million and $88.3 million at September 30, 2024 and December 31, 2023, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $67.4 million and $87.8 million at September 30, 2024 and December 31, 2023, respectively.
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
The following table represents the classification of the Company’s Right of Use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		September 30,	December 31,
		2024	2023
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$16,098	$18,979
Finance lease ROU asset	Premises and equipment, net	1,129	1,304
Total lease ROU assets		$17,227	$20,283

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$17,831	$20,018
Finance lease liability	Other borrowings	1,489	1,685
Total lease liabilities		$19,320	$21,703
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $4.8 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively.
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

	September 30,	December 31,
	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	6.01 years	6.52 years
Finance lease	4.85 years	5.60 years
Weighted-Average Discount Rate
Operating leases	3.09%	3.02%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Expense
Operating lease expense	$1,136	$1,153	$3,441	$3,472
Finance lease expense:
Amortization of ROU assets	59	58	175	170
Interest on lease liabilities (1)	21	25	66	77
Total	$1,216	$1,236	$3,682	$3,719

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,214	$1,154	$3,336	$3,414
Operating cash flows from finance leases	21	25	66	77
Financing cash flows from finance leases	66	63	196	186
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2024	$88	$1,226
2025	350	4,719
2026	350	4,070
2027	350	2,696
2028	350	1,524
Thereafter	208	5,545
Total	1,696	19,780
Less: Imputed interest	(207)	(1,949)
Total lease liabilities	$1,489	$17,831
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$26,936	$22,151
Other assets	440	606
Total assets	27,376	22,757
Other liabilities	25,243	20,803
Net assets	$2,133	$1,954

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 11. Subsequent Events
On October 1, 2024, the Company completed the acquisition of Spring Garden Capital Group, LLC (“Spring Garden”) for a purchase price of $68 million. The transaction will be complementary to the Company’s existing products and will expand the Company’s specialty finance offerings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 3.0 million shares. The stock repurchase plan has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plan at any time. The Company repurchased 87,324 shares of its common stock during the three month period ended September 30, 2024. At September 30, 2024, there were 1,551,200 shares available for repurchase under the Company’s stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2024 through July 31, 2024	—	$—	—	1,638,524
August 1, 2024 through August 31, 2024	87,324	15.85	87,324	1,551,200
September 1, 2024 through September 30, 2024	—	—	—	1,551,200
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended September 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	October 31, 2024	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	October 31, 2024	/s/ Patrick S. Barrett
Patrick S. Barrett
Executive Vice President and Chief Financial Officer