Form 10-K
period 2024-12-31
OCEANFIRST FINANCIAL CORP
filed 2025-02-28
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $901,339,418 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 21, 2025 was 58,557,147.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A. (the “Bank”). At December 31, 2024, the Company had consolidated total assets of $13.4 billion and total stockholders’ equity of $1.7 billion. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Securities and Exchange Commission (the “SEC”). The Bank is primarily subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”), as well as the Consumer Financial Protection Bureau (the “CFPB”) due to the Bank having in excess of $10 billion in assets. The Bank is also subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), as the deposit insurer. Currently, the Company transacts the vast majority of its business through the Bank, its wholly owned subsidiary.
The Bank’s principal business is originating loans, consisting of commercial real estate and other commercial loans, which have become a key focus of the Bank, and single-family, owner-occupied residential mortgage loans. The Bank also invests in other types of loans, including residential construction and consumer loans. The Bank primarily funds these loans by attracting retail and commercial deposits. In addition, the Bank invests in mortgage-backed securities (“MBS”), securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its debt and equity securities. The Bank also receives income from other products and services it offers including bankcard services, trust and fiduciary services, deposit account services, mortgage banking activity, and commercial loan swap income. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, Federal Home Loan Bank (“FHLB”) advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment activity are greatly influenced by changes in market interest rates, competition, general economic conditions, including levels of unemployment and real estate values, and inflation.
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
Forward-Looking Statements
In addition to historical information, this Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “will,” “should,” “may,” “view,” “opportunity,” “potential,” or similar expressions or expressions of confidence.
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, those items discussed under Item 1A. Risk Factors herein and the following: changes in interest rates and inflation that reduce our margins and yields, the fair value of financial instruments, the level of loan originations or prepayments on loans we have made and make, the level of loan sales and the cost we pay to retain and attract deposits and secure other types of funding; general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio, and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully expand our franchise, including acquisitions or establishing new offices at favorable prices; our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto, competition, demand for loans and financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
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

Market Area and Competition
The Bank is a regional community bank offering a wide variety of financial products and services to meet the needs of customers in the communities it serves. At December 31, 2024, the Bank primarily operated its business through its headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey and 39 branch offices and various deposit production facilities located throughout central and southern New Jersey and major metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Pittsburgh, Washington D.C., Baltimore, and Boston.
One of the largest and oldest financial institutions in New Jersey, the Bank’s headquarters are approximately midway between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents central and southern New Jersey, is based on a mixture of service and retail trade, with other employment provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is home to commuters working in and around New York City and Philadelphia and also includes a significant number of vacation and second homes in the communities along the New Jersey shore. In addition, the Bank provides banking services through teams located in the major metropolitan markets between Massachusetts and Virginia.
The Bank’s future growth opportunities will be influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition in making loans and attracting deposits. In addition, rapid technological changes and consumer preferences will continue to result in increased competition for the Bank’s digital services as a number of well-funded technology-focused companies are innovating in the payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The states of New Jersey, New York City, Philadelphia, Pittsburgh, Baltimore, Boston, Virginia and Washington D.C. are also attractive markets to many financial institutions. Many of the Bank’s competitors are significantly larger institutions that have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, internet-based providers, insurance companies, private lenders, and government sponsored enterprises. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and credit unions. The Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, internet-only providers, and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large bank competitors with teams of local financial experts in each market providing personalized accounts, extraordinary customer service and local decision-making.
Community Involvement
The Bank promotes efforts to enhance the quality of life in the communities it serves through employee volunteer efforts and the work of OceanFirst Foundation (the “Foundation”). Employees are encouraged to help their neighbors in many ways and receive up to eight hours of Bank-paid volunteer time each year. The Company’s employees, known as the WaveMakers when helping in the community, collectively spend thousands of hours volunteering and serving in leadership roles with local nonprofit organizations, along with participating in other activities that contribute to improving the quality of life for others. In 2024, the WaveMakers spent nearly 6,000 hours volunteering their time and talents to help neighbors in need and the second annual Bank-wide volunteering event was held in September 2024 with more than 700 employees completing over 70 projects for non-profit organization partners in the five states served by the Bank. The Foundation, established in 1996 during the Company’s initial public offering, has granted over $49.6 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development, and the arts.

Lending Activities
Loan Portfolio Composition. At December 31, 2024, the Bank had total loans outstanding of $10.14 billion, of which $5.29 billion, or 52.2% of total loans, were investor owned commercial real estate, multi-family, construction (including residential development loans), (collectively, “commercial real estate - investor”). The remainder of the portfolio consisted of $902.2 million of commercial real estate - owner occupied, or 8.9% of total loans; $647.9 million of commercial and industrial loans, or 6.4% of total loans; $3.07 billion of residential real estate loans, or 30.3% of total loans; and $230.5 million of consumer loans, primarily home equity loans and lines of credit, or 2.3% of total loans. At December 31, 2024, the Bank had $21.2 million of loans held-for-sale. Additionally, at December 31, 2024, 43.3% of the Bank’s total loans had adjustable interest rates.
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

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2024		2023		2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial real estate - investor	$5,287,683	52.2%	$5,353,974	52.5%	$5,171,952	52.1%
Commercial real estate - owner occupied	902,219	8.9	943,891	9.3	997,367	10.1
Commercial and industrial	647,945	6.4	666,532	6.5	622,372	6.3
Residential real estate	3,070,974	30.3	2,984,700	29.3	2,862,681	28.9
Consumer (1)	230,462	2.3	250,664	2.5	264,372	2.7
Total loans	10,139,283	100.0%	10,199,761	100.0%	9,918,744	100.0%
Deferred origination costs (fees), net	10,964		9,263		7,488
Allowance for loan credit losses	(73,607)		(67,137)		(56,824)
Loans receivable, net	10,076,640		10,141,887		9,869,408
Less:
Loans held for sale	21,211		5,166		690
Total loans receivable, net	$10,055,429		$10,136,721		$9,868,718
Total loans:
Fixed rate	$5,752,078	56.7%	$5,696,173	55.9%	$5,760,562	58.1%
Adjustable rate	4,387,205	43.3	4,503,588	44.2	4,158,182	41.9
	$10,139,283	100.0%	$10,199,761	100.0%	$9,918,744	100.0%
(1)Consists primarily of home equity loans, home equity lines of credit, student loans, and, to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2024. The table does not include principal prepayments:

	At December 31, 2024
	Commercial Real Estate - Investor	Commercial Real Estate - Owner Occupied	Commercial and Industrial	Residential Real Estate	Consumer	Total Loans Receivable
	(in thousands)
One year or less	$1,222,562	$84,559	$135,582	$5,629	$22,772	$1,471,104
After one year:
More than one year to five years	2,360,100	503,999	427,468	23,664	36,493	3,351,724
More than five years to fifteen years	1,691,187	292,931	64,148	257,445	95,637	2,401,348
More than fifteen years	13,834	20,730	20,747	2,784,236	75,560	2,915,107
Total due after December 31, 2025	4,065,121	817,660	512,363	3,065,345	207,690	8,668,179
Total amount due	$5,287,683	$902,219	$647,945	$3,070,974	$230,462	10,139,283
Deferred origination costs (fees), net						10,964
Allowance for loan credit losses						(73,607)
Loans receivable, net						$10,076,640
Less: loans held-for-sale						21,211
Total loans receivable, net						$10,055,429
The following table sets forth at December 31, 2024, the dollar amount of total loans receivable, contractually due after December 31, 2025, and whether such loans have fixed or adjustable interest rates:

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(in thousands)
Commercial real estate - investor	$1,755,785	$2,309,336	$4,065,121
Commercial real estate - owner occupied	370,304	447,356	817,660
Commercial and industrial	250,581	261,782	512,363
Residential real estate	2,748,964	316,381	3,065,345
Consumer	125,150	82,540	207,690
Total loans receivable	$5,250,784	$3,417,395	$8,668,179
Commercial Real Estate - Investor Owned. At December 31, 2024, the Bank’s total investor owned commercial real estate loans outstanding were $5.29 billion, or 52.2% of total loans, as compared to $5.35 billion, or 52.5% of total loans at December 31, 2023. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.

The following tables present total commercial real estate - investor loans by industry and geography (generally based on location of collateral) as of December 31, 2024:

	Investor Owned
(dollars in thousands)	Amount	Percent of Total
Office	$1,056,252	23%
Retail	1,024,903	23
Multi-family	888,077	20
Industrial/warehouse	694,694	15
Hospitality	176,894	4
Other (1)	697,757	15
Total	$4,538,577	100%
Construction	749,106
Total CRE investor owned and construction	$5,287,683
(1)     Includes underlying co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

	Investor Owned
(dollars in thousands)	Amount	Percent of Total
New Jersey	$1,170,596	26%
New York	1,457,747	32
Pennsylvania and Delaware	1,217,349	27
Maryland and District of Columbia	140,833	3
Massachusetts	126,454	3
Other	425,598	9
Total	$4,538,577	100%
Construction	749,106
Total CRE investor owned and construction	$5,287,683
The Bank originates investor owned commercial real estate loans with adjustable rates and with fixed interest rates for a period that generally does not exceed ten years, and generally have an amortization schedule up to 25 years and up to 30 years for multi-family properties. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites investor owned commercial real estate loans to a maximum of 65% to 80% advance, depending on the asset class, against either the appraised value of the property or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20x to 1.50x for investor owned real estate, depending on the asset class. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends in its primary markets to experienced owners or developers who have knowledge and expertise in the commercial real estate market.
The Bank performs extensive due diligence in underwriting investor owned commercial real estate loans due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which include, for example, the review of the rent rolls and applicable leases/lease terms and conditions and the verification of income. A tenant analysis and market analysis are part of the underwriting.
Depending on the size of the relationship, financial statements are also required annually for review. For investor owned commercial real estate loans, rent rolls are also required annually in addition to financial statements. Generally, investor owned commercial real estate loans are supported by full or partial personal guarantees by the principals.
Generally, for investor owned commercial real estate loans in excess of $750,000, the Bank requires environmental professionals to inspect the property and ascertain any potential environmental risks. In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties for loans in excess of $500,000. The appraiser must be selected from the Bank’s approved appraiser list. The Bank generally uses an independent third party to review all applicable property appraisals to ensure compliance with regulations.
The Bank also originates multi-family mortgage loans. The underwriting standards and procedures that are used to underwrite investor owned commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally do not exceed 75% of the appraised value of the property, the debt-service coverage is generally a minimum of 1.20x and an amortization period of up to 30 years may be used.
Additionally, the Bank offers an interest rate swap program that allows commercial loan customers to effectively convert an adjustable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Bank simultaneously sells an offsetting back-to-back swap to an investment-grade national bank so that it does not retain this fixed-rate risk. As of December 31, 2024, these back-to-back swaps had a notional amount of $1.47 billion.
The investor owned commercial real estate portfolio also includes loans for the construction of commercial properties. The Bank generally underwrites construction loans for a term of three years or less. The majority of the Bank’s construction loans are floating-rate loans with a maximum 75% loan-to-value ratio for the completed project and a minimum debt-service coverage of 1.0x during the construction period to ensure there is sufficient interest reserve to cover interest payments. The expectation is that the underlying project when complete will produce a debt service coverage ratio that is consistent with policy for completed income producing projects. Additionally, at the time of initial analysis, the Bank generally underwrites construction loans at a higher interest rate than current market rates. The Bank may commit to provide permanent mortgage financing on its construction loans on income-producing property. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. The Bank generally mitigates these risks by (i) requiring an independent appraisal, which includes information on market rents and/or comparable sales for competing projects; (ii) making advances on construction loans in accordance with a schedule reflecting the cost of the improvements and performing site inspections to determine if the work has been completed prior to the advancement of funds for the project; and (iii) pre-sale or pre-leasing requirements and phasing of construction.
Investor owned commercial real estate loans are among the largest of the Bank’s loans and may have higher credit risk and lending spreads. Because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy, as a result, the Bank is particularly vigilant of this portfolio. The Bank believes this portfolio is highly diversified with loans secured by a variety of property types and the portfolio exhibits stable credit quality.
The commercial real estate - investor-owned portfolio composition as of December 31, 2024 is as follows:

	At December 31, 2024
(dollars in thousands)	Amount	Percent of total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$515,610	11%	50%	1.9x
Medical	281,623	6	57	1.6
Credit Tenant (3)	259,019	6	65	1.5
Total Office (4)	1,056,252	23	55	1.8
Retail	1,024,903	23	53	2.0
Multi-family (5)	888,077	20	63	1.6
Industrial/warehouse	694,694	15	50	2.1
Hospitality	176,894	4	47	2.0
Other (6)	697,757	15	45	1.8
Total investor owned	4,538,577	100%	54	1.9
Construction	749,106
Total CRE investor owned and construction	$5,287,683

(1) Represents the weighted average of loan balances as of December 31, 2024 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Represents tenants which were awarded an investment grade rating based on size and financial strength. Investment grade is defined as a credit rating of BBB- or higher by Standard & Poor’s or Baa3 or higher by Moody’s.
(4) Central business district (“CBD”) exposure represented $118 million, or 11.2%, of the total office loan balance at December 31, 2024. Office CBD loans had a weighted average LTV of 54% and weighted average debt service coverage ratio of 1.9x at December 31, 2024. $85 million, or 72%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at December 31, 2024. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at December 31, 2024.
(5) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represented $31 million, or 0.23% of the Company’s total assets at December 31, 2024.
(6) Other includes underlying co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
Commercial and Industrial (“C&I”) and Commercial Real Estate - Owner Occupied. At December 31, 2024, C&I loans totaled $647.9 million, or 6.4% of the Bank’s total loans outstanding, compared to $666.5 million, or 6.5% of total loans at December 31, 2023. The Bank originates C&I loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable, and inventory financing) primarily in the Bank’s market area. In certain instances, the Bank also purchases commercial and industrial loans through existing third-party channels. In underwriting C&I loans and credit lines, the Bank reviews and analyzes the financial history and capacity of the borrower, collateral value, financial strength and character of the principal borrowers, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates C&I loans secured by the assets of the business including accounts receivable, inventory, equipment, and fixtures. The Bank generally requires the personal guarantee of the principal borrowers for all C&I loans. The risk of loss on a C&I business loan is dependent largely on the borrower’s ability to repay the loan from the ongoing operations of the business. In addition, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Typically, financial covenants are included in the loan structure which may include balance sheet leverage, cash flow leverage, liquidity requirements; debt service coverage, and/ or fixed charge coverage. Requirements may differ based on loan size, industry, facility types, capital stack, and years in business.
As of December 31, 2024, commercial real estate - owner occupied loans totaled $902.2 million or 8.9% of the total loans, as compared to $943.9 million, or 9.3% of total loans at December 31, 2023. A substantial majority of the Bank’s owner occupied commercial real estate loans are located in its primary market area.
The following tables present total commercial real estate - owner occupied loans by industry and geography (based on location of collateral) as of December 31, 2024:

	Owner Occupied
(dollars in thousands)	Amount	Percent of Total
Office	$130,282	14%
Retail	139,541	15
Industrial/warehouse	227,418	25
Hospitality	60,398	7
Other (1)	344,580	38
Total	$902,219	100%
(1)     Includes underlying single purpose, mixed use, and other.

	Owner Occupied
(dollars in thousands)	Amount	Percent of Total
New Jersey	$412,924	46%
New York	135,401	15
Pennsylvania and Delaware	236,432	26
Other	117,462	13
Total	$902,219	100%
An owner occupied property is defined as real estate used by a business for its operations. To be considered owner occupied, the underlying business must either occupy 51% of the building’s total square footage or pay 51% of the total market rate rental income derived from the property. Given that the repayment is generally dependent on the ongoing operations of the underlying business with similar risk of a C&I loan, the Bank reviews and analyzes the financial history and capacity of the operating business in addition to the real estate collateral value. The bank generally requires the corporate guarantee of the operating business, if not a direct borrower.
The Bank primarily underwrites owner occupied real estate loans to a maximum of 70% to 80% advance, depending on the property type, against either the appraised value of the property or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.25x to 1.40x for owner occupied real estate, depending on the property type. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date.
Generally, for owner occupied commercial real estate loans in excess of $750,000, the Bank requires environmental professionals to inspect the property and ascertain any potential environmental risks. In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties for loans in excess of $500,000. The appraiser must be selected from the Bank’s approved appraiser list. The Bank generally uses an independent third party to review all applicable property appraisals to ensure compliance with regulations.
Generally, depending on the size of the loan and relationship, financial statements are also required annually for review of C&I and owner occupied commercial real estate loans.
Residential Real Estate. The Bank offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations are typically generated by the Bank’s commissioned loan representatives and are largely derived from contacts within the local real estate industry, members of the local communities, the Bank’s existing or past customers, and targeted advertising through digital channels.
At December 31, 2024, $3.07 billion, or 30.3% of total loans, were residential real estate loans, primarily single family and owner occupied. To a lesser extent, and included in this activity, are residential mortgage loans secured by seasonal second homes, non-owner occupied investment properties and construction loans. The average size of the Bank’s residential real estate loans was approximately $350,000 at December 31, 2024.
The Bank currently offers several ARM loan programs with interest rates that adjust between annually to ten years, as well as loans that operate as fixed-rate loans at their onset and later convert to an ARM for the remainder of the term. These loans have periodic and overall caps on the increase or decrease at any adjustment date and over the life of the loan. These loans are indexed to an applicable Secured Overnight Financing Rate (“SOFR”) rate or U.S Treasury plus a spread. The majority of the ARM portfolio is tied to the one-year U.S. Treasury bill. Adjustments are generally based on a spread between 2.75% and 3.25%. Generally, the maximum interest rate on these loans is 6% above the initial interest rate.
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
The Bank’s fixed-rate mortgage loans are currently made for terms from ten to 30 years. The Bank either holds its residential loans for its portfolio or sells a portion of its loans to either government sponsored enterprises such as the FHLB, Freddie Mac or Fannie Mae, or to a third party aggregator. During 2024, the Company sold $267.8 million of loans with a related gain on sale of loans for $2.4 million for the year ended December 31, 2024. The talent acquisition of Garden State Home Loans, Inc. during 2024, enhanced the Company’s mortgage loan sale activity. In certain loan sales, the Company will retain servicing rights, otherwise servicing rights may be sold as part of the loan sale. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.
The Bank’s policy is to originate residential real estate loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, up to 95% of the appraised value or selling price if private mortgage insurance is obtained, and up to 97% of the lower of the appraised value or selling price if the borrower qualifies for the NeighborFirst or special purpose credit program available to certain census tracts. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s residential real estate loans, excluding loan purchase pools, was 59% at December 31, 2024 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the CFPB regulations. See Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
Included in the Bank’s residential real estate loan balance at December 31, 2024, were residential construction loans which totaled $93.6 million. The Bank originates residential construction loans primarily on a construction to permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans are made to individuals building a residence.
Construction lending, by its nature, entails additional risks compared to residential real estate lending, attributable primarily to the fact that funds are advanced based upon a security interest in a project which is not yet complete. The risk of loss on a construction loan depends largely upon whether the initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. The Bank addresses these risks through its underwriting policies and procedures and its experienced staff.
Home Equity Loans and Lines, Student Loans and Other Consumer. At December 31, 2024, the Bank’s consumer loans totaled $230.5 million, or 2.3% of the Bank’s total loan portfolio. Of the total consumer loan portfolio, home equity loans comprised $106.5 million; home equity lines of credit comprised $84.6 million; and student loans comprised $15.9 million.
The Bank originates home equity loans typically as fixed-rate loans with terms ranging from five to 20 years. The Bank also offers variable-rate home equity lines of credit. Home equity loans and lines of credit are originated based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make minimum monthly payments of principal and interest, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2024, these loans totaled $5.9 million, as compared to $5.7 million at December 31, 2023.
Generally, the adjustable rate of interest charged is based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy, and insolvency laws may limit the amount that can be recovered on such loans.

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
In addition to internal credit reviews, the Bank has engaged independent firms specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firms reviewed over 60% of the outstanding loan balances for the Bank’s commercial real estate and commercial and industrial loans during 2024. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. Generally, loans currently being serviced for others are loans which were originated by the Bank. At December 31, 2024, the Bank was servicing $191.3 million of loans for others.
Delinquencies and Classified Assets. The steps taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make the required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. The Bank may offer to modify the terms or take other forbearance actions which afford the borrower an opportunity to satisfy the loan terms. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent at least 120 days or more, the Bank will either: (i) commence litigation to acquire the collateral, including foreclosure proceedings against any real property that secures the loan; or (ii) sell eligible non-performing loans where foreclosure proceedings may or may not have been initiated. If a foreclosure action is instituted and the loan is not brought current, paid in full, or an acceptable workout accommodation is not agreed upon before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Foreclosure timelines in New Jersey are among the longest in the nation and have remained protracted over the past several years.
The Bank classifies assets in accordance with its Classification of Assets and Allowance for Credit Losses Policy (the “ACL Policy”), which considers certain regulatory guidelines and definitions. As part of the ACL Policy, the Bank’s Special Asset Group reviews and confirms the criticized and classified commercial loan report monthly. At December 31, 2024, the Bank had $105.3 million of assets, including other real estate owned (“OREO”), classified as Substandard. At December 31, 2023, the Bank had $106.6 million of assets classified as Substandard. Assets which do not currently expose the Bank to sufficient risk to warrant classification but possess potential weaknesses, such as past delinquencies, are designated as Special Mention. Special Mention assets totaled $54.5 million at December 31, 2024, as compared to $40.4 million at December 31, 2023. The increase in special mention loans was primarily due to new downgrades totaling $49.5 million, partly offset by upgrades, payoffs and migrations to substandard during the year ended December 31, 2024.

Non-Performing Loans and OREO. The following table sets forth information regarding non-accrual loans (“non-performing loans”), including loans purchased with credit deterioration (“PCD”), and OREO. The Bank’s PCD loans relate to loans acquired from acquisitions. PCD loans are accounted for at the purchase price or acquisition date fair value, with an estimate of expected credit losses for groups of PCD loans with similar risk characteristics and individual PCD loans without similar characteristics, to arrive at an initial amortized cost basis. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	At December 31,
	2024	2023	2022
	(dollars in thousands)
Non-performing loans (1)	$35,527	$29,548	$23,265
OREO	1,811	—	—
Non-performing loans and assets (1)	$37,338	$29,548	$23,265
Allowance for loan credit losses as a percent of total loans receivable (2)	0.73%	0.66%	0.57%
Allowance for loan credit losses as a percent of total non-performing loans (1) (2)	207.19	227.21	244.25
Non-performing loans as a percent of total loans receivable (1)	0.35	0.29	0.23
Non-performing assets as a percent of total assets (1)	0.28	0.22	0.18
(1)Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
(2)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $6.0 million, $7.5 million, and $11.4 million at December 31, 2024, 2023, and 2022, respectively.
Non-performing loans totaled $35.5 million at December 31, 2024, an increase of $6.0 million as compared to December 31, 2023, primarily due to acquired PCD loans from Spring Garden Capital Group, LLC (“Spring Garden”). The Company has OREO assets of $1.8 million and $0 at December 31, 2024, and 2023, respectively. The increase in OREO assets related to the acquisition of Spring Garden.
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
The Company estimates the loan ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the loan ACL. A description of the methodology used in establishing the ACL is set forth in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, Allowance for Credit Losses.
At December 31, 2024 and 2023, the Bank’s loan ACL as a percentage of total loans was 0.73% and 0.66%, respectively. The net unamortized credit and PCD marks on all acquired loans, not reflected in the allowance, was $6.0 million and $7.5 million at December 31, 2024 and 2023, respectively. The loan ACL as a percentage of total non-performing loans was 207.19% and 227.21% at December 31, 2024 and 2023, respectively. The Bank will continue to monitor its allowance for loan credit losses as conditions dictate.

The following table sets forth activity in the Bank’s loan ACL for the periods set forth in the table:

	At or for the Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Balance at beginning of year	$67,137	$56,824	$48,850
Charge-offs:
Commercial real estate - investor (1)	1,659	8,350	8
Commercial real estate - owner occupied	—	6	62
Commercial and industrial	—	129	60
Residential real estate	76	—	56
Other consumer	485	208	387
Total charge-offs	2,220	8,693	573
Recoveries	665	311	913
Net charge-offs (recoveries)	1,555	8,382	(340)
Initial allowance on acquired loans from Spring Garden	2,547	—	—
Provision for credit losses	5,478	18,695	7,634
Balance at end of year	$73,607	$67,137	$56,824
(1)Commercial real estate - investor charge-offs during the year ended December 31, 2024 and 2023 of $1.7 million and $8.4 million, respectively, primarily related to a single commercial relationship which had partial charge-offs. This was resolved via sale of collateral during 2024.
The following table sets forth the net charge-offs/recoveries and the percent of net charge-offs/recoveries by loan category to average net loans outstanding for the periods indicated (dollars in thousands):

	At or for the Year Ended December 31,
	2024		2023		2022
	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Recoveries)Charge-offs	Ratio of Net (Recoveries) Charge-offs to Average Loans
Net charge-offs (recoveries):
Commercial real estate - investor	$1,440	0.02%	$8,344	0.08%	$(47)	—%
Commercial real estate - owner occupied	(32)	—	(8)	—	(108)	—
Commercial and industrial	(18)	—	104	—	(95)	—
Residential real estate	(130)	—	(43)	—	(100)	—
Other consumer	295	—	(15)	—	10	—
Total net charge-offs (recoveries)	1,555	0.02%	8,382	0.08%	(340)	—%
Average net loans outstanding during the year	$10,019,531		$10,016,859		$9,323,619
The net charge-offs for the years ended December 31, 2024 and 2023 were primarily related to the one commercial real estate - investor relationship which was resolved via sale of collateral in 2024. The net recoveries for the year ended December 31, 2022 were primarily due to improved credit quality and successful recovery of previously charged-off balances.

The following table sets forth the Bank’s ACL by loan category and its percent to total loan ACL at December 31, 2024, 2023 and 2022, and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2024			2023			2022
	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans
Commercial real estate - investor	$30,780	41.8%	52.2%	$27,899	41.6%	52.5%	$21,070	37.1%	52.1%
Commercial real estate - owner occupied	3,817	5.2	8.9	4,354	6.5	9.3	4,423	7.8	10.1
Commercial and industrial	10,471	14.2	6.4	6,867	10.2	6.5	5,695	10.0	6.3
Residential real estate	27,587	37.5	30.3	27,029	40.3	29.3	24,530	43.2	28.9
Other consumer	952	1.3	2.3	988	1.5	2.5	1,106	2.0	2.7
Total	$73,607	100.0%	100.0%	$67,137	100.0%	100.0%	$56,824	100.0%	100.0%
Investment Activities
The Bank views its securities portfolio primarily as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The portfolio is also used to provide collateral for qualified deposits and borrowings and to manage interest rate risk.
The investment policy is overseen by the Board and generally limits investments to government and federal agency obligations, agency and non-agency mortgage-backed securities, and municipal, corporate, and asset-backed securities. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of certain other debt, preferred stock, and equity securities in limited amounts. The Board has delegated authority to implement the investment policy to the Company and Bank’s Investment Committees under the oversight of the Asset Liability Committee. Day-to-day management of the portfolio rests with the Treasurer.
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

The table below sets forth certain information regarding the amortized cost, weighted average yield, and contractual maturities, excluding scheduled principal amortization, of the Bank’s debt securities as of December 31, 2024. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Refer to Note 4 Securities, to the Consolidated Financial Statements, for further discussion on contractual maturities and callable securities.

	At December 31, 2024
									Total
	One Year or Less Amortized Cost	Weighted Average Yield	More than One Year to Five Years Amortized Cost	Weighted Average Yield	More than Five Years to Ten Years Amortized Cost	Weighted Average Yield	More than Ten Years Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
U.S. government and agency obligations	$7,837	4.55%	$45,339	1.18%	$9,220	1.62%	$—	—%	$62,396	$57,385
State and municipal debt obligations	24,086	1.82	80,262	1.69	46,192	2.32	50,829	2.97	201,369	187,903
Corporate debt securities (1)	8,685	1.67	49,158	5.98	16,596	5.47	4,953	9.24	79,392	78,032
Asset-backed securities (2)	—	—	1,000	6.79	141,817	6.66	54,299	6.62	197,116	197,267
Mortgage-backed securities(3):
Agency residential	71	3.42	16,394	2.30	52,549	2.46	1,076,146	4.00	1,145,160	1,072,549
Agency commercial	—	—	56,515	2.17	63,797	1.99	68,223	4.81	188,535	168,010
Non-agency commercial	—	—	—	—	—	—	20,146	2.44	20,146	19,271
Total mortgage-backed securities	$71	3.42%	$72,909	2.20%	$116,346	2.20%	$1,164,515	4.02%	$1,353,841	$1,259,830
Total debt securities	$40,679	2.32%	$248,668	2.61%	$330,171	4.28%	$1,274,596	4.11%	$1,894,114	$1,780,417
(1)$47.8 million of the Bank’s corporate debt securities carry interest rates which adjust to a spread over SOFR on a quarterly basis.
(2)All of the Bank’s asset-backed securities carry interest rates which adjust to a spread over SOFR on a quarterly basis.
(3)$478.3 million of the Bank’s mortgage-backed securities carry interest rates which generally adjust to a spread over SOFR on a quarterly basis.
Equity Investments. At December 31, 2024, and 2023, the Company held equity investments of $84.1 million and $100.2 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
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
Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government, and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts, and time deposits, including brokered deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates, and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located, and to a lesser extent, through digital service channels. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits. The Company’s deposits decreased $368.6 million to $10.07 billion at December 31, 2024, from $10.43 billion in the prior year, primarily related to planned runoff of brokered time deposits, which decreased by $556.8 million, partly offset by increases in retail time deposits of $203.5 million.

At December 31, 2024 and 2023, the Bank had $5.75 billion and $5.32 billion, respectively, of total uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit). At December 31, 2024 and 2023, this total included $2.48 billion and $2.31 billion, respectively, of collateralized government deposits, and $1.58 billion and $1.42 billion of intercompany deposits of fully consolidated subsidiaries. Estimated adjusted uninsured deposits excluding these balances represented $1.69 billion and $1.60 billion, or 16.5% and 15.2% of total deposits, as of December 31, 2024 and 2023, respectively.
At December 31, 2024, the Bank had $457.2 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Time Deposits	Weighted Average Rate
	(dollars in thousands)
Three months or less	$305,992	4.71%
Over three through six months	109,588	4.11
Over six through twelve months	40,661	3.71
Over twelve months	926	1.65
Total	$457,167	4.47%
The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated:

	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Non-interest-bearing accounts	$1,630,719	15.9%	—%	$1,869,735	18.2%	—%	$2,319,657	23.4%	—%
Interest-bearing checking accounts	3,923,846	38.2	2.20	3,795,502	37.0	1.39	4,063,716	41.0	0.28
Money market deposit accounts	1,214,690	11.8	3.45	794,387	7.7	2.35	764,837	7.7	0.29
Savings accounts	1,169,424	11.4	0.98	1,364,333	13.3	0.68	1,597,648	16.1	0.05
Time deposits	2,325,638	22.7	4.40	2,440,829	23.8	3.74	1,167,499	11.8	1.43
Total average deposits	$10,264,317	100.0%	2.36%	$10,264,786	100.0%	1.68%	$9,913,357	100.0%	0.31%
Borrowings. The Bank also obtains advances from the FHLB and other sources for cash management and interest rate risk management purposes or as an alternative to deposits. Advances are collateralized primarily by certain of the Bank’s mortgage loans and debt securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2024, the Bank had $1.07 billion of outstanding advances from the FHLB.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia under its primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Federal Reserve Bank of Philadelphia must be secured. At December 31, 2024, the Bank had no borrowings outstanding with the Federal Reserve Bank of Philadelphia.
As of December 31, 2024, the Company pledged $7.43 billion of loans with the FHLB and the FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain government municipal deposits. At December 31, 2024, the Bank had outstanding municipal letters of credit of $1.45 billion issued by the FHLB used to secure such government deposits. The Company also pledged $1.07 billion of securities with the FHLB and the FRB to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law.
The Bank also borrows funds using securities sold under agreements to repurchase with customers. Under this form of borrowing specific securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2024, the Bank had borrowed $60.6 million through securities sold under agreements to repurchase with customers.

The Bank has access to the FRB discount window as an additional source of funds. As of December 31, 2024 the Bank had no borrowings outstanding with the FRB discount window.
Recent Acquisitions
On October 1, 2024, the Company completed the acquisition of Spring Garden. Total consideration paid was $162.7 million and goodwill from the transaction amounted to $17.2 million. The transaction will be complementary to the Company’s existing products and will expand the Company’s specialty finance offerings.
The Company’s acquisitions over recent years have enhanced the Company’s position as the premier community banking franchise in central and southern New Jersey, strengthened its presence in the major metropolitan areas of Philadelphia and New York, grown business lines, expanded its geographic footprint, and improved financial performance. The Company will continue to evaluate potential acquisition opportunities to further create stockholder value.
Subsidiary Activities
At December 31, 2024, the Bank owned all or a majority interest in five direct subsidiaries:
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
•Spring Garden Capital Group, LLC, a Delaware limited liability company, was acquired by the Bank on October 1, 2024 to expand the Bank’s specialty finance offerings. This subsidiary is the holding company for Spring Garden Lending Group, LLC, a specialty lending company, Spring Garden Capital Advisors, LLC, a real estate consulting company, and Spring Garden Equity, LLC, a mezzanine finance company. Spring Garden Lending Baltimore, LLC, a specialty lending company, is also a wholly owned subsidiary of Spring Garden Lending Group, LLC.
•OFB Acquisition LLC, a New Jersey limited liability company, was incorporated on August 1, 2024 as a wholly-owned subsidiary. The subsidiary holds certain assets and liabilities acquired through acquisitions.
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
Human Capital
OceanFirst’s long-term growth and success depends on its ability to attract, develop and retain a high-performing workforce. The Company strives to provide a work environment that promotes collaboration, productivity, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities.
The Company’s Board of Directors and Executive Team oversee the strategic management of the Company’s human capital resources and the Human Resources department manages the day-to-day of those resources.

Employee profile
As of December 31, 2024, the Bank had 951 full-time employees, 56 part-time employees, and 24 commissioned employees, for a total of 1,031 employees. Approximately 67% of the Bank’s employees are female and 33% are male, and the average tenure was over seven years. Of the Bank’s managers, 52% are female as of December 31, 2024.
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
The Company is dedicated to recruitment and career development practices that support its employees at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. The internship program and the EDGE program (an entry level development program) also serve as a pipeline of early career talent for full time employment. Other available tools are also utilized to connect with prospective new hires.
Following a multi-pronged recruiting strategy, new hires participate in an onboarding program which includes an introduction to the Bank’s culture, policies, and procedures. New employees are assigned an ambassador, who extends the integration process beyond the typical orientation experience. Retention strategies include espousing a culture that inspires loyalty and trust through ongoing communication of strategic initiatives and executive roundtable conversations, in addition to the benefits mentioned above in Total rewards. The Bank’s leadership development programs and opportunities offered through OceanFirst Bank University help ensure that motivated individuals have the opportunity for continuous improvement. Employees each maintain a professional development action plan and participate in regular evaluation and growth opportunities. The Bank’s peer recognition program provides the space for ongoing recognition and celebration of accomplishments.
This approach has yielded loyalty and commitment from employees which in turn grows the business, products, and customers. This approach has also added new employees and ideas, which support a continuous improvement mindset and the goals of a collaborative workforce.

REGULATION AND SUPERVISION
General
The Company is a bank holding company (“BHC”) under Section 3 of the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards, and limitations on non-banking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund (“DIF”) managed by the FDIC. The Bank is subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. As a financial institution with more than $10 billion in assets, the Bank is also subject to examination by the CFPB. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes.
In addition, the Company elected to become a financial holding company under the Gramm-Leach Bliley Act (the “GLBA”) amendments to the BHC Act. Financial holding companies that continue to meet the applicable requirements, and the non-bank companies under their control, are permitted to engage in activities considered financial in nature or incidental to financial activities and, if the FRB determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities that are considered complementary to financial activities.
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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. At December 31, 2024, the Bank’s total assets were $13.42 billion and, therefore, the Bank is subject to CFPB supervision and examination for compliance with specified Federal consumer protection laws.
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
The Dodd-Frank Act also requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Rules adopted by the FRB to implement these requirements limit interchange fees per debit card transaction collected by banks with assets of $10 billion or more. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2024 and 2023, the Bank’s revenues from interchange fees were $5.1 million and $5.0 million, respectively. The 2024 and 2023 average net interchange fee per transaction were both $0.14.
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
At December 31, 2024, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2024:

				Capital
As of December 31, 2024	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,235,832	$520,239	$715,593	9.50%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,105,180	692,897	412,283	11.17	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,235,832	841,375	394,457	12.49	8.50	(1)
Total capital (to risk-weighted assets)	1,437,278	1,039,345	397,933	14.52	10.50	(1)
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

Acquisition of the Company. Under the Change in Bank Control Act, no person may acquire control of a BHC, such as the Company, unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined for this purpose, means ownership, control, or power to vote 25% or more of any class of voting stock.
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
If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a BHC that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act (“CRA”) of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than BHCs, banks, or savings associations until the rating is raised to “satisfactory” or better. For additional information, refer to Regulation of Bank Subsidiary – Community Reinvestment Act and Fair Lending Law.
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
At December 31, 2024, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2024:

				Capital
As of December 31, 2024	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,161,564	$516,798	$644,766	8.99%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,161,564	687,383	474,181	11.83	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,161,564	834,679	326,885	11.83	8.50	(1)
Total capital (to risk-weighted assets)	1,238,011	1,031,074	206,937	12.61	10.50	(1)
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
Based on the regulatory guidelines, the Bank satisfies the criteria to be well-capitalized at December 31, 2024.
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
Additionally, on November 29, 2023, the FDIC adopted a final rule, effective on April 1, 2024, to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in the spring of 2023. The FDIC will collect the special assessment at a quarterly rate multiplied by an insured depository institution’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits, over an initial eight quarterly assessment periods and currently projects that the special assessment will be collected for an initial two quarters at a lower rate. The first of the collection periods was the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with a payment date of June 28, 2024.
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

The total deposit insurance assessment expenses incurred in 2024 and 2023 were $9.7 million and $9.9 million, respectively. The expenses in 2024 and 2023 were impacted by the FDIC approval of the final rule to implement a special assessment as noted above. As a result, the Bank incurred a special assessment of $418,000 and $1.7 million for the years ended December 31, 2024 and 2023.
Loans to One Borrower. Subject to certain exceptions, a national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which generally does not include real estate. As of December 31, 2024, the Bank was in compliance with the loans-to-one borrower limitations.
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
Assessments. Banking institutions are required to pay OCC assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank totaled $1.3 million and $1.2 million, respectively, for the years ended December 31, 2024 and 2023. For calendar year 2025, the OCC is increasing the marginal rates in the general assessment fee schedule for assets $40 billion and below by a factor of 2.65% to account for inflation.
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
Community Reinvestment Act. All national banks have a responsibility under the CRA and related federal regulations to help meet the credit needs of their communities, including low- and moderate- income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers.
In 2023, the FDIC, the FRB, and the OCC issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The final rule was scheduled to take effect on April 1, 2024 and the applicability date for the majority of the provisions in the CRA regulations was January 1, 2026 with additional requirements applicable on January 1, 2027. However, the final rule is subject to legal challenges that have pushed back the implementation date and compliance deadlines. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.
During 2025, the Bank received a CRA Performance Evaluation from the OCC with a rating of “Outstanding” for the evaluation period from 2021 to 2023, for which the examination commenced in 2024.
Fair Lending Law. The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices based on the characteristics specified in those statutes. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
On September 18, 2024, the Bank voluntarily entered into settlement agreements with the United States Department of Justice (the “DOJ”) and United States Department of Housing and Urban Development to resolve claims that the Bank violated the Equal Credit Opportunity Act and Fair Housing Act in the New Brunswick-Lakewood, New Jersey lending area, which includes Middlesex, Monmouth and Ocean counties. Under the Agreements, the Bank has committed to invest at least $14 million in a mortgage loan subsidy fund for eligible residents in Middlesex and Monmouth counties over a five-year period. The Bank also has agreed to invest $400,000 in community partnerships, spend $140,000 per year in targeted marketing, advertising and outreach in the New Brunswick-Lakewood area which includes Middlesex, Monmouth and Ocean counties, and provide financial education workshops designed to expand access to home mortgage credit. As of December 31, 2024, the Bank believes it is on track to comply with the commitments entered into the settlement agreements.

The Bank also will continue lending and community development initiatives that pre-date the settlement, and which are designed to increase access to residential lending and other financial services in the New Brunswick market and across its footprint. Since 2020, the Bank has provided over $625 million in loans and investments benefiting thousands of people in the communities it serves.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB New York is required to acquire and hold shares of capital stock in that FHLB in a specified amount. The Bank was in compliance with this requirement with an investment in FHLB New York stock at December 31, 2024 and 2023 of $68.4 million and $53.7 million, respectively.
Federal Reserve System
As a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $39.8 million and $39.7 million at December 31, 2024 and 2023, respectively.
The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank. However, the level of dividends is reduced for financial institutions that exceed a certain asset size. For 2024, the asset level is $12.52 billion, and financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, which totaled $1.7 million for the year ended December 31, 2024, as compared to $1.6 million in the prior year.

Item 1A.	Risk Factors
An investment in the Company’s common stock or the Series A Preferred Stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K and other documents filed with the SEC, before making any purchase or sale decisions regarding the Company’s common stock or Series A Preferred Stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline and stockholders may lose part or all of their investment in the Company’s common stock or Series A Preferred Stock.
Risks Related to Lending Activities
The Company’s emphasis on commercial lending may expose the Company to increased lending risks. At December 31, 2024, $6.84 billion, or 67.4%, of the Company’s total loans consisted of commercial real estate, multi-family real estate, construction and land loans, and commercial and industrial loans. These portfolios have grown in recent years and the Company intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans expose the Company to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If the Company forecloses on these loans, the holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.
The level of commercial real estate loans may subject the Company to additional regulatory scrutiny. The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate loans. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, the Bank has a concentration in multi-family and commercial real estate lending, as such loans represented 424% of total bank capital as of December 31, 2024. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate and multi-family lending that would adversely affect the Company’s loan originations and profitability.
The Company’s concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2024, the Company’s commercial real estate loan portfolio included loans to: (i) lessors of office buildings of $1.2 billion, or 12% of total loans; and (ii) borrowers in the retail industry of $1.2 billion, or 12% of total loans. A deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for the Company’s commercial real estate loan portfolio. Should the fundamentals of the commercial real estate market deteriorate, the Company’s financial condition and results of operations could be adversely affected.
Uncertainties associated with increased originations of commercial real estate, construction and multi-family loans may result in errors in judging collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect the Company’s operations. The recent and intended increases in the level of commercial lending (including commercial real estate, multi-family real estate and land loans, and commercial and industrial loans) have required and would likely require the Company to lend to borrowers with limited or no experience. Recently originated loans are unseasoned and the Company does not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans may not have been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above recent historical experience, which could adversely affect the Company’s future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to four-family residential mortgage loans. Accordingly, if the Company makes any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with the single-family residential mortgage loans.
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
Although the majority of residential mortgages historically originated by the Company would be considered Qualified Mortgages, the Company currently originates residential mortgage loans that do not meet the definition. As a result of the Ability-to-Repay rules, the Company may experience loan losses, litigation-related expenses, and delays in taking title to real estate collateral in a foreclosure proceeding if these loans do not perform and borrowers challenge whether the Company satisfied the Ability-To-Repay rule upon originating the loan.
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
A worsening of economic conditions in the Company’s market area could reduce demand for the products and services and/or result in increases in the level of non-performing loans, which could adversely affect the Company’s business, financial condition, and results of operations. A deterioration in economic conditions, especially local conditions, continued inflation, recession or otherwise, could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations, and could more negatively affect the Company compared to a financial institution that operates with more geographic diversity:
•demand for the products and services may decline;
•the allowance for credit losses may increase;
•loan delinquencies, problem assets, and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments.

Moreover, a significant decline in general economic conditions caused by inflation, tariffs, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond the Company’s control could further impact these local economic conditions and could further negatively affect the financial results of banking operations. In addition, deflationary pressures, while possibly lowering operating costs, could have a significant negative effect on borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect financial performance.
A downturn in the local economy or in local real estate values could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers throughout New Jersey and the major metropolitan areas between Massachusetts and Virginia. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does its business, the value of loans, investments, and collateral securing loans and classified assets, reduce the demand for the Company’s products and services, and/or the ongoing operations, costs and profitability. Any of these negative events could increase the amount of non-performing loans and cause residential and commercial real estate loans to become inadequately collateralized, any of which could expose the Company to a greater risk of loss and may adversely affect the Company’s capital, liquidity and financial conditions.
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
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2024, the Company maintained a debt securities portfolio of $1.87 billion, of which $827.5 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2024, the Company incurred other comprehensive gains of $4.7 million, net of tax, related to net changes in unrealized holding gains in the available-for-sale investment securities portfolio, which positively impacted stockholders’ equity, as well as book value per common share. The increase occurred even though the securities are not sold.
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
Risks Related to Acquisitions and Growth
The Company must successfully integrate the operations and retain the customers of its acquired institutions. The Company has historically acquired financial institutions and other service companies and continues to explore acquisition opportunities. Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the institutions it acquires, retain the employees and customers of those institutions and achieve the level of expected cost savings and revenue growth. If the Company is unable to successfully manage the integration of the separate cultures, employee and customer bases and operating systems of the institutions it acquires, the Company’s results of operations may be adversely affected.
The Company’s failure to successfully manage its growth may adversely impact its financial condition and results of operation. The Company may be challenged to successfully manage its business as a result of the strain on management and operations that may result from growth. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to retain, hire, train and manage skilled employees and to build market share in its existing and new market areas.
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
The Company may not be successful in entering into new markets. The Company intends to expand its geographic footprint through acquisitions and organic growth. Entering into new markets involves risks, such as competitive disadvantages through a lack of name recognition, increased marketing costs, and the inability to otherwise grow market share as needed to offset the costs associated with expansion. The failure to successfully expand the Company’s footprint or do so in an effective manner could adversely affect the Company’s results of operations.
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
A portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Loans that were acquired as part of the Company’s acquisitions of other depository institutions were not initially underwritten or originated in accordance with the Company’s credit standards, including environmental matters, and the Company did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans are underwritten at the date of acquisition based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and believes that it has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition, and results of operations.
Future acquisition activity could otherwise negatively affect financial condition and results of operations. The Company continues to evaluate opportunities to acquire financial institutions, financial service companies and/or bank branches. Acquiring other banks, businesses, or branches may have an adverse effect on financial results and may involve various other risks commonly associated with acquisitions, including those discussed above, as well as, among other things:
•payment of a premium over book and market values of the target company may dilute the book value and earnings per share of the Company in the short and long-term;
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
•the possible loss of key employees and customers of the target company; and/or
•potential changes in banking or tax laws or regulations that may affect the target company.
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
Risks Related to Laws and Regulations
The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination, supervision and regulation by the FRB. The Bank is subject to regulation, supervision and examination by the OCC, its primary federal regulator, by the FDIC, as insurer of deposits, and by the CFPB with respect to consumer protection laws. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. The laws and regulations that govern the Company’s and the Bank’s operations are designed for the protection of depositors and the public, not the Company’s stockholders. These provisions, as well as future regulatory or legislative changes applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, generate fee income, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. Such changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition, and results of operations.
As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan to a fixed-rate commercial loan. Under these agreements, the Company enters into a variable rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement, as well as more broadly to hedge variable cash flows associated with its floating rate loans. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. The Dodd-Frank Act contains a comprehensive framework for over-the-counter derivative transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly or if and when such requirements may apply to the Bank directly.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering, terrorist financing and other illicit activities, including filing suspicious activity reports and establishing procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and expansionary activities. Although the Company has developed policies and procedures designated to comply with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
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
The Company is subject to heightened regulatory requirements as a result of assets exceeding $10 billion. The Company’s total assets were $13.4 billion at December 31, 2024, thereby making it subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including examination by the CFPB to assess compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
Additional costs have been and will be incurred to implement processes, procedures, and monitoring of compliance with these requirements, including investing significant management attention.
Furthermore, the level of dividends the Company receives from the Federal Reserve Bank of Philadelphia is reduced due to its asset size.
The Company may become subject to enforcement actions even though non-compliance was inadvertent or unintentional. The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The Company maintains systems and procedures designed to ensure that the Company complies with applicable laws and regulations; however, some legal/regulatory frameworks provide for the imposition of fines or penalties for non-compliance even though the non-compliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on the business.
Risks Related to Dividend Payments
There is no guaranty that the Company will be able to continue to pay a dividend on its common stock or, if continued, will be able to pay a dividend at the current rate. The Board of Directors of the Company determines if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board of Directors takes into account various factors including economic conditions, earnings, alternative uses of the Company’s capital, liquidity needs, the financial condition of the Company, applicable state law, tax and regulatory requirements and other factors deemed relevant by the Board of Directors. Although the Company has a long history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future or at what rate.
Dividends on the Series A Preferred Stock are discretionary and non-cumulative. Dividends on the Series A Preferred Stock are discretionary and are not cumulative. If the Board of Directors does not declare a dividend on the Series A Preferred Stock, no dividend will be deemed to have accumulated for such dividend period, and the Company will have no obligation to pay any dividend for that dividend period at any time, whether or not the Board of Directors declares a dividend on the Series A Preferred Stock or any other class or series of the Company’s capital stock for any future dividend period. Any declaration and payment of dividends on the Series A Preferred Stock will depend upon, among other factors, the Company’s earnings and financial condition, liquidity and capital levels and requirements, the general economic and regulatory climate, the ability to service any equity or debt obligations senior to the Series A Preferred Stock, and other factors deemed relevant by the Board of Directors. In addition, under the Federal Reserve’s capital rules, dividends on the Series A Preferred Stock may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments.

Risks Related to Competition
Competition may adversely affect profitability and liquidity. The Company experiences substantial competition in originating loans in its market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of these competitors enjoy advantages not available to the Company, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Company originates and the interest rates charged on these loans. Competitive factors driven by consumer sentiment or otherwise can also reduce the Company’s ability to generate fee income, such as through overdraft fees.
In attracting deposits, the Company faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages not available to the Company, including greater financial resources and access to capital, stronger regulatory ratios, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than the Company, which could decrease the deposits that the Company attracts or require the Company to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Company’s ability to generate the funds necessary for lending operations. As a result, the Company may need to seek other sources of funds that may be more expensive to obtain, which could increase the cost of funds.
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
The Company has also been active in competing for New Jersey governmental and municipal deposits including public school districts, local municipal governments, and cooperative health insurance funds. At December 31, 2024 such deposits accounted for approximately 26% of the Company’s total deposits. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Company’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
Risks Related to Strategic Matters
New lines of business or new products and services may subject the Company to additional risks. The Company may implement new lines of business or offer new products and services within existing lines of business. Significant time and resources may be invested in developing and marketing new lines of business and/or new products and services. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, customers may fail to accept the new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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

Risks Related to Operational Matters
Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure. Information technology systems are critical to the Company’s business, which includes collecting, processing, transmitting and storing significant amounts of confidential information regarding the Company’s customers, employees and its business, operations, plans and business strategies. The Company uses various technology systems to manage customer relationships, deposits and loans, general ledger, securities investments, and other processes. The computer systems, data management and internal processes, as well as those of third parties, are integral to the Company’s performance. The heavy reliance on information technology systems exposes the Company to operational risks, which include the risk of malfeasance by employees or persons outside the Company, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, breaches of the Company’s internal control systems and compliance requirements, and business continuation and disaster recovery.
Financial institutions and companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks, ransomware and other means. The proliferation of Artificial Intelligence has enhanced actions, strategies, and processes that cyber attackers use to create threats and launch cyberattacks. Additionally, there is the risk of distributed denial-of-service or other similar attacks, which are intended to disrupt online services. Despite the Company’s efforts to ensure the integrity of its systems, the Company may not be able to implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings and systems.
In addition, a majority of data processing is outsourced to third-party providers. If these third-party providers encounter difficulties, or if there is difficulty communicating with them, the ability to adequately process and account for transactions could be affected, and business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various vendors and their personnel. Breaches of security may occur through intentional or unintentional acts by those having access to the confidential or other information of the Company and its customers, clients or counterparties. While management regularly reviews security assessments that were conducted on the Company’s third-party service providers that have access to sensitive and confidential information, there can be no assurance that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
The occurrence of any system failures, interruption, or breach of security of the Company’s or its vendors’ systems could cause negative consequences for the Company, including significant disruption of the Company’s operations, misappropriation of confidential information of the Company or that of its customers, or damage to computers or systems of the Company and those of its customers and counterparties, which could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in the Company’s security measures, customer dissatisfaction, litigation exposure, and harm to the Company’s reputation, all of which could have a material adverse effect on the Company.
The Company’s board of directors relies on management in overseeing cybersecurity risk management. The Company has an Information Technology and Security Management Committee, consisting of leaders across multiple domains. The Chief Information Security Officer is a primary management liaison to the committee. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. While select Board members of the Company have experience in multiple disciplines including cybersecurity risk management, the Board relies on the Chief Information Security Officer and management for cybersecurity guidance.
An inability to attract and retain qualified personnel or the unexpected loss of service of any key personnel could have a negative impact on financial condition and results of operations. The Company’s ability to maximize profitability and manage growth successfully depends on its ability to attract and retain management and loan officers experienced in banking and financial services and familiar with the communities in its market area. The unexpected loss of service of any key management personnel, or the inability to recruit and retain qualified personnel, could adversely affect the Company. If the Company is not able to attract qualified personnel it could negatively impact the Company’s profitability and growth.
The soundness of other financial institutions could adversely affect the Company. The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The

Company has exposure to many different counterparties, and routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Company or by other institutions and organizations. Many of these transactions expose the Company to credit risk in the event of default of the counterparty or client. In addition, credit risk may be exacerbated when the collateral held by the Company cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure that is due. Any such losses could materially and adversely affect the Company’s results of operations.
Risks Related to Accounting and Internal Controls Matters
The Company may incur impairments to goodwill. At December 31, 2024, the Company had $523.3 million in goodwill, which is evaluated for impairment at least annually. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
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
Changes in management’s estimates and assumptions may have a material impact on the Company’s consolidated financial statements and the financial condition or operating results. In preparing periodic reports the Company is required to file under the Securities Exchange Act of 1934, including the consolidated financial statements, management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to change. Materially different results may occur as circumstances change and additional information becomes known, including the evaluation of the adequacy of the allowance for credit losses.
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

Risks Related to Environmental and Other Global Matters
Hurricanes and other natural disasters, climate change or increases to flood insurance premiums could adversely affect asset quality and earnings. The Company’s market area includes counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from storms or hurricanes, which could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.
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
Risks Related to Card Networks
Changes in card network fees could impact the Company’s operations. From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and that the Company charges its merchants. It is possible that competitive pressures will result in the Company absorbing a portion of such increases in the future, which would increase costs, reduce profit margin and adversely affect the Company’s business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital levels would further limit the Company’s use of capital for other purposes.
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
Other Risks Related to the Business
The Company’s stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if the Company is unable to adequately manage liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on the Company’s financial condition and results of operations. Events such as the bank failures that occurred in early 2023 have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If the Company is unable to adequately manage liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on its financial condition and results of operations.
The Company is a community bank and its ability to maintain its reputation is critical to the success of the business. The failure to do so may materially adversely affect the Company’s performance. The Company is a community bank, and its reputation is one of the most valuable components of its business. A key component of the Company’s business strategy is to rely on its reputation for customer service and knowledge of local markets to expand its presence by capturing new business opportunities from existing and prospective customers in the Company’s market area and contiguous areas. Threats to the Company’s reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of the Company’s customers. In addition, third parties with whom the Company has relationships may take actions over which the Company has limited control that could negatively impact perceptions about the Company or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not accurate, could impact the Company’s reputation and business. Negative publicity regarding the Company’s business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect the Company’s business and operating results.
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
FEDERAL AND STATE TAXATION
Federal Taxation
General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including particularly the Company’s reserve for bad debts. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank. The current applicable statutory tax rate is 21%.
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
The Company is required to file a New Jersey income tax return. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. New Jersey currently also imposes a Corporate Transit Fee of 2.5%, which applies to the Company, for corporations with a taxable net income over $10 million effective through December 31, 2028.
For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group, but excluded companies that qualify as a New Jersey Investment Company (“ICs”) and Real Estate Investment Trusts (“REITs”). For periods ending on and after July 31, 2023, companies meeting the statutory definition of “captive” ICs and REITs are required to be included in the combined filing. This legislation included an exception if at least 50% of the shares, by vote or value, are owned or controlled, directly or indirectly, by a state or federally chartered bank, savings bank, or savings and loan association (financial institution) with assets of $15 billion or less. As of December 31, 2024 the Company qualified for this exception.
The allocation and apportionment of taxable income to New Jersey may affect the overall tax rate.
New York Taxation. The Company is required to file New York State (“NYS”) and New York City (“NYC”) tax returns. The NYS and NYC returns require consolidation of all entities and taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. For NYS tax purposes, corporations are presently taxed at a rate equal to 7.25% of taxable income, in addition to a temporary Metropolitan Transportation Authority surtax of 30% of the NYS tax rate, which is effective through December 31, 2026, for an overall NYS rate of 9.425%. For NYC tax purposes, the Company is taxed at a rate equal to 8.85%. The allocation and apportionment of taxable income to NYS and NYC may affect the overall tax rate.
Pennsylvania Taxation. The Bank is required to file a Pennsylvania bank shares tax return. The Bank’s net assets, less allowable deductions, are taxed at a rate presently equal to 0.95% of apportioned net assets. The allocation and apportionment to Pennsylvania may affect the overall tax rate.
Other City and State Taxation. The Company or the Bank are required to file other city and state tax returns within its geographical footprint. The allocation and apportionment to these jurisdictions may affect the overall tax rate.
Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Cybersecurity Risk, Management and Strategy
Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Company’s information services. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident disrupting business operations, compromising sensitive data or both. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.
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
Employees play a significant role in the defense against cybersecurity threats. Every employee is responsible for protecting the Company’s and client’s information. Accordingly, employees complete formal training and acknowledge security policies annually. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities.
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
Cybersecurity Governance
Management Committee Oversight

The Company has established an Information Technology and Security Management Committee consisting of department leaders across multiple functional areas including Data Engineering, Enterprise Applications, Strategic Planning, Technology, IT Governance, and Cybersecurity. These functional areas are led by qualified financial service technology professionals, with extensive certifications and advanced degrees in cybersecurity. Cybersecurity knowledge is expanded across all areas of Information Technology and is foundational in the approach from planning to execution. The committee focuses on strategic and tactical delivery, policy oversight, and the assessment and management of material risks from cybersecurity threats. Policies are also shared with the management Risk Committee to provide a second line review in alignment with Enterprise Risk functions. All Information Security activity is led by the Chief Information Security Officer, which includes developing and implementing the information security program and reporting on cybersecurity matters to the Board. The Chief Information Security Officer has several years of experience leading cybersecurity operations in financial services, supported by a team with various security, technical, risk, audit and leadership certifications. Management provides cybersecurity statistics and details to the board monthly.
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
At December 31, 2024, the Company primarily conducted its business through its headquarters located in Toms River, New Jersey, and its administrative office located in Red Bank, New Jersey. The Company also conducts its business at 39 branch offices and various deposit production facilities located throughout central and southern New Jersey and major metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Pittsburgh, Washington D.C., Baltimore, and Boston.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the NASDAQ Global Select Market under the symbol OCFC. As of February 21, 2025, there were 2,588 common stockholders of record.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the NASDAQ Composite Index and the KBW Regional Banking Index for the period from December 31, 2019 through December 31, 2024. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
OceanFirst Financial Corp.	$100.00	$75.89	$93.45	$92.65	$79.47	$86.95
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
For both years ended December 31, 2024 and 2023, the Company paid an annual cash dividend of $0.80 per share.
On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2024. At December 31, 2024, there were 1,551,200 shares available for repurchase.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company conducts business primarily through its ownership of the Bank, which, at December 31, 2024, primarily operated out of its headquarters located in Toms River, New Jersey and its administrative office located in Red Bank, New Jersey. The Bank also conducts its business at 39 branch offices and various deposit production facilities located throughout central and southern New Jersey and major metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Pittsburgh, Washington D.C., Baltimore, and Boston.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and fiduciary services, deposit account services, and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies and actions of regulatory agencies.
Strategy
The Company operates as a full-service regional community bank delivering comprehensive financial products and services, which includes commercial and consumer financing, deposit services, and wealth management products and services, throughout New Jersey and in the major metropolitan areas between Massachusetts and Virginia. The Company competes with larger, out-of-market financial service providers through its local and digital focus and the delivery of superior service. The Company also competes with smaller in-market financial service providers by offering a broad array of products and services as well as the ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate, and operational risks. To accomplish these objectives, the Company has sought to: (1) diversify and strengthen its deposit base through product offerings appealing to a broadened customer base; (2) grow the commercial banking business, with a particular focus on strengthening commercial and industrial banking; (3) expand the residential lending business, focusing on the secondary market and saleable loan business; and (4) improve operating efficiency through the ongoing investment in information technology.
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
Diversify and Strengthen Deposit Base
The Company continues to focus on deposit growth through a series of initiatives intended to both grow deposits and diversify sources of liquidity. The Company seeks to increase deposits in its primary market area by improving market penetration and expanding deposit gathering initiatives and hires. The Company has benefited from and remains focused on efforts to attract business deposits in conjunction with its commercial lending operations and from an expanded mix of retail products and services. Ongoing product development and design to deepen market penetration will allow the Company to rely on competencies in commercial lending and the retail branch network to drive growth and diversification of deposits. The Company continues to invest in the overall customer experience with the Company’s customer satisfaction performance and digital capabilities on par with national banks and fintech companies.

Commercial Banking
The Company continues to distinguish itself from the mega-bank competition with access to responsive, local decision-makers and from the smaller bank competition that are unable to deliver the same depth of products, services, and technology. The Company supports commercial business clients of varying sizes and complexity through the extension of credit and cash management services through its advisory relationship management model. The Company has had success in developing new client relationships in the Company’s focused expansion markets, which include Philadelphia, New York, Boston and Baltimore. Expanding the Company’s geographies and diversifying the loan book provides a hedge on risks deriving from a concentration in a single market.
While these growth markets are important to the Company’s strategy, the Company has continued efforts to keep the community bank feel for customers, employees, and stakeholders, which has been a focal point for longstanding stable funding, brand reputation, and community development efforts in the Company’s legacy markets.
The Company’s early expansion efforts were dependent on commercial real estate (“CRE”) lending; however, its path forward as a regional bank includes a transition away from CRE dependence and a focus on future growth predominately around the C&I portfolio. The Company has continued to make significant efforts to recruit new relationship managers that specialize in clients operating in deposit heavy industries. The Company anticipates that the acquisition of these customers will help to drive quality funding through deeper deposit relationships. Additionally, the Company continues to improve its treasury management capabilities by enhancing services through expanded product offerings and thoughtfully evaluating opportunities to further bolster talent and technology to better serve the Company’s customers.
At December 31, 2024, commercial loans (which includes multi-family and commercial real estate loans, commercial construction loans, and commercial and industrial loans) represented 67.4% of the Company’s total loans, as compared to 68.5% at December 31, 2022, of which commercial and industrial loans represented 6.4% of total loans as compared to 6.3% at December 31, 2022.
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
Investments in Residential Lending
The Company continued its expansion of the residential lending business into new and adjacent geographies, which included the recruitment of leadership roles and sales personnel in expanded geographies and a focus on secondary marketing and saleable loans. While the economic environment in 2024, with continued higher rates, was a headwind, the Company remains committed to this segment and has deepened its focus on the longstanding commitment to its communities with enhanced products and pricing in the NeighborFirst and special credit programs, expansion of product offerings, and the recruitment of Community Reinvestment Act (“CRA”) residential loan officers for the Company’s footprint. The Company has a long history as a residential lender and continues to expand this portfolio with a continued focus on customer relationships. At December 31, 2024, residential loans represented 30.3% of the Company’s total loans as compared to 28.9% at December 31, 2022.
Operating Efficiency
The Company relies on technology and the resources that support its operations to provide a broad suite of financial services and experience to its customers and employees, to differentiate the Company in its diverse markets, and to drive operational efficiencies that yield performance with strong customer services. The Company’s investment in technology lays a foundation for future growth, scale, and operational efficiency while maintaining a secure and robust cybersecurity framework. Focus areas include digital-direct customer engagement, efficient customer servicing, supporting safe banking operations and strategic technology change, and competitively delivering new lending and customer self-service capabilities in the post-pandemic influenced environment.
Capital Management
The Company actively manages its capital position to ensure adequate coverage and improve return on stockholders’ equity. The Company conducts capital stress testing, which includes evaluating the effects of various scenarios on capital, as one means of evaluating capital adequacy. The results of stress testing are considered in the capital planning process and strategy development. The Company also analyzes the need to raise additional capital in the future, through issuance of debt or equity, to meet its commitments and business needs. Over the past five years, the Company has implemented or announced two stock repurchase programs. On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. For the year ended December 31, 2024, the Company repurchased 1,383,238 shares of its common stock under this repurchase program to strategically build capital. At December 31, 2024, the Company remains authorized to repurchase 1,551,200 shares and will prudently evaluate repurchase opportunities while maintaining existing capital levels.
Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2024	2023	2022
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$13,421,247	$13,538,253	$13,103,896
Debt securities available-for-sale, at estimated fair value	827,500	753,892	457,648
Debt securities held-to-maturity, net of allowance for securities credit losses	1,045,875	1,159,735	1,221,138
Equity investments	84,104	100,163	102,037
Restricted equity investments, at cost	108,634	93,766	109,278
Loans receivable, net of allowance for loan credit losses	10,055,429	10,136,721	9,868,718
Deposits	10,066,342	10,434,949	9,675,206
Federal Home Loan Bank ("FHLB") advances	1,072,611	848,636	1,211,166
Securities sold under agreements to repurchase and other borrowings	258,113	269,604	264,500
Total stockholders’ equity	1,702,757	1,661,945	1,585,464

	For the Year Ended December 31,
	2024	2023	2022
	(dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$642,173	$607,974	$431,175
Interest expense	308,138	238,243	53,698
Net interest income	334,035	369,731	377,477
Provision for credit losses	6,263	17,678	7,768
Spring Garden opening provision for credit losses	1,426	—	—
Net interest income after provision for credit losses	326,346	352,053	369,709
Other income (excluding activity related to debt and equity investments and sale of trust business)	43,362	38,053	49,409
Net gain on equity investments	4,225	876	9,685
Net gain on sale of trust business	2,600	—	—
Net loss on sale of investments	—	(5,305)	—
Operating expenses (excluding Federal Deposit Insurance Corporation (“FDIC”) special assessment, merger related and net branch consolidation expense)	243,680	247,157	231,433
FDIC special assessment	418	1,663	—
Branch consolidation expense, net	—	70	713
Merger related expenses	1,779	22	2,735
Income before provision for income taxes	130,656	136,765	193,922
Provision for income taxes	30,266	32,700	46,565
Net income	$100,390	$104,065	$147,357
Net income attributable to non-controlling interest	325	36	754
Net income attributable to OceanFirst Financial Corp.	$100,065	$104,029	$146,603
Net income available to common stockholders	$96,049	$100,013	$142,587
Basic earnings per share	$1.65	$1.70	$2.43
Diluted earnings per share	$1.65	$1.70	$2.42

(continued)

	At or for the Year Ended December 31,
	2024	2023	2022
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)(3)	0.71%	0.74%	1.15%
Return on average stockholders’ equity (2)(3)	5.70	6.13	9.24
Stockholders’ equity to total assets	12.69	12.28	12.10
Net interest rate spread (4)	2.13	2.51	3.20
Net interest margin (5)	2.72	3.02	3.37
Operating expenses to average assets (2)	1.82	1.85	1.90
Efficiency ratio (2)(6)	63.99	61.71	53.80
Loans-to-deposits ratio (7)	100.50	97.70	102.50
Asset Quality Ratios (8):
Non-performing loans as a percent of total loans receivable (7)(9)	0.35	0.29	0.23
Non-performing assets as a percent of total assets (9)	0.28	0.22	0.18
Allowance for loan credit losses as a percent of total loans receivable (7)(10)	0.73	0.66	0.57
Allowance for loan credit losses as a percent of total non-performing loans (9)(10)	207.19	227.21	244.25
Wealth Management (dollars in thousands):
Wealth assets under administration and management (“AUA/M”) (11)	$147,956	$335,769	$324,066
Nest Egg AUA/M	431,434	401,420	403,538
Per Share Data:
Cash dividends per common share	$0.80	$0.80	$0.74
Dividend payout ratio per common share	48.48%	47.06%	30.58%
Stockholders’ equity per common share at end of period	$29.08	$27.96	$26.81
Number of full-service customer facilities:	39	39	38

(1)With the exception of end of year ratios, all ratios are based on average daily balances.
(2)Performance ratios for 2024 included a net benefit related to Spring Garden Capital Group, LLC (“Spring Garden”) opening provision for credit losses, a net gain on equity investments, a net gain on sale of trust business, FDIC special assessment and merger related expenses of $3.2 million, or $2.5 million, net of tax expense. Performance ratios for 2023 included a net expense related to merger related expenses, net branch consolidation expense, FDIC special assessment, net loss on sale of investments and net gain on equity investments of $6.2 million, or $4.7 million, net of tax benefit. Performance ratios for 2022 included a net benefit related to merger related expenses, net branch consolidation expense, and gain on equity investments of $6.2 million, or $4.6 million, net of tax expense.
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
(8)The years ended December 31, 2023 and 2024 include the addition and subsequent resolution of a single commercial relationship exposure of $7.2 million, which had life-to-date charge-offs of $10.0 million.
(9)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(10)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $6.0 million, $7.5 million, and $11.4 million at December 31, 2024, 2023, and 2022, respectively.
(11)During 2024, the Company sold a portion of its trust business resulting in gain on sale of $2.6 million.

Summary
Highlights of the Company’s financial results for the year ended December 31, 2024 as compared to December 31, 2023 were as follows:
Total assets decreased by $117.0 million to $13.42 billion, from $13.54 billion, primarily due to decreases in loans and securities. Total loans decreased by $76.5 million to $10.12 billion, from $10.19 billion, primarily due to a decrease in the total commercial portfolio of $126.6 million driven by loan payoffs, partly offset by an increase in residential loans of $70.2 million. Debt securities held-to-maturity decreased by $113.9 million to $1.05 billion, from $1.16 billion, primarily due to principal repayments. Debt securities available-for-sale increased by $73.6 million to $827.5 million, from $753.9 million, primarily due to new purchases.
Total liabilities decreased by $157.8 million to $11.72 billion, from $11.88 billion, primarily related to lower deposits and a funding mix shift. Total deposits decreased by $368.6 million to $10.07 billion from $10.43 billion, partially offset by an increase in FHLB advances of $224.0 million to $1.07 billion from $848.6 million, as a result of lower-cost funding availability.
Net income available to common stockholders was $96.0 million, or $1.65 per diluted share, as compared to $100.0 million, or $1.70 per diluted share. Net income available to common stockholders for the year ended December 31, 2024 included an opening provision for credit losses related to the acquisition of Spring Garden of $1.4 million, net gain on equity investments of $4.2 million, net gain on sale of trust business of $2.6 million, merger related expenses of $1.8 million, and a special assessment charge of $418,000 related to the FDIC’s final rule to recover the loss on the Deposit Insurance Fund (“DIF”). These items increased net income in the current year by $2.5 million, net of tax, and diluted earnings per share by $0.05.
Net income available to common stockholders for the year ended December 31, 2023 included net loss on sale of investments of $5.3 million, net gain on equity investments of $876,000, a special assessment charge of $1.7 million related to the FDIC’s final rule to recover the loss on the DIF, net branch consolidation expenses of $70,000, and merger related expenses of $22,000. These items decreased net income in the current year by $4.7 million, net of tax, and diluted earnings per share by $0.08.
The Company's common equity tier 1 capital ratio increased to 11.17%. Additionally, the Company remains well-capitalized with a stockholders’ equity to total assets ratio of 12.69% at December 31, 2024.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the years ended December 31, 2024, 2023, and 2022, interest income included net loan fees of $3.3 million, $2.9 million, and $3.0 million, respectively.
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2024, 2023 and 2022. The yields and costs are derived by dividing the income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Year Ended December 31,
	2024			2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$175,611	$9,381	5.34%	$327,539	$17,084	5.22%	$72,913	$1,106	1.52%
Securities (1)	2,084,451	87,549	4.20	1,905,413	69,025	3.62	1,792,598	39,683	2.21
Loans receivable, net (2)
Commercial	6,836,728	410,978	6.01	6,903,731	400,459	5.80	6,386,755	287,044	4.49
Residential real estate	2,998,732	117,747	3.93	2,911,246	105,796	3.63	2,724,398	91,432	3.36
Home equity loans and line and other consumer (“other consumer”)	243,360	16,518	6.79	255,359	15,610	6.11	256,912	11,910	4.64
Allowance for loan credit losses, net of deferred loan costs and fees	(59,289)	—	—	(53,477)	—	—	(44,446)	—	—
Loans receivable, net	10,019,531	545,243	5.44	10,016,859	521,865	5.21	9,323,619	390,386	4.19
Total interest-earning assets	12,279,593	642,173	5.23	12,249,811	607,974	4.96	11,189,130	431,175	3.85
Non-interest-earning assets	1,215,809			1,237,218			1,200,725
Total assets	$13,495,402			$13,487,029			$12,389,855
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,923,846	86,320	2.20%	$3,795,502	52,898	1.39%	$4,063,716	11,344	0.28%
Money market	1,214,690	41,948	3.45	794,387	18,656	2.35	764,837	2,234	0.29
Savings	1,169,424	11,422	0.98	1,364,333	9,227	0.68	1,597,648	758	0.05
Time deposits	2,325,638	102,443	4.40	2,440,829	91,237	3.74	1,167,499	16,685	1.43
Total	8,633,598	242,133	2.80	8,395,051	172,018	2.05	7,593,700	31,021	0.41
FHLB advances	742,575	35,686	4.81	944,219	46,000	4.87	389,750	10,365	2.66
Securities sold under agreements to repurchase with customers	73,399	1,893	2.58	75,140	931	1.24	101,377	159	0.16
Other borrowings	484,406	28,426	5.87	307,368	19,294	6.28	203,117	12,153	5.98
Total borrowings	1,300,380	66,005	5.08	1,326,727	66,225	4.99	694,244	22,677	3.27
Total interest-bearing liabilities	9,933,978	308,138	3.10	9,721,778	238,243	2.45	8,287,944	53,698	0.65
Non-interest-bearing deposits	1,630,719			1,869,735			2,319,657
Non-interest-bearing liabilities	245,680			262,883			239,861
Total liabilities	11,810,377			11,854,396			10,847,462
Stockholders’ equity	1,685,025			1,632,633			1,542,393
Total liabilities and equity	$13,495,402			$13,487,029			$12,389,855
Net interest income		$334,035			$369,731			$377,477
Net interest rate spread (3)			2.13%			2.51%			3.20%
Net interest margin (4)			2.72%			3.02%			3.37%
Total cost of deposits (including non-interest-bearing deposits)			2.36%			1.68%			0.31%
Ratio of interest-earning assets to interest-bearing liabilities	123.61%			126.00%			135.00%

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

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Compared to			Compared to
	Year Ended December 31, 2023			Year Ended December 31, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(8,106)	$403	$(7,703)	$9,408	$6,570	$15,978
Securities (1)	6,869	11,655	18,524	2,640	26,702	29,342
Loans receivable, net (2)
Commercial	(3,916)	14,435	10,519	24,706	88,709	113,415
Residential real estate	3,249	8,702	11,951	6,506	7,858	14,364
Other consumer	(758)	1,666	908	(72)	3,772	3,700
Loans receivable, net (2)	(1,425)	24,803	23,378	31,140	100,339	131,479
Total interest-earning assets	(2,662)	36,861	34,199	43,188	133,611	176,799
Interest-bearing liabilities:
Interest-bearing checking	1,846	31,576	33,422	(797)	42,351	41,554
Money market	12,329	10,963	23,292	90	16,332	16,422
Savings	(1,461)	3,656	2,195	(127)	8,596	8,469
Time deposits	(4,466)	15,672	11,206	30,045	44,507	74,552
Total	8,248	61,867	70,115	29,211	111,786	140,997
FHLB advances	(9,698)	(616)	(10,314)	22,486	13,149	35,635
Securities sold under agreements to repurchase with customers	(22)	984	962	(51)	823	772
Other borrowings	10,462	(1,330)	9,132	6,517	624	7,141
Total borrowings	742	(962)	(220)	28,952	14,596	43,548
Total interest-bearing liabilities	8,990	60,905	69,895	58,163	126,382	184,545
Net change in net interest income	$(11,652)	$(24,044)	$(35,696)	$(14,975)	$7,229	$(7,746)
(1)Amounts represent debt and equity securities, including FHLB and FRB stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023
Total assets decreased by $117.0 million to $13.42 billion, from $13.54 billion, primarily due to decreases in loans and securities. Total loans decreased by $76.5 million to $10.12 billion, from $10.19 billion, primarily due to a decrease in the total commercial portfolio of $126.6 million driven by loan payoffs, partly offset by an increase in residential loans of $70.2 million. The loan pipeline increased by $123.6 million to $306.7 million, from $183.0 million. Loan originations increased $290.7 million to $515.2 million, from $224.5 million, primarily in commercial and residential loans. For more information on the composition of the loan portfolio, see “Lending Activities.” Debt securities held-to-maturity decreased by $113.9 million to $1.05 billion, from $1.16 billion, primarily due to principal repayments. Debt securities available-for-sale increased by $73.6 million to $827.5 million, from $753.9 million, primarily due to new purchases. Goodwill increased by $17.2 million to $523.3 million, from $506.1 million due to the acquisition of Spring Garden.
Total liabilities decreased by $157.8 million to $11.72 billion, from $11.88 billion primarily related to lower deposits and a funding mix shift. Deposits decreased by $368.6 million to $10.07 billion, from $10.43 billion, primarily due to decreases in time deposits of $364.5 million and high-yield savings accounts of $332.4 million, offset by increases in money market accounts of $279.4 million. Time deposits decreased by $364.5 million to $2.08 billion, from $2.45 billion, representing 20.7% and 23.4% of total deposits, respectively, primarily related to planned runoff of brokered time deposits, which decreased by $556.8 million, offset by increases in retail time deposits of $203.5 million. The loans-to-deposit ratio was 100.5%, as compared to 97.7%. FHLB advances increased by $224.0 million to $1.07 billion, from $848.6 million as a result of lower-cost funding availability.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at December 31, 2024, including the Company’s common equity tier one capital ratio, which increased to 11.17%, up approximately 30 basis points from December 31, 2023.
Total stockholders’ equity increased to $1.70 billion, as compared to $1.66 billion, primarily reflecting net income, partially offset by capital returns comprising of dividends and share repurchases. For the year ended December 31, 2024, the Company repurchased 1,383,238 shares totaling $21.5 million at a weighted average cost of $15.38. The Company had 1,551,200 shares available for repurchase under the authorized repurchase program at December 31, 2024. Additionally, accumulated other comprehensive loss decreased by $5.0 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax. The Company’s stockholders’ equity to assets ratio was 12.69%, as compared to 12.28% and book value per common share increased to $29.08, as compared to $27.96.
Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023
General
Net income available to common stockholders decreased to $96.0 million, or $1.65 per diluted share, as compared to $100.0 million, or $1.70 per diluted share. Net income available to common stockholders for the year ended December 31, 2024 included the Spring Garden opening provision for credit losses of $1.4 million, net gain on equity investments of $4.2 million, a net gain on sale of a portion of its trust business of $2.6 million, a special FDIC assessment of $418,000 and merger related expenses of $1.8 million. These items increased net income in the current year by $2.5 million, net of tax. Net income for the year ended December 31, 2023 included a net gain on equity investments of $876,000, net loss on sale of investments of $5.3 million, a special FDIC assessment of $1.7 million, net branch consolidation expenses of $70,000, and merger related expenses of $22,000. These items decreased net income for the prior year by $4.7 million, net of tax.
Interest Income
Interest income increased to $642.2 million, from $608.0 million. The yield on average interest-earning assets increased to 5.23%, from 4.96%, due to the impact of the rate environment. The average balance of interest-earning assets increased by $29.8 million, primarily driven by redeployment of cash into securities, which grew by $179.0 million.
Interest Expense
Interest expense increased to $308.1 million, from $238.2 million, reflecting an increase in the cost of deposits. The cost of average interest-bearing liabilities increased to 3.10%, from 2.45%, primarily due to higher cost of deposits. The total cost of deposits (including non-interest bearing deposits) increased to 2.36%, from 1.68%.

Net Interest Income and Margin
Net interest income decreased to $334.0 million, from $369.7 million, reflecting the net impact of the interest rate environment. The net interest margin decreased to 2.72%, from 3.02%, primarily due to the increase in cost of funds outpacing the increase in yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses was $7.7 million, as compared to $17.7 million. Current year included a $1.4 million initial provision for credit losses related to the acquisition of Spring Garden. The remaining provision was driven by net change in downside macro-economic forecasts utilized in the estimate, partly offset by a decrease in criticized and classified assets. Prior year included the impact of a single commercial relationship that had a $8.4 million partial charge-off, and to a lesser extent, the net effect of credit rating migrations.
Net loan charge-offs were $1.6 million for the current year, as compared to $8.4 million in the prior year. The current year and prior year included partial charge-offs of $1.6 million and $8.4 million, respectively, for a single commercial real estate relationship noted above, which was resolved through the sale of the underlying collateral in the current year.
Non-interest Income
Other income increased to $50.2 million, from $33.6 million. Other income for the year ended December 31, 2024 was favorably impacted by net gains on equity investments of $4.2 million and a net gain on sale of a portion of its trust business of $2.6 million. The prior year was adversely impacted by net losses on investments of $4.4 million, which included $5.3 million of losses related to the sale of investments. The remaining increase of $5.3 million, was primarily driven by increases in the cash surrender value of bank owned life insurance of $2.6 million, which included one-time death benefits of $1.3 million in the current year, net gain on sale of loans of $1.9 million, and a non-recurring gain on sale of assets held for sale of $855,000. This was partially offset by a decrease in trust and asset management revenue of $784,000, related to the sale of a portion of the Company’s trust business.
Non-interest Expense
Operating expenses decreased to $245.9 million, from $248.9 million. Operating expenses for the year ended December 31, 2024 were adversely impacted by $1.8 million for merger related expenses and $418,000 for FDIC special assessment in the current year. The prior year was adversely impacted by an FDIC special assessment of $1.7 million, and $92,000 for merger related and net branch consolidation expenses in the prior year. The remaining decrease of $3.5 million, was due to decrease in professional fees of $8.8 million as the Company realized benefits from the performance improvement initiatives and investments made in the prior the year. This was partially offset by increases in other operating expense of $3.0 million, which was partly due to additional loan servicing expenses, and compensation and benefits of $2.5 million, primarily due to the acquisitions during the year.
Income Tax Expense
The provision for income taxes was $30.3 million, as compared to $32.7 million. The effective tax rate was 23.2%, as compared to 23.9%. The current year’s effective tax rate was adversely impacted by a non-recurring write-off of a deferred tax asset of $1.2 million net of other state effects and credits as compared to the prior year period.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022
Refer to the Company’s 2023 Form 10-K on pages 50-51.
Liquidity and Capital Resources
Liquidity Management
The Company manages its liquidity and funding needs through its Treasury function and the Asset Liability Committee. The Company has an internal policy that addresses liquidity, and management monitors the adherence to policy limits to satisfy current and future cash flow needs. The policy includes internal limits, monitoring of key indicators, deposit concentrations, liquidity sources and availability, stress testing, collateral management, and other qualitative and quantitative metrics.

Management monitors cash daily to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of December 31, 2024, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of December 31, 2024, total on-balance sheet liquidity and funding capacity was $3.8 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At December 31, 2024, the Bank reported in its Call Report $5.75 billion of total uninsured deposits. This total included $2.48 billion of collateralized government deposits and $1.58 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.69 billion, or 16.5% of total deposits. On balance-sheet liquidity and funding capacity represented 223% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from sale of investments, and the issuance of debt, preferred and common stock. For the year ended December 31, 2024, the Parent Company received dividend payments of $86.4 million from the Bank. At December 31, 2024, the Parent Company held $111.5 million in cash and cash equivalents.
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
As of December 31, 2024, the Company pledged $7.43 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.07 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $1.07 billion of FHLB advances as compared to $848.6 million at December 31, 2023. The Company had no outstanding overnight borrowings from the FHLB as of December 31, 2024 and 2023.
The Company’s cash needs for the year ended December 31, 2024 were primarily satisfied by FHLB advances and principal and interest payments on loans and securities and primarily utilized for the reduction of deposits. The Company’s cash needs for the year ended December 31, 2023 were primarily satisfied by the increase in deposits. The cash was invested in debt securities, and utilized for the reduction of FHLB advances and loan originations.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and funding of loans. At December 31, 2024, outstanding commitments to originate loans totaled $306.7 million and outstanding undrawn lines of credit totaled $1.37 billion, of which $1.06 billion were commitments to commercial and commercial construction borrowers and $310.8 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. These commitments are further discussed in Note 13 Commitments, Contingencies and Concentrations of Credit Risk, to the Consolidated Financial Statements.

At December 31, 2024, the Company also had various contractual obligations, which included debt obligations of $1.33 billion, including finance lease obligations of $1.4 million and an additional $17.1 million in operating lease obligations included in other liabilities, and purchase obligations of $97.2 million Refer to Note 9 Borrowed Funds and Note 17 Leases to the Consolidated Financial Statements for further discussion of debt obligations and lease obligations, respectively. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users, and other factors. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.02 billion at December 31, 2024. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit due on or after December 31, 2024. The Company believes, however, based on past experience that a significant portion of such deposits will remain with us. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2024, the Company repurchased 1,383,238 shares of its common stock totaling $21.5 million. At December 31, 2024, there were 1,551,200 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the year ended December 31, 2024 were $46.9 million, as compared to $47.3 million for the prior year. Cash dividends on preferred stock declared and paid during the years ended December 31, 2024 and 2023 were $4.0 million for both periods.
The Company’s ability to continue to repurchase shares of common stock and pay dividends remains dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. If applicable regulations or regulatory bodies prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to repurchase shares of common stock or pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders. These regulatory policies may affect the ability of the Parent Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
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
Additionally, management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of December 31, 2024, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See Regulation and Supervision—Bank Regulation – Capital Requirements.
At December 31, 2024 and 2023, the Company maintained stockholders’ equity to total assets ratio of 12.69% and 12.28%, respectively.

Critical Accounting Policies and Estimates
Note 1 Summary of Significant Accounting Policies to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2024 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.
Allowance for credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2024.
Goodwill in accordance with ASC 350, Intangibles - Goodwill and Other, was a critical accounting estimate in the preparation of the consolidated financial statements as of and for the period ended December 31, 2024.
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
Macro-economic forecasts used in the quantitative analysis are provided by a third-party leader in global forecasting. The Company uses the base case macro-economic forecast to reflect the consensus view of future economic conditions. Electing scenarios that are stronger or weaker than the base case would reduce or increase, respectively, the ACL measurement. The Company measures the accuracy of the macro-economic forecasts quarterly to identify any material deviations that would be considered for a qualitative adjustment. The Company assumes a reasonable and supportable forecast period of eight quarters and a reversion period of four quarters based on the analysis of historical U.S. business cycles.
Prepayment and forward interest rate projections are also assumptions used in the quantitative model subject to estimation. These assumptions are consistent with the assumptions evaluated in the Company’s Interest Rate Risk (“IRR”) model. Changes in these assumptions have varying implications to the ACL measurement. For example, faster prepayment rates would shorten the life of loans and reduce the lifetime expected credit loss, whereas slower prepayment rates would have the inverse effect.
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

Management considers subjective, objective, and unique qualitative factors at each estimation date. Subjective factors incorporate external factors, personnel, and controls, as well as portfolio composition and performances. Subjective factors also include: local competition; portfolio nature, volume and concentration; credit trends; lending policy, procedure and loan review; lending management and staff; regulatory changes and forecast uncertainty. Objective factors address gaps in the quantitative model, such as the limited loss history and the inherent risk of Special Mention commercial real estate loans. Unique factors will capture one-time events, such as environmental threats and model updates that are expected to impact performance over the forecast period. Unique factors are identified, assessed, and documented in the quarter they are applied. Since 2022, the Company incorporated unique factors to address macro-economic uncertainty and alternative economic forecast projections.
Although management believes that it uses the best information available to establish the ACL in conformity with generally accepted accounting principles (“GAAP”), future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. For example, at December 31, 2024, if the Company had elected a scenario using more favorable credit trends in the qualitative input in its commercial portfolio, the ACL measurement would have been approximately $1.9 million lower. Alternatively, if the Company had elected a more adverse scenario for its macro-economic forecasts, the ACL measurement would have been approximately $4.9 million higher. These sensitivity scenarios do not represent a change in the Company’s expectations of credit performance or the economic environment but provide hypothetical results to assess the sensitivity of the ACL to changes in key inputs.
Given the level of uncertainty and the material impact on the ACL measurement, all assumptions are reviewed and updated as necessary at each estimation date. Other than discussed above, there were no changes in the estimation methodology for these assumptions in 2024.
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

As of the annual impairment testing date of August 31, 2024, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty. To perform the quantitative assessment, the Company engaged a third-party service provider to assist management with the determination of the fair value of the Company. The Company estimated fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium. Management further supported the conclusions by assessing a combination of an income valuation methodology, comprising a discounted cash flow analysis and market valuation methodologies, comprising the guideline public company and guideline merged and acquired company methods.

The market capitalization method calculated the aggregate market value of the Company based on the total number of outstanding shares of common and preferred stock and the market prices of the shares as of the assessment date. The Company evaluated conditions that were unknown by the market as of the assessment date and how a market participant would evaluate an implied control premium for the Company. The implied control premium was supported using a discounted cash flow analysis that contemplated the present value of assumed market participant cost savings and synergies.

The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included loan and deposit growth, income on securities, forward interest rates, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

The market approach for guideline public company method utilizes observable market data from comparable public companies, including price-to-tangible book value ratios, to estimate the Company’s fair value. This approach also incorporates a control premium to represent the Company’s expectation of a hypothetical acquisition. The market approach for guideline merged and acquired company method utilizes observable transactions of actual prices paid for target companies that operated in comparable industries or markets facing similar risks. Both methods of the market approach require judgment in the selection of comparable companies or comparable transactions and includes those with similar business activities, and related operating environments.

The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, which resulted in no impairment loss at August 31, 2024.

Management continued to carefully assess and evaluate all available information for potential triggering events after the August 31 annual testing date and through December 31, 2024. Management concluded no triggering events were identified subsequent to the August 31, 2024 annual test date.

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
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2024
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. The Company adopted this standard in 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

Recent Accounting Pronouncements Not Yet Adopted
In August 2023, FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This update will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. The Company does not expect this standard to have a material impact on the consolidated financial statements.
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
In November 2024, FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this ASU require expanded disclosure and disaggregation of certain costs and expenses including, but not limited to, purchases of inventory, employee compensation, depreciation, depletion, and amortization. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In November 2024, FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2025, and interim periods for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
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
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 15, Fair Value Measurements to the Consolidated Financial Statements. However, for non-maturity deposits, the fair value differs for EVE as it also considers the likelihood of deposit and withdrawals and current weighted average rate relative to market rates. The Company’s weighted average age of non-maturity deposit accounts is approximately 11 years, and the weighted average cost is 1.64%.
The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. At both December 31, 2024 and 2023, the Company was in compliance with Board guidelines for each scenario. The following table sets forth sensitivity for a specific range of interest rate scenarios as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(6.2)%	(0.8)%	(12.8)%	(2.2)%
200	(3.6)	0.1	(9.1)	(1.3)
100	(1.5)	0.4	(5.2)	(0.4)
Static	—	—	—	—
(100)	1.5	(0.5)	7.0	(0.5)
(200)	1.8	(1.3)	8.8	(1.9)
(300)	(0.6)	(2.6)	6.8	(4.2)
The net interest income sensitivity results at December 31, 2024 was modestly asset sensitive to neutral as compared to the prior year. The change in sensitivity from prior year was impacted by an increase in floating-rate securities and term borrowings, a deposit mix shift within non-maturity deposits with lower betas as well as a change in loan prepayments, partially offset by an increase in overnight borrowings and a reduction in short-term time deposits.
Overall, the measure of EVE at risk decreased in all rate scenarios from December 31, 2023 to December 31, 2024. This decrease was the result of an increase in floating-rate securities and term borrowings, a deposit mix shift within non-maturity deposits with lower betas and longer average lives, as well as a change in loan prepayments.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of OceanFirst Financial Corp.:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We involved credit specialists to assist us in evaluating the Company’s CECL model, including the reasonableness of the models and the selection of and calibration to economic factors.
•We assessed the reasonableness of the Company’s qualitative methodology, tested key calculations utilized within the qualitative estimate and agreed underlying data within the calculation to source documents.

Goodwill - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company performs an annual goodwill impairment test over the Company’s single reporting unit, as of August 31st or whenever certain triggering events occur or if changes in circumstances indicate potential impairment. An impairment charge is recognized when and to the extent the Company’s carrying amount is determined to exceed its fair value. The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount as of the measurement date, which resulted in no impairment. The Company did not identify any triggering events between the annual assessment date and December 31, 2024.
The Company estimated the fair value of its single reporting unit using the market capitalization method, which is a form of a market approach. Under the market capitalization method, the Company estimated the fair value of the Company by utilizing observable market data to calculate the aggregate market value of the Company based on the total number of outstanding shares of common and preferred stock and the market prices of the shares as of the assessment date as well as consideration of initiatives unknown by the market and the evaluation of an implied control premium. The implied control premium was supported using a discounted cash flow method and evaluating the present value of market participant cost savings and synergies.
Auditing the estimated fair value of the Company involves a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management's judgments in determining whether the implied control premium was reasonable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgements made by management included the following, among others:
•We evaluated the reasonableness of the Company’s valuation methodology.
•We tested the design and operating effectiveness of controls over goodwill, including financial forecasts, unknown conditions by the market as of the assessment date, and selection of control premium, including the estimate of market participant cost savings.
•We evaluated the reasonableness of the Company’s financial forecasts by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry growth rate statistics.

•We evaluated the reasonableness of management’s estimate of market participant cost savings by (1) comparing to cost savings announced in recent bank acquisitions and (2) assessing the Company’s existing cost structure for potential cost savings and comparing that to management’s estimate.
•With the assistance of our fair value specialists, we evaluated the significant valuation assumptions including, among others, the control premium used by the Company, which included testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing to those selected by management.
/s/ Deloitte & Touche LLP

Philadelphia, PA
February 28, 2025

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of OceanFirst Financial Corp.:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Philadelphia, PA
February 28, 2025

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$123,615	$153,718
Debt securities available-for-sale, at estimated fair value (encumbered $470,844 at December 31, 2024 and $304,340 at December 31, 2023)	827,500	753,892
Debt securities held-to-maturity, net of allowance for securities credit losses of $967 at December 31, 2024 and $1,133 at December 31, 2023 (estimated fair value of $952,917 at December 31, 2024 and $1,068,438 at December 31, 2023) (encumbered $599,200 at December 31, 2024 and $850,634 at December 31, 2023)	1,045,875	1,159,735
Equity investments	84,104	100,163
Restricted equity investments, at cost	108,634	93,766
Loans receivable, net of allowance for loan credit losses of $73,607 at December 31, 2024 and $67,137 at December 31, 2023	10,055,429	10,136,721
Loans held-for-sale	21,211	5,166
Interest and dividends receivable	45,914	51,874
Other real estate owned	1,811	—
Premises and equipment, net	115,256	121,372
Bank owned life insurance	270,208	266,498
Assets held for sale	—	28
Goodwill	523,308	506,146
Intangibles	12,680	9,513
Other assets	185,702	179,661
Total assets	$13,421,247	$13,538,253
Liabilities and Stockholders’ Equity
Deposits	$10,066,342	$10,434,949
Federal Home Loan Bank ("FHLB") advances	1,072,611	848,636
Securities sold under agreements to repurchase with customers	60,567	73,148
Other borrowings	197,546	196,456
Advances by borrowers for taxes and insurance	23,031	22,407
Other liabilities	298,393	300,712
Total liabilities	11,718,490	11,876,308
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 57,370 shares issued at both December 31, 2024 and December 31, 2023	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,673,192 and 62,182,767 shares issued at December 31, 2024 and December 31, 2023, respectively; and 58,554,871 and 59,447,684 shares outstanding at December 31, 2024 and December 31, 2023, respectively	613	613
Additional paid-in capital	1,168,321	1,161,755
Retained earnings	641,727	592,542
Accumulated other comprehensive loss	(15,853)	(20,862)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(2,542)	(3,780)
Treasury stock, 4,118,321 and 2,735,083 shares at December 31, 2024 and December 31, 2023, respectively	(90,617)	(69,106)
OceanFirst Financial Corp. stockholders’ equity	1,701,650	1,661,163
Non-controlling interest	1,107	782
Total stockholders’ equity	1,702,757	1,661,945
Total liabilities and stockholders’ equity	$13,421,247	$13,538,253
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	For the Year Ended December 31,
	2024	2023	2022
Interest income:
Loans	$545,243	$521,865	$390,386
Debt securities	77,749	59,273	34,407
Equity investments and other	19,181	26,836	6,382
Total interest income	642,173	607,974	431,175
Interest expense:
Deposits	242,133	172,018	31,021
Borrowed funds	66,005	66,225	22,677
Total interest expense	308,138	238,243	53,698
Net interest income	334,035	369,731	377,477
Provision for credit losses	7,689	17,678	7,768
Net interest income after provision for credit losses	326,346	352,053	369,709
Other income:
Bankcard services revenue	6,197	5,912	9,219
Trust and asset management revenue	1,745	2,529	2,386
Fees and service charges	21,791	21,254	22,802
Net gain on sales of loans	2,358	428	358
Net gain (loss) on equity investments	4,225	(3,732)	9,685
Net (loss) gain from other real estate operations	(20)	—	48
Income from bank owned life insurance	7,905	5,280	6,578
Commercial loan swap income	879	741	7,065
Other	5,107	1,212	953
Total other income	50,187	33,624	59,094
Operating expenses:
Compensation and employee benefits	138,341	135,802	131,915
Occupancy	20,811	21,188	20,817
Equipment	4,250	4,650	4,987
Marketing	5,165	4,238	2,947
Federal deposit insurance and regulatory assessments	10,955	11,157	7,359
Data processing	24,280	24,835	23,095
Check card processing	4,412	4,640	4,971
Professional fees	9,483	18,297	12,993
Amortization of intangibles	3,333	3,984	4,718
Branch consolidation expense, net	—	70	713
Merger related expenses	1,779	22	2,735
Other operating expense	23,068	20,029	17,631
Total operating expenses	245,877	248,912	234,881
Income before provision for income taxes	130,656	136,765	193,922
Provision for income taxes	30,266	32,700	46,565
Net income	100,390	104,065	147,357
Net income attributable to non-controlling interest	325	36	754
Net income attributable to OceanFirst Financial Corp.	100,065	104,029	146,603
Dividends on preferred shares	4,016	4,016	4,016
Net income available to common stockholders	$96,049	$100,013	$142,587
Basic earnings per share	$1.65	$1.70	$2.43
Diluted earnings per share	$1.65	$1.70	$2.42
Average basic shares outstanding	58,296	58,948	58,730
Average diluted shares outstanding	58,297	58,957	58,878
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$100,390	$104,065	$147,357
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities (net of tax expense of $1,561 and $4,560 in 2024 and 2023, respectively, and tax benefit of $10,629 in 2022)	4,698	14,312	(33,402)
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $169, $213 and $242 in 2024, 2023, and 2022, respectively)	244	290	348
Unrealized loss on derivative hedges (net of tax benefit of $304, $257 and $8 in 2024, 2023 and 2022, respectively)	(956)	(808)	(25)
Reclassification adjustment for loss (gains) included in net income (net of tax expense of $326 and $423 in 2024 and 2023, respectively, and net of tax benefit of $26 in 2022)	1,023	1,326	(82)
Total other comprehensive income (loss), net of tax	5,009	15,120	(33,161)
Total comprehensive income	105,399	119,185	114,196
Less: comprehensive income attributable to non-controlling interest	325	36	754
Total comprehensive income attributable to OceanFirst Financial Corp.	105,074	119,149	113,442
Less: Dividends on preferred shares	4,016	4,016	4,016
Total comprehensive income available to common stockholders	$101,058	$115,133	$109,426

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
For the Years Ended December 31, 2024, 2023 and 2022

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2021	$1	$611	$1,146,781	$442,306	$(2,821)	$(8,615)	$(61,710)	$—	$1,516,553
Net income	—	—	—	146,603	—	—	—	754	147,357
Other comprehensive loss, net of tax	—	—	—	—	(33,161)	—	—	—	(33,161)
Stock compensation	—	—	6,638	—	—	—	—	—	6,638
Allocation of ESOP stock	—	—	82	—	—	2,424	—	—	2,506
Cash dividend – $0.74 per share	—	—	—	(43,495)	—	—	—	—	(43,495)
Exercise of stock options	—	1	1,320	(897)	—	—	—	—	424
Repurchase 373,223 shares of common stock	—	—	—	—	—	—	(7,396)		(7,396)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Acquisition of Trident Abstract Title Agency, LLC (“Trident”)	—	—	—	—	—	—	—	836	836
Distribution to non-controlling interest	—	—	—	6	—	—	—	(788)	(782)
Balance at December 31, 2022	1	612	1,154,821	540,507	(35,982)	(6,191)	(69,106)	802	1,585,464
Net income	—	—	—	104,029	—	—	—	36	104,065
Other comprehensive income, net of tax	—	—	—	—	15,120	—	—	—	15,120
Stock compensation	—	—	5,854	—	—	—	—	—	5,854
Allocation of ESOP stock	—	—	(341)	—	—	2,411	—	—	2,070
Cash dividend – $0.80 per share	—	—	—	(47,258)	—	—	—	—	(47,258)
Exercise of stock options	—	1	1,421	(720)	—	—	—	—	702
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at December 31, 2023	1	613	1,161,755	592,542	(20,862)	(3,780)	(69,106)	782	1,661,945
Net income	—	—	—	100,065	—	—	—	325	100,390
Other comprehensive income, net of tax	—	—	—	—	5,009	—	—	—	5,009
Stock compensation	—	—	6,084	—	—	—	—	—	6,084
Allocation of ESOP stock	—	—	(124)	—	—	1,238	—	—	1,114
Cash dividend – $0.80 per share	—	—	—	(46,864)	—	—	—	—	(46,864)
Exercise of stock options	—	—	571	—	—	—	—	—	571
Repurchase 1,383,238 shares of common stock	—	—	35	—	—	—	(21,511)	—	(21,476)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Balance at December 31, 2024	$1	$613	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$100,390	$104,065	$147,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	10,903	12,327	11,683
Allocation of ESOP stock	1,114	2,070	2,506
Stock compensation	6,084	5,854	6,638
Net excess tax expense on stock compensation	365	243	216
Amortization of intangibles	3,333	3,984	4,718
Net accretion of purchase accounting adjustments	(2,865)	(5,848)	(9,752)
Amortization of servicing asset	308	90	77
Net premium amortization in excess of discount accretion on securities	870	3,133	7,164
Net amortization of deferred costs on borrowings	626	598	548
Net amortization of deferred fees/costs and premiums/discounts on loans	(3,055)	(1,094)	1,129
Provision for credit losses	7,689	17,678	7,768
Net gain on sale of other real estate owned	—	—	(54)
Net write-down of fixed assets held-for-sale to net realizable value	—	459	1,482
Net gain on sale of fixed assets	(131)	(26)	(38)
Net (gain) loss on equity investments	(4,225)	3,732	(9,685)
Net gain on sales of loans	(2,358)	(428)	(358)
Net loss on sale of available-for-sale securities	106	697	—
Proceeds from sales of residential loans held for sale	270,171	58,495	12,616
Residential loans originated for sale	(283,858)	(62,543)	(13,158)
Increase in value of bank owned life insurance	(6,566)	(5,280)	(6,578)
Net (gain) loss on sale of assets held for sale	(855)	233	(1,959)
Decrease (increase) in interest and dividends receivable	5,960	(7,170)	(12,098)
Deferred tax (benefit) provision	(337)	3,151	1,777
(Increase) decrease in other assets	(3,364)	34,504	(80,233)
(Decrease) increase in other liabilities	(8,062)	(44,663)	178,684
Total adjustments	(8,147)	20,196	103,093
Net cash provided by operating activities	92,243	124,261	250,450
Cash flows from investing activities:
Net decrease (increase) in loans receivable	199,094	(243,545)	(1,126,997)
Purchases of loan pools	(84,464)	(35,904)	(171,623)
Discounts received (premiums paid) on purchased loan pools	8,397	(1,210)	(866)
Proceeds from sale of loans	—	—	13,388
Purchase of debt securities available-for-sale	(256,784)	(302,909)	(69,493)
Purchase of debt securities held-to-maturity	(6,971)	(65,567)	(249,751)
Purchase of equity investments	(3,082)	(7,661)	(9,366)
Proceeds from maturities and calls of debt securities available-for-sale	19,537	22,376	104,449
Proceeds from maturities and calls of debt securities held-to-maturity	22,217	19,425	30,241
Proceeds from sales of debt securities available-for-sale	7,121	1,300	30,257
Proceeds from sales of equity investments	22,782	4,822	19,234
Principal repayments on debt securities available-for-sale	162,329	926	—
Principal repayments on debt securities held-to-maturity	100,472	108,037	135,417
Proceeds from bank owned life insurance	2,856	385	4,182

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from investing activities (continued):
Proceeds from the redemption of restricted equity investments	81,199	128,964	234,627
Purchases of restricted equity investments	(96,067)	(113,447)	(290,710)
Proceeds from sales of other real estate owned	—	—	160
Proceeds from sales of assets held-for-sale	883	3,719	8,130
Purchases of premises and equipment	(7,567)	(7,708)	(16,107)
Proceeds from disposal of premises and equipment	3,380	—	—
Purchases of operating lease equipment	—	—	(4,789)
Net cash consideration (paid) received for acquisition	(68,932)	—	38,609
Net cash provided by (used in) investing activities	106,400	(487,997)	(1,321,008)
Cash flows from financing activities:
Net (decrease) increase in deposits	(366,502)	760,023	(56,963)
(Decrease) increase in short-term borrowings	(12,667)	3,950	(49,672)
Net proceeds (repayment) from FHLB advances	223,975	(362,530)	1,211,166
Repayments of other borrowings	—	—	(35,104)
Increase in advances by borrowers for taxes and insurance	624	1,002	1,100
Exercise of stock options	571	702	424
Payment of employee taxes withheld from stock awards	(2,391)	(2,350)	(1,502)
Purchase of treasury stock	(21,476)	—	(7,396)
Dividends paid	(50,880)	(51,274)	(47,511)
Distributions to non-controlling interest	—	(55)	(782)
Net cash (used in) provided by financing activities	(228,746)	349,468	1,013,760
Net decrease in cash and due from banks and restricted cash	(30,103)	(14,268)	(56,798)
Cash and due from banks and restricted cash at beginning of year	153,718	167,986	224,784
Cash and due from banks and restricted cash at end of year	$123,615	$153,718	$167,986
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$153,718	$167,946	$204,949
Restricted cash at beginning of year	—	40	19,835
Cash and due from banks and restricted cash at beginning of year	$153,718	$167,986	$224,784
Cash and due from banks at end of year	$123,615	$153,718	$167,946
Restricted cash at end of year	—	—	40
Cash and due from banks and restricted cash at end of year	$123,615	$153,718	$167,986
Cash paid during the year for:
Interest	$320,264	$225,405	$49,700
Income taxes	33,786	29,331	25,383
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	413	503	590
Net loan charge-offs (recoveries)	1,555	8,382	(340)
Transfer of premises and equipment to assets held-for-sale	—	1,302	2,776
Transfer of securities from held-to-maturity to available-for-sale	500	—	—
Transfer of loans receivable to loans held-for-sale	—	—	13,178
Settlement of preexisting loan receivable from Spring Garden	96,979	—	—

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Loans	$140,062	$—	$—
Other current assets	—	—	238
Premises and equipment	157	—	18
Right of use ("ROU") asset	—	—	779
Other real estate owned	1,666	—	—
Other assets	1,122	—	81
Goodwill and other intangible assets, net	23,662	—	5,827
Total non-cash assets acquired	$166,669	$—	$6,943
Liabilities assumed:
Lease liability	—	—	779
Other liabilities	4,033	—	43,937
Total lease and other liabilities	$4,033	$—	$44,716
Total liabilities assumed	$4,033	$—	$44,716
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of: OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; Spring Garden Capital Group, LLC (and it’s subsidiaries) (“Spring Garden”), and a majority controlling interest in Trident Abstract Title Agency, LLC (“Trident”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Business
The Bank provides a range of regional community banking services to retail and commercial customers through a network of branches and offices throughout New Jersey and in the major metropolitan areas between Massachusetts and Virginia. The Bank is subject to competition from other financial institutions and certain technology companies. It is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
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
Securities
Securities include debt securities held-to-maturity (“HTM”) and debt securities available-for-sale (“AFS”). Debt securities include U.S. government and agency obligations, state and municipal debt obligations, corporate debt securities, asset-backed securities, and mortgage-backed securities (“MBS”). Mortgage-backed securities include: agency residential and commercial mortgage-backed securities which are issued and guaranteed by one of the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), or the Small Business Administration (“SBA”); and non-agency commercial mortgage-backed securities.
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
Loans Held for Sale and Mortgage Servicing Rights
Loans held for sale are carried at the lower of unpaid principal balance, net, or estimated fair value on an aggregate basis. Estimated fair value is generally determined based on bid quotations from secondary markets. Any reduction in loans held for sale are recorded through net gain on sales of loans. Gains or losses recognized on sales to the secondary market are also recorded in net gain on sale of loans.

For certain mortgage loan sales, the Company will retain the contractual right to service those loans for a fee, and as such a mortgage servicing rights asset is recorded with a corresponding gain on sale. Mortgage servicing rights represent the fair value assigned to the rights in the contracts that obligate the Company to service the loans sold in exchange for a servicing fee. The assets are subsequently accounted for under the amortization method and are amortized over the estimated economic life of the related mortgage in proportion to the estimated expected future net servicing revenue generated from servicing the loan and are periodically evaluated for impairment. Servicing income and the related amortization of servicing rights are recorded in fees and other charges within non-interest income on the Consolidated Statement of Income. Mortgage servicing assets are included within other assets on the Consolidated Statements of Financial Condition.
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
Loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased with credit deterioration (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) modifications to borrowers experiencing financial difficulty; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that were current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses was made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no provision for credit losses recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.
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

Premises and Equipment
Land is carried at cost and premises and equipment, including land improvements and leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the estimated fair value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer software and equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building improvements: 10 years; leasehold improvements: the shorter of 10 years or lease term; buildings: 30 years; interactive teller machines (“ITM”): 7 years; automobiles: 3 years; solar power system: 25 years; and land improvements: the shorter of 15 years or term of lease (if applicable). Depreciable assets are placed in service when they are in a condition for use and available for their designated function. The Company has not developed any internal use software. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in branch consolidation expenses, other operating expense and other income.
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
Bank Owned Life Insurance (“BOLI”)
Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. Part of the Company’s BOLI is invested in a separate account insurance product, which is invested in a fixed income portfolio. The separate account includes stable value protection which maintains realizable value at book value with investment gains and losses amortized over future periods. Increases in cash surrender value are included in other non-interest income, while proceeds from death benefits are generally recorded as a reduction to the carrying value. When incurred, death benefits in excess of carrying value are recognized in other non-interest income.
Intangible Assets
Intangible assets resulting from acquisitions, under the acquisition method of accounting, consists of goodwill, customer relationship intangible, and core deposit intangibles. Customer relationship intangible asset represents the value associated with the business relationships which was acquired through Spring Garden acquisition. The core deposit intangible asset represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources. Both intangibles are recognized over is its estimated useful life and are included within amortization of intangibles within non-interest expense.
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. Goodwill with an indefinite useful life is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company prepares a qualitative assessment, and if necessary, a quantitative assessment, in determining whether goodwill may be impaired. The factors considered in the qualitative assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among other factors. Under a quantitative assessment, the Company will estimate the fair value of the Company through a combination of income and market approach valuation methodologies. The Company completes its annual goodwill impairment test as of August 31 and evaluates triggering events during interim periods, as applicable.

The Company completed its annual goodwill impairment test as of August 31, 2024. For the annual test, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty. To perform the quantitative assessment, the Company estimated the fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium. Management further supported the conclusions by assessing a combination of an income valuation methodology, comprising a discounted cash flow analysis and market valuation methodologies, comprising the guideline public company and guideline merged and acquired company methods.
The market capitalization method calculated the aggregate market value of the Company based on the total number of outstanding shares of common and preferred stock and the market prices of the shares as of the assessment date. The Company evaluated conditions that were unknown by the market as of the assessment date and how a market participant would evaluate an implied control premium for the Company. The implied control premium was supported using a discounted cash flow analysis that contemplated the present value of assumed market participant cost savings and synergies.
The discounted cash flow (“DCF”) estimated the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included loan and deposit growth, income on securities, forward interest rates, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.
The market approach for guideline public company method utilizes observable market data from comparable public companies, including price-to-tangible book value ratios, to estimate the Company’s fair value. This approach also incorporates a control premium to represent the Company’s expectation of a hypothetical acquisition. The market approach for guideline merged and acquired company method utilizes observable transactions of actual prices paid for target companies that operated in comparable industries or markets facing similar risks. Both methods of the market approach require judgment in the selection of comparable companies or comparable transactions and includes those with similar business activities, and related operating environments.
The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, which resulted in no impairment loss at August 31, 2024. The Company did not identify any triggering events between the annual assessment date and December 31, 2024.
Segment Reporting
The Company’s operations are solely in the financial services industry and provides a range of regional community banking services to retail and commercial customers. The Company operates throughout New Jersey and in the major metropolitan areas between Massachusetts and Virginia.
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”). The Company’s CODM is the Chairman and Chief Executive Officer. The CODM makes operating decisions and manages the activities of the business on a consolidated basis. Therefore, management concluded the Company has a single operating segment, and therefore one reportable segment.
Further, the CODM allocates resources and assesses performance based on an ongoing review of the Company’s consolidated financial results. Specifically, the CODM reviews net income, reported within the consolidated statements of income, along with information in consolidated statement of financial condition to decide whether to reinvest profits into the Company or other strategic investments. Refer to the Consolidated Statements of Financial Condition and Consolidated Statements of Income for net income and all significant expenses regularly provided to and reviewed by the CODM.
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

Stock-Based Compensation
The Company recognizes compensation expense related to stock options and awards, including market-based performance awards, over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by actual and estimated forfeitures. Certain performance-based stock awards and the associated compensation expense fluctuates based on the estimated probability of achievement of the Company-defined performance goals. The Company also recognizes compensation expense on phantom stock units, which are liability-classified time-based awards, over the requisite service period based on the Company’s grant date stock price and remeasured monthly.
Derivative Instruments
The Company accounts for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, which requires the Company to record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies for hedge accounting. For derivatives not designated as hedging instruments, changes in the fair value are recognized directly in earnings. For derivatives designated as hedging instruments, the accounting treatment is dependent upon the type of hedge. The Company only has a cash flow hedge.

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
Accounting Pronouncements Adopted in 2024
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, this update introduces new disclosure requirements to provide information about the contractual sales restriction including the nature and remaining duration of the restriction. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. The Company adopted this standard in 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
Note 2. Regulatory Matters
The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”) and the Bank is primarily subject to regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), as well as the FDIC as deposit insurer. The Company and the Bank are required by applicable regulations to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2024, the Company and the Bank were required to maintain a minimum ratio of Tier 1 capital to total average assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required 2.50% capital conservation buffer.
Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2024 and 2023, the Company and the Bank exceeded all regulatory capital requirements currently applicable.
The following is a summary of the Company’s and Bank’s regulatory capital amounts and ratios as of December 31, 2024 and 2023 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under Prompt Corrective Action
As of December 31, 2024	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,235,832	9.50%	$520,239	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,105,180	11.17	692,897	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,235,832	12.49	841,375	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,437,278	14.52	1,039,345	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,161,564	8.99%	$516,798	4.00%		$645,998	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,161,564	11.83	687,383	7.00	(1)	638,284	6.50
Tier 1 capital (to risk-weighted assets)	1,161,564	11.83	834,679	8.50	(1)	785,580	8.00
Total capital (to risk-weighted assets)	1,238,011	12.61	1,031,074	10.50	(1)	981,975	10.00
As of December 31, 2023
Company:
Tier 1 capital (to average assets)	$1,218,142	9.31%	$523,588	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,088,542	10.86	701,778	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,218,142	12.15	852,159	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,413,400	14.10	1,052,667	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,155,896	8.90%	$519,690	4.00%		$649,612	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,155,896	11.65	694,620	7.00	(1)	645,004	6.50
Tier 1 capital (to risk-weighted assets)	1,155,896	11.65	843,467	8.50	(1)	793,852	8.00
Total capital (to risk-weighted assets)	1,226,154	12.36	1,041,930	10.50	(1)	992,315	10.00
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

Note 3. Business Combinations
Merger Related Expenses
The Company incurred merger related expenses of $1.8 million, $22,000, and $2.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The following table summarizes the merger related expenses for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Data processing fees	$—	$10	$790
Professional fees	1,506	12	1,936
Other/miscellaneous fees	273	—	9
Merger related expenses	$1,779	$22	$2,735
Merger related expenses for 2024 primarily include expenses related to the acquisition of Spring Garden, which was completed on October 1, 2024. Merger related expenses for 2022 included expenses related to the terminated merger agreement with Partners Bancorp.
Spring Garden Acquisition
On October 1, 2024, the Company completed its acquisition of Spring Garden. The acquisition is complimentary to the Company’s existing products and will expand the Company’s specialty finance offerings. Total consideration paid was $162.7 million and goodwill from the transaction amounted to $17.2 million.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by the Company at the date of the acquisition for Spring Garden, net of total consideration paid (in thousands):

At October 1, 2024
Estimated Fair Value
Total consideration paid (1)	$162,704
Assets acquired:
Cash and cash equivalents	$68
Loans	140,062
Other real estate owned	1,666
Premises and equipment	157
Other assets	1,122
Customer relationship intangible	6,500
Total assets acquired	149,575
Liabilities assumed:
Other liabilities	4,033
Total liabilities assumed	4,033
Net assets acquired	$145,542
Goodwill recorded	$17,162
(1)Cash consideration paid was $68 million. The difference between the cash and total consideration paid includes adjustments for the settlement of pre-existing relationships.

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. While the calculation of goodwill is subject to change, the Company finalized its review of the acquired assets and liabilities and will not be recording any further adjustments to the carrying value.
Fair Value Measurement of Assets Acquired and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Spring Garden acquisition were as follows. Refer to Note 15 Fair Value Measurements, for a discussion of the fair value hierarchy.
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
To prepare the interest rate fair value analysis, market rates for similar loans were obtained from various external data sources and reviewed by the Company’s management for reasonableness. The weighted average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment.
The general credit fair value adjustment was calculated using expected lifetime losses and estimated fair value adjustments for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the loan portfolio amongst peer groups were deemed appropriate. The adjustment related to qualitative factors, if any, was impacted by general economic conditions.
To calculate the specific credit fair value adjustment, the Company identified loans that experienced more-than-insignificant deterioration in credit quality since origination. Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount which will be recognized over the life of the loans.
Customer Relationship Intangible
The customer relationship intangible asset represents the value associated with the commercial construction business that was acquired, which was valued using the multi-period excess earnings method under the income approach. The customer relationship intangible totaled $6.5 million, and is being amortized over its estimated useful life of approximately 7 years.
Intangibles
The estimated future amortization expense for core deposit intangible and customer relationship intangible over the next five years and thereafter are as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2025	$3,634
2026	3,269
2027	2,616
2028	1,600
2029	918
Thereafter	643
Total	$12,680

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at December 31, 2024 and 2023 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$62,396	$11	$(5,022)	$57,385	$—
Corporate debt securities	14,042	43	(762)	13,323	—
Asset-backed securities	197,116	235	(84)	197,267	—
Mortgage-backed securities:
Agency residential	465,108	1,256	(801)	465,563	—
Agency commercial	108,610	—	(14,648)	93,962	—
Total mortgage-backed securities	573,718	1,256	(15,449)	559,525	—
Total debt securities available-for-sale	$847,272	$1,545	$(21,317)	$827,500	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$201,369	$199	$(13,665)	$187,903	$(31)
Corporate debt securities	65,350	775	(1,416)	64,709	(734)
Mortgage-backed securities:
Agency residential	680,052	44	(73,110)	606,986	—
Agency commercial	79,925	1	(5,878)	74,048	—
Non-agency commercial	20,146	—	(875)	19,271	(202)
Total mortgage-backed securities	780,123	45	(79,863)	700,305	(202)
Total debt securities held-to-maturity	$1,046,842	$1,019	$(94,944)	$952,917	$(967)
Total debt securities	$1,894,114	$2,564	$(116,261)	$1,780,417	$(967)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$66,490	$—	$(5,796)	$60,694	$—
Corporate debt securities	10,096	11	(981)	9,126	—
Asset-backed securities	295,796	—	(4,252)	291,544	—
Mortgage-backed securities:
Agency residential	298,107	183	(97)	298,193	—
Agency commercial	109,590	—	(15,255)	94,335	—
Total mortgage-backed securities	407,697	183	(15,352)	392,528	—
Total debt securities available-for-sale	$780,079	$194	$(26,381)	$753,892	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$222,009	$251	$(14,550)	$207,710	$(39)
Corporate debt securities	69,809	391	(3,941)	66,259	(987)
Mortgage-backed securities:
Agency residential	765,632	901	(70,040)	696,493	—
Agency commercial	82,734	10	(3,678)	79,066	—
Non-agency commercial	20,684	—	(1,774)	18,910	(107)
Total mortgage-backed securities	869,050	911	(75,492)	794,469	(107)
Total debt securities held-to-maturity	$1,160,868	$1,553	$(93,983)	$1,068,438	$(1,133)
Total debt securities	$1,940,947	$1,747	$(120,364)	$1,822,330	$(1,133)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the years ended December 31, 2024 and 2023 (in thousands):

	For the Years Ended,
	2024	2023
Allowance for securities credit losses
Beginning balance	$(1,133)	$(1,128)
Benefit (provision) for credit losses	166	(5)
Total ending allowance balance	$(967)	$(1,133)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at December 31, 2024, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of December 31, 2024
State and municipal debt obligations	$200,533	$836	$201,369
Corporate debt securities	51,525	13,825	65,350
Non-agency commercial MBS	20,146	—	20,146
Total debt securities held-to-maturity	$272,204	$14,661	$286,865
There were $156,000, $697,000 and $108,000 of realized losses on sale of debt securities available-for-sale for the years ended December 31, 2024, 2023 and 2022 respectively. The realized losses on debt securities is presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at December 31, 2024 by contractual maturity are shown below (in thousands):

At December 31, 2024	Amortized Cost	Estimated Fair Value
Less than one year	$40,608	$40,314
Due after one year through five years	175,759	166,437
Due after five years through ten years	213,825	209,342
Due after ten years	110,081	104,494
	$540,273	$520,587
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2024, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $78.8 million, $56.1 million, and $197.1 million, respectively, and an estimated fair value of $77.5 million, $54.8 million, and $197.3 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2024 and December 31, 2023, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$3,221	$—	$49,538	$(5,022)	$52,759	$(5,022)
Corporate debt securities	4,793	(55)	6,029	(707)	10,822	(762)
Asset-backed securities	31,588	(21)	59,148	(63)	90,736	(84)
MBS:
Agency residential	202,961	(801)	—	—	202,961	(801)
Agency commercial	—	—	93,962	(14,648)	93,962	(14,648)
Total MBS	202,961	(801)	93,962	(14,648)	296,923	(15,449)
Total debt securities available-for-sale	242,563	(877)	208,677	(20,440)	451,240	(21,317)
Debt securities held-to-maturity:
State and municipal debt obligations	7,098	(176)	169,434	(13,489)	176,532	(13,665)
Corporate debt securities	1,247	(219)	25,518	(1,197)	26,765	(1,416)
MBS:
Agency residential	114,557	(1,647)	479,847	(71,463)	594,404	(73,110)
Agency commercial	3,894	(20)	69,912	(5,858)	73,806	(5,878)
Non-agency commercial	—	—	19,271	(875)	19,271	(875)
Total MBS	118,451	(1,667)	569,030	(78,196)	687,481	(79,863)
Total debt securities held-to-maturity	126,796	(2,062)	763,982	(92,882)	890,778	(94,944)
Total debt securities	$369,359	$(2,939)	$972,659	$(113,322)	$1,342,018	$(116,261)
At December 31, 2023
Debt securities available-for-sale:
U.S. government and agency obligations	$833	$(2)	$59,861	$(5,794)	$60,694	$(5,796)
Corporate debt securities	1,543	(165)	6,116	(816)	7,659	(981)
Asset-backed securities	—	—	291,544	(4,252)	291,544	(4,252)
MBS:
Agency residential	169,000	(97)	—	—	169,000	(97)
Agency commercial	—	—	94,335	(15,255)	94,335	(15,255)
Total MBS	169,000	(97)	94,335	(15,255)	263,335	(15,352)
Total debt securities available-for-sale	171,376	(264)	451,856	(26,117)	623,232	(26,381)
Debt securities held-to-maturity:
State and municipal debt obligations	6,671	(23)	191,511	(14,527)	198,182	(14,550)
Corporate debt securities	3,084	(473)	58,386	(3,468)	61,470	(3,941)
MBS:
Agency residential	95,776	(693)	525,751	(69,347)	621,527	(70,040)
Agency commercial	18,902	(370)	55,051	(3,308)	73,953	(3,678)
Non-agency commercial	—	—	18,910	(1,774)	18,910	(1,774)
Total MBS	114,678	(1,063)	599,712	(74,429)	714,390	(75,492)
Total debt securities held-to-maturity	124,433	(1,559)	849,609	(92,424)	974,042	(93,983)
Total debt securities	$295,809	$(1,823)	$1,301,465	$(118,541)	$1,597,274	$(120,364)

The Company concluded that no debt securities were impaired at December 31, 2024 based on consideration of several factors. The Company noted that each issuer made all the contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.
Equity Investments
At December 31, 2024 and 2023, the Company held equity investments of $84.1 million and $100.2 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the year ended December 31, 2024, 2023 and 2022 are shown in the table below (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net gain (loss) on equity investments	$4,225	$(3,732)	$9,685
Less: Net (losses) gains recognized on equity investments sold	(49)	(5,462)	1,351
Unrealized gains recognized on equity investments still held	$4,274	$1,730	$8,334

Note 5. Loans Receivable, Net
Loans receivable, net at December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Commercial:
Commercial real estate - investor	$5,287,683	$5,353,974
Commercial real estate - owner occupied	902,219	943,891
Commercial and industrial	647,945	666,532
Total commercial	6,837,847	6,964,397
Consumer:
Residential real estate	3,049,763	2,979,534
Home equity loans and lines and other consumer (“other consumer”)	230,462	250,664
Total consumer	3,280,225	3,230,198
Total loans receivable	10,118,072	10,194,595
Deferred origination costs, net of fees	10,964	9,263
Allowance for loan credit losses	(73,607)	(67,137)
Total loans receivable, net	$10,055,429	$10,136,721
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
The following tables summarize total loans by year of origination, internally assigned credit grades, and risk characteristics (in thousands):

	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Total
December 31, 2024
Commercial real estate - investor
Pass	$75,225	$140,863	$1,142,790	$1,290,047	$510,906	$1,264,536	$750,607	$5,174,974
Special Mention	15	—	21,285	—	—	18,225	4,477	44,002
Substandard	95	8	3,784	—	6,111	44,636	14,073	68,707
Total commercial real estate - investor	75,335	140,871	1,167,859	1,290,047	517,017	1,327,397	769,157	5,287,683
Commercial real estate - owner occupied
Pass	82,104	62,799	140,578	90,720	40,746	442,685	31,776	891,408
Special Mention	—	—	—	—	—	2,918	—	2,918
Substandard	—	—	—	—	256	7,503	134	7,893
Total commercial real estate - owner occupied	82,104	62,799	140,578	90,720	41,002	453,106	31,910	902,219
Commercial and industrial
Pass	81,867	30,084	35,469	14,276	3,873	180,695	278,217	624,481
Special Mention	—	4,735	—	—	235	16	96	5,082
Substandard	—	4,326	1,019	749	—	256	12,032	18,382
Total commercial and industrial	81,867	39,145	36,488	15,025	4,108	180,967	290,345	647,945
Residential real estate (1)
Pass	277,009	270,225	547,093	796,790	366,649	783,204	—	3,040,970
Special Mention	—	92	224	449	—	1,476	—	2,241
Substandard	215	415	1,583	445	—	3,894	—	6,552
Total residential real estate	277,224	270,732	548,900	797,684	366,649	788,574	—	3,049,763
Other consumer (1)
Pass	27,316	27,596	17,029	16,511	10,694	107,045	21,991	228,182
Special Mention	—	—	—	62	—	219	—	281
Substandard	—	97	18	343	—	1,541	—	1,999
Total other consumer	27,316	27,693	17,047	16,916	10,694	108,805	21,991	230,462
Total loans	$543,846	$541,240	$1,910,872	$2,210,392	$939,470	$2,858,849	$1,113,403	$10,118,072
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

An analysis of the allowance for credit losses on loans for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Commercial Real Estate - Investor	Commercial Real Estate - Owner Occupied	Commercial and Industrial	Residential Real Estate	Other Consumer	Total
For the Year Ended December 31, 2024
Allowance for credit losses on loans
Balance at beginning of year	$27,899	$4,354	$6,867	$27,029	$988	$67,137
Initial allowance on acquired loans from Spring Garden	2,547	—	—	—	—	2,547
Provision (benefit) for credit losses	1,774	(569)	3,586	428	259	5,478
Charge-offs	(1,659)	—	—	(76)	(485)	(2,220)
Recoveries	219	32	18	206	190	665
Balance at end of year	$30,780	$3,817	$10,471	$27,587	$952	$73,607
For the Year Ended December 31, 2023
Allowance for credit losses on loans
Balance at beginning of year	$21,070	$4,423	$5,695	$24,530	$1,106	$56,824
Provision (benefit) for credit losses	15,173	(77)	1,276	2,456	(133)	18,695
Charge-offs	(8,350)	(6)	(129)	—	(208)	(8,693)
Recoveries	6	14	25	43	223	311
Balance at end of year	$27,899	$4,354	$6,867	$27,029	$988	$67,137

The following tables summarize gross charge-offs by vintage (in thousands):

	2023	2022	2021	2019 and prior	Total
For the Year Ended December 31, 2024
Commercial real estate – investor (1)	$—	$(13)	$(46)	$(1,600)	$(1,659)
Residential real estate	(33)	(41)	—	(2)	(76)
Other consumer	—	—	—	(485)	(485)
Total charge-offs	$(33)	$(54)	$(46)	$(2,087)	$(2,220)

	2019	2018 and prior	Total
For the Year Ended December 31, 2023
Commercial real estate – investor (1)	$(8,350)	$—	$(8,350)
Commercial real estate – owner occupied	—	(6)	(6)
Commercial and industrial	—	(129)	(129)
Other consumer	—	(208)	(208)
Total charge-offs	$(8,350)	$(343)	$(8,693)
(1) Gross charge-offs of $1.7 million and $8.4 million primarily related to a single commercial relationship which had partial charge-offs during the year ended December 31, 2024 and 2023, respectively. This was resolved via sale of collateral during 2024.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At December 31, 2024 and 2023, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $11.8 million and $15.2 million, respectively, commercial real estate - owner occupied of $4.8 million and $352,000, respectively, and commercial and industrial of $32,000 and $304,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $8.6 million and $2.6 million at December 31, 2024 and 2023, respectively.

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Commercial real estate – investor (1) (2)	$17,000	$20,820
Commercial real estate – owner occupied	4,787	351
Commercial and industrial	32	304
Residential real estate	10,644	5,542
Other consumer	3,064	2,531
	$35,527	$29,548
(1) December 31, 2024 includes the addition of $4.8 million non-accrual loans related to the acquisition of Spring Garden.
(2) December 31, 2023 includes the exposure of $8.4 million of the single commercial real estate relationship resolved during 2024.
At December 31, 2024 and 2023, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At December 31, 2024 and 2023, there were no loans that were past due 90 days or greater and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2024 and 2023 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2024
Commercial real estate – investor (1)	$4,624	$8,880	$10,877	$24,381	$5,263,302	$5,287,683
Commercial real estate – owner occupied	941	—	1,392	2,333	899,886	902,219
Commercial and industrial	3	—	16	19	647,926	647,945
Residential real estate	18,518	2,242	6,551	27,311	3,022,452	3,049,763
Other consumer	1,060	282	1,999	3,341	227,121	230,462
	$25,146	$11,404	$20,835	$57,385	$10,060,687	$10,118,072
December 31, 2023
Commercial real estate – investor (2)	$978	$684	$15,201	$16,863	$5,337,111	$5,353,974
Commercial real estate – owner occupied	335	352	293	980	942,911	943,891
Commercial and industrial	163	—	145	308	666,224	666,532
Residential real estate	14,858	402	3,411	18,671	2,960,863	2,979,534
Other consumer	872	558	1,836	3,266	247,398	250,664
	$17,206	$1,996	$20,886	$40,088	$10,154,507	$10,194,595
(1) December 31, 2024 includes the addition of $7.4 million past due loans related to the acquisition of Spring Garden.
(2) December 31, 2023 includes the exposure of $8.4 million of the single commercial real estate relationship resolved during 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 on January 1, 2023. Since adoption, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of December 31, 2024 and 2023, loans with modifications to borrowers experiencing financial difficulty totaled $30.9 million and $8.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of December 31, 2024 or December 31, 2023.

The following table presents loans modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023 (in thousands):

	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Combination of Term Extension, Interest Rate Reduction and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the Year Ended December 31, 2024
Commercial real estate – investor	$—	$4,858	$7,000	$5,685	$1,604	$19,147	0.36%
Commercial real estate – owner occupied	—	—	—	2,822	—	2,822	0.31
Residential real estate	128	—	—	—	—	128	—
Other consumer	—	—	146	—	—	146	0.06
	$128	$4,858	$7,146	$8,507	$1,604	$22,243	0.22%
For the Year Ended December 31, 2023
Commercial real estate – investor	$—	$—	$7,759	$—	$—	$7,759	0.14%
Residential real estate	715	—	—	—	—	715	0.02
Other consumer	275	—	196	—	—	471	0.19
	$990	$—	$7,955	$—	$—	$8,945	0.09%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and since adoption of the standard for December 31, 2023 (in thousands):

	Current	60 - 89 Days Past Due	90 Days or Greater Past Due		Total
December 31, 2024
Commercial real estate – investor	$19,147	$—	$—		$19,147
Commercial real estate – owner occupied	2,822	—	—		2,822
Residential real estate	—	—	128	(1)	128
Other consumer	—	—	146	(1)	146
	$21,969	$—	$274		$22,243
December 31, 2023
Commercial real estate – investor	$7,759	$—	$—		$7,759
Residential real estate	419	156	140	(2)	715
Other consumer	471	—	—		471
	$8,649	$156	$140		$8,945
(1) Represents one residential loan and one other consumer loan that defaulted during the year ended December 31, 2024, which had been modified within the last 12 months.
(2) Represents one residential loan that defaulted during the year ended December 31, 2023, which had been modified since the adoption of the standard.

Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31,
	2024	2023
Loans receivable	$37,836	$40,985
Debt securities	7,349	9,829
Equity investments and other (1)	729	1,060
Total interest and dividends receivable	$45,914	$51,874
(1)Dividend income is included within equity investments and other on the Consolidated Statements of Income.
Note 7. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation and amortization expense at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31,
	2024	2023
Land	$16,605	$16,387
Buildings and improvements	133,312	132,048
Leasehold improvements	7,074	6,547
Furniture and equipment	37,079	35,835
Capitalized software	8,722	8,348
Finance lease	1,272	3,339
Other	3,376	3,286
Total	207,440	205,790
Accumulated depreciation and amortization	(92,184)	(84,418)
Total premises and equipment, net	$115,256	$121,372
Depreciation and amortization expense amounted to $10.9 million for the year ended December 31, 2024 and $11.5 million for both years ended December 31, 2023 and 2022. Depreciation and amortization expense is presented within occupancy, equipment, and data processing expenses of the Consolidated Statements of Income.
Note 8. Deposits
The major types of deposits at December 31, 2024 and 2023 were as follows (dollars in thousands):

	December 31,
	2024		2023
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing	$1,617,182	—%	$1,657,119	—%
Interest-bearing checking	4,000,553	2.11	3,911,766	2.02
Money market deposit	1,301,197	3.00	1,021,805	3.18
Savings	1,066,438	0.72	1,398,837	1.36
Time deposits	2,080,972	4.18	2,445,422	4.12
Total deposits	$10,066,342	2.17%	$10,434,949	2.21%
Accrued interest payable related to deposits was $1.2 million and $14.5 million at December 31, 2024 and 2023, respectively. Time deposits included $457.2 million and $412.0 million in deposits of $250,000 or more at December 31, 2024 and 2023, respectively. Time deposits also include brokered deposits of $74.7 million and $631.5 million at December 31, 2024 and 2023, respectively.

Time deposits at December 31, 2024 mature as follows (in thousands):

For the Year Ending December 31,	Time Deposit Maturities
2025	$2,018,607
2026	35,689
2027	16,294
2028	5,872
2029	3,765
Thereafter	745
Total	$2,080,972
Interest expense on deposits for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest-bearing checking	$86,320	$52,898	$11,344
Money market deposit	41,948	18,656	2,234
Savings	11,422	9,227	758
Time deposits	102,443	91,237	16,685
Total interest expense on deposits	$242,133	$172,018	$31,021

Note 9. Borrowed Funds
Borrowed funds are summarized as follows (dollars in thousands):

	December 31,
	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB advances	$1,072,611	4.62%	$848,636	5.01%
Securities sold under agreements to repurchase with customers	60,567	2.29	73,148	2.10
Other borrowings	197,546	5.96	196,456	6.25
Total borrowed funds	$1,330,724	4.71%	$1,118,240	5.04%
At December 31, 2024, there were $1.07 billion of FHLB term advances as compared to $848.6 million at December 31, 2023. There were no overnight borrowings from the FHLB for both December 31, 2024 and 2023.
FHLB advances and repurchase agreements had contractual maturities at December 31, 2024 as follows (in thousands):

	FHLB Advances	Repurchase Agreements
For the Year Ended December 31,
2025	$447,110	$60,567
2026	425,000	—
2027	200,501	—
Total	$1,072,611	$60,567

The other borrowings at December 31, 2024 included the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Interest Rate		Maturity
Subordinated debt	$125,000	$124,761	5.701%	(1)	May 15, 2030
Trust preferred	10,000	8,419	3 month SOFR plus 2.51%	(2)	December 15, 2034
Trust preferred	30,000	24,303	3 month SOFR plus 1.61%	(2)	March 15, 2036
Trust preferred	5,000	5,000	3 month SOFR plus 1.91%	(2)	August 1, 2036
Trust preferred	7,500	7,500	3 month SOFR plus 1.92%	(2)	November 1, 2036
Trust preferred	10,000	8,128	3 month SOFR plus 1.79%	(2)	June 30, 2037
Trust preferred	10,000	10,000	3 month SOFR plus 2.01%	(2)	September 1, 2037
Trust preferred	10,000	8,014	3 month SOFR plus 1.65%	(2)	October 1, 2037
Finance lease	1,421	1,421	5.625%		July 31, 2029
Total	$208,921	$197,546
(1)Adjusts to a floating rate of 5.095% over 3 month Secured Overnight Financing Rate (“SOFR”) on May 15, 2025.
(2)All trust preferred debts carry interest rates which adjust to a spread over SOFR. The 3-month tenor increased 0.26% related to the conversion from London Inter-Bank Offered Rate (“LIBOR”) to SOFR.
All of the trust preferred debt is currently callable.
Interest expense on borrowings for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
FHLB advances	$35,686	$46,000	$10,365
Securities sold under agreements to repurchase with customers	1,893	931	159
Other borrowings	28,426	19,294	12,153
Total interest expense on borrowings	$66,005	$66,225	$22,677
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt Securities	Total
December 31, 2024
FHLB and FRB	$7,427,247	$984,515	$8,411,762
Repurchase agreements	—	85,529	85,529
Total pledged assets	$7,427,247	$1,070,044	$8,497,291
December 31, 2023
FHLB and FRB	$7,255,671	$1,051,558	$8,307,229
Repurchase agreements	—	103,416	103,416
Total pledged assets	$7,255,671	$1,154,974	$8,410,645
The securities that collateralize the repurchase agreements are delivered to the lender, with whom each transaction is executed, to a third-party custodian, or held at the Company. The lender agrees to resell to the Company substantially the same securities at the maturity of the repurchase agreements.

Note 10. Income Taxes
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Current
Federal	$23,315	$20,894	$32,981
State	7,288	8,655	11,807
Total current	30,603	29,549	44,788
Deferred
Federal	214	4,250	2,231
State	(551)	(1,099)	(454)
Total deferred	(337)	3,151	1,777
Total provision for income taxes	$30,266	$32,700	$46,565
Included in other comprehensive income was the income tax impact attributable to the unrealized gain/loss on debt securities, accretion of unrealized losses on debt securities reclassified to held-to-maturity, unrealized loss on derivative hedges and the related reclassification adjustments included in net income. These items resulted in a tax expense of $1.8 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively, and a tax benefit of $10.4 million for the year ended December 31, 2022.
The income tax provision reconciled to the income taxes that would have been computed at the statutory federal rate for the years ended December 31, 2024, 2023 and 2022 is as follows (dollars in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Income before provision for income taxes	$130,656	$136,765	$193,922
Federal income tax, at statutory rates	21.0%	21.0%	21.0%
Computed “expected” federal income tax expense	$27,438	$28,721	$40,724
Increase (decrease) in federal income tax expense resulting from
State income taxes, net of federal benefit	5,518	5,979	8,927
Earnings on BOLI	(1,660)	(1,109)	(1,381)
Tax exempt interest	(547)	(606)	(786)
Merger related expenses	—	—	90
Stock compensation	391	(298)	26
Alternative minimum tax write-off	1,196	—	—
Research and development and other credits	(735)	(557)	(471)
Dividends received deduction	(322)	(368)	(371)
Other items, net	(1,013)	938	(193)
Total provision for income taxes	$30,266	$32,700	$46,565

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented in the following table (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses on loans and debt securities HTM	$18,981	$16,951
Other reserves	2,790	2,482
Incentive compensation	4,345	3,871
Deferred compensation	338	370
Stock plans	2,239	2,474
Unrealized losses on assets held-for-sale	347	392
Unrealized losses on AFS securities	5,346	7,274
Net operating loss carryforwards related to acquisition	19,053	21,077
Section 174 capitalized costs	5,457	3,737
Federal and state alternative minimum tax	—	1,196
Other, net	866	653
Total gross deferred tax assets	59,762	60,477
Deferred tax liabilities:
Unrealized gain on equity securities	(4,568)	(3,386)
Premises and equipment	(3,104)	(4,891)
Deferred loan and commitment costs, net	(2,814)	(2,317)
Purchase accounting related adjustments	(1,698)	(1,716)
Investments, discount accretion	(185)	(73)
Other, net	(402)	—
Total gross deferred tax liabilities	(12,771)	(12,383)
Net deferred tax assets	$46,991	$48,094
The Company has federal net operating losses from the acquisitions of Colonial American Bank (“Colonial American”) and Sun Bancorp, Inc. (“Sun”). At December 31, 2024 and 2023, the net operating losses from Colonial American were $3.3 million and $3.6 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $22,000, and will expire between 2029 and 2034. At December 31, 2024 and 2023, the net operating losses from Sun were $87.5 million and $96.8 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $9.3 million. These net operating losses will expire between 2029 and 2036.
At December 31, 2024 and 2023, the Company had $0 and $1.2 million, respectively, of Alternative Minimum Tax credits that were part of the Sun acquisition. These credits are subject to the same Code Section 382 limitation as indicated above but do not expire. During 2024, the Company wrote off the remaining tax credits of $1.2 million.
At December 31, 2024, 2023 and 2022, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2024 included approximately $10.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.
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

As of December 31, 2024, the Company is not under examination in connection to any tax years. The tax years that remain subject to examination by the federal government and most state or city tax authorities include the tax years 2021 and forward.
The Company incurred income tax expense of $1.8 million recognized in other comprehensive income related to Tax Reform in 2018. These amounts have been reported as separate components of accumulated other comprehensive income and reclassified and recognized as a net tax benefit in the periods in which the underlying transactions are settled through continuing operations. The amount included in accumulated other comprehensive income at December 31, 2024, subject to reclassification, was $295,000.
There were no unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022.
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
Over the years, the ESOP has borrowed from the Company to purchase shares of common stock. During 2024, the ESOP had one outstanding loan agreement with the Bank (“the 2018 loan”), while during 2023 the ESOP had two outstanding loan agreements with the Bank (“the 2018 loan” and “the 2021 loan”).
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
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2024 and 2023, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loans, totaled $1.5 million and $2.7 million, respectively. During 2024 and 2023, $158,000 and $254,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2024 and 2023, the loan had an outstanding balance of $2.9 million and $4.2 million, respectively, and the ESOP had unallocated shares of 131,672 and 197,588, respectively. At December 31, 2024, the unallocated shares had a fair value of $2.4 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.
For the year ended December 31, 2024 and 2023, the Bank recorded compensation expense related to the ESOP of $1.1 million and $2.1 million, respectively, which included $124,000 and $341,000 related to a decrease in compensation to reflect the decrease in the average fair value of shares committed to be released and allocated shares below the Bank’s cost. For the year ended December 31, 2022, the Bank recorded compensation expense related to the ESOP of $2.5 million, which included $82,000 of additional compensation expense to reflect the increase in the average fair value of shares committed to be released and allocated shares in excess of the Bank’s cost. As of December 31, 2024, 2,885,479 shares had been allocated to participants and 65,916 shares were committed to be released for services rendered in 2024.
Note 12. Long-Term Incentive Plans
The Company offers long-term incentive plans that provide for the granting of stock awards (both time-vested and performance-based) and stock options, as well as phantom stock units. The Company has established these plans to attract and retain qualified personnel in key positions, provide officers, employees, and non-employee directors with a proprietary interest in the Company as an incentive to contribute to the success of the Company, align the interests of management with those of other stockholders and reward employees for outstanding performance. Equity awards are discretionary and are targeted to a broad range of employees, including those in leadership roles, revenue generators, key contributors, and high-potential individuals who have contributed to the Company’s long-term strategic objectives.

Overview of Incentive Plans
The OceanFirst Financial Corp. 2020 Stock Incentive Plan, which also authorized the granting of stock options or awards of common stock, was approved by stockholders in 2020. This plan was subsequently amended in 2021 to increase the number of shares authorized for issuance through equity awards.
The following table presents the amount of the plan’s authorized shares and those that remain available for issuance as of December 31, 2024. The Plan allowed the Company to authorize shares subject to options or, in lieu of options, shares in the form of stock awards.

	Authorized Awards			Authorized but Not Issued
	Stock Options	or	Stock Awards	Stock Options	or	Stock Awards
2020 Plan	6,950,000		2,780,000	2,734,577		1,093,830
Stock Awards
The Company grants time-based and performance-based restricted stock awards. Time-based awards vest ratably, and generally have a three- to five-year vesting period. Performance-based stock awards, which are granted to certain senior executives and senior management employees, vest based on the estimated probability of achievement of defined tiered performance goals or include market-based conditions. Performance-based stock awards have tiered performance goals for each metric and are aligned with corresponding tiered vesting values. Performance-based stock awards have been set using financial data from the applicable strategic plan as approved by the Board, or based on financial metrics relative to the peer index.
The Company granted performance-based stock awards in 2024, 2023 and 2022. The 2024 performance-based stock awards were issued with a three year cliff vesting schedule or vest ratably over a four year period. The 2023 and 2022 performance-based stock awards were issued with a three year cliff vesting schedule.
Certain 2024, 2023 and 2022 performance-based stock awards include a market-based condition. The fair value of these awards were estimated through the use of the Monte Carlo valuation model at the time of grant, applying the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.47%	4.56%	1.36%
Expected performance period	2.8 years	2.8 years	2.9 years
Expected volatility	34.00%	35.80%	41.10%
The risk-free interest rate is based on the U.S Treasury rate, with a term equal to the expected performance period. The expected performance period reflects the remaining term of the awards’ performance period. Expected volatility is based on actual historical results.
A summary of the granted but unvested stock award activity, which included both time- and performance-based stock awards, for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	814,489	$21.73	835,340	$21.84	778,971	$22.30
Granted	554,081	15.35	322,425	22.14	279,750	21.47
Vested	(200,254)	22.41	(228,370)	22.55	(190,094)	23.14
Forfeited	(96,781)	21.93	(114,906)	22.07	(33,287)	22.17
Outstanding at end of year	1,071,535	$18.29	814,489	$21.73	835,340	$21.84

Stock Options
The Company’s stock options expire 10 years from the date of grant and generally vest at a rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the grant date. The Company typically issues treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company did not grant stock options for the years ended December 31, 2024, 2023 or 2022, and has not granted stock options since 2020.
A summary of option activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,969,439	$22.42	2,210,684	$21.66	2,458,255	$21.02
Exercised	(33,125)	17.24	(195,684)	14.59	(217,038)	14.17
Forfeited	(15,358)	20.44	(15,358)	20.44	—	—
Expired	(291,354)	20.74	(30,203)	18.32	(30,533)	23.68
Outstanding at end of year	1,629,602	$22.85	1,969,439	$22.42	2,210,684	$21.66
Options exercisable	1,528,067	$23.01	1,663,506	$22.58	1,645,901	$21.57
The aggregate intrinsic value for both stock options outstanding and stock options exercisable at December 31, 2024 was $253,000. The weighted average remaining contractual life of stock options outstanding and stock options exercisable at December 31, 2024 was 3.26 years and 3.13 years, respectively.
Phantom Stock Units
In 2022, the Company also established the OceanFirst Bank Phantom Equity Plan to issue phantom stock units to select senior management employees. The phantom stock units are liability-classified time-based awards, which vest ratably over a three- to five-year period. The fair value is determined based on the Company’s stock price at the grant date and remeasured monthly. The phantom stock units are settled in cash when they vest.
Compensation Expense
The compensation expense for stock awards, stock options and phantom stock units were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Stock awards	$5,724	$5,154	$5,698
Stock options	360	700	940
Phantom stock units	1,707	1,092	554
Total	$7,791	$6,946	$7,192
At December 31, 2024, the Company had an estimated $12.5 million of unrecognized compensation costs related to non-vested stock awards, stock options, and phantom stock units. This cost will be recognized over the remaining vesting period of 1.84 years.
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

At December 31, 2024, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2024
Unused consumer and residential construction loan lines of credit (primarily floating-rate)	$310,798
Unused commercial and commercial construction loan lines of credit (primarily floating-rate)	1,061,313
Other commitments to extend credit:
Fixed-rate	101,058
Adjustable-rate	15,856
Floating-rate	189,745
The Company’s fixed-rate loan commitments generally expire within 90 days of issuance and carried interest rates ranging from 5.00% to 9.88% at December 31, 2024.
At December 31, 2024, the Company had $6.3 million of unfunded capital commitments related to investment funds.
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
At December 31, 2024, the Company is obligated under noncancelable operating leases and rental agreements for premises and equipment. Rental and lease expense under these leases were $5.8 million, $5.7 million, and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 17 Leases for the projected minimum lease commitments as of December 31, 2024.
The Company grants residential real estate and first mortgage commercial real estate loans to borrowers primarily located throughout New Jersey and in the major metropolitan areas between Massachusetts and Virginia. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial real estate loans to become inadequately collateralized, which would expose the Company to a greater risk of loss.
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

Note 14. Earnings Per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Weighted average shares outstanding	58,704	59,399	59,219
Less: Unallocated ESOP shares	(164)	(257)	(378)
Unallocated incentive award shares	(244)	(194)	(111)
Average basic shares outstanding	58,296	58,948	58,730
Add: Effect of dilutive securities:
Incentive awards	1	9	148
Average diluted shares outstanding	58,297	58,957	58,878
For the years ended December 31, 2024, 2023 and 2022, antidilutive stock options of 1,755,000, 1,775,000, and 1,544,000, respectively, were excluded from the earnings per share calculation.
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

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$827,500	$49,466	$778,034	$—
Equity investments	40,447	—	40,447	—
Interest rate derivative asset	91,352	—	91,352	—
Interest rate derivative liability	(91,483)	—	(91,483)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	43,657	—	—	39,676
Other real estate owned	1,811	—	—	1,811
Loans measured for impairment based on the fair value of the underlying collateral (3)	25,148	—	—	25,148
December 31, 2023
Items measured on a recurring basis:
Debt securities available-for-sale	$753,892	$43,036	$710,856	$—
Equity investments	53,166	—	53,166	—
Interest rate derivative asset	87,776	—	87,776	—
Interest rate derivative liability	(87,848)	—	(87,848)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,997	—	—	43,576
Loans measured for impairment based on the fair value of the underlying collateral (3)	18,509	—	—	18,509
(1) As of December 31, 2024 and 2023, equity investments included $39.7 million and $43.6 million, respectively, of equity investments measured under the measurement alternative. There were no unrealized gains or losses for the years ended December 31, 2024 and 2023.
(2) As of December 31, 2024 and 2023, equity investments included $4.0 million and $3.4 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the year ended December 31, 2024 and 2023.
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

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of December 31, 2024 and 2023 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2024
Financial Assets:
Cash and due from banks	$123,615	$123,615	$—	$—
Debt securities held-to-maturity	1,045,875	—	952,917	—
Restricted equity investments	108,634	—	—	108,634
Loans receivable, net and loans held-for-sale	10,076,640	—	—	9,551,156
Financial Liabilities:
Deposits other than time deposits (1)	7,985,370	—	7,985,370	—
Time deposits	2,080,972	—	2,074,698	—
FHLB advances and other borrowings	1,270,157	—	1,264,260	—
Securities sold under agreements to repurchase with customers	60,567	60,567	—	—
December 31, 2023
Financial Assets:
Cash and due from banks	$153,718	$153,718	$—	$—
Debt securities held-to-maturity	1,159,735	—	1,068,438	—
Restricted equity investments	93,766	—	—	93,766
Loans receivable, net and loans held-for-sale	10,141,887	—	—	9,606,498
Financial Liabilities:
Deposits other than time deposits (1)	7,989,527	—	7,989,527	—
Time deposits	2,445,422	—	2,421,058	—
FHLB advances and other borrowings	1,045,092	—	1,008,351	—
Securities sold under agreements to repurchase with customers	73,148	73,148	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized gains of $8,000, losses of $5,000 and gains of $49,000 in commercial loan swap income resulting from fair value adjustments for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
AOCL balance at beginning of period, net of tax	$(36)	$(25)	$—
Unrealized losses recognized in OCI	(956)	(808)	(25)
Losses reclassified from AOCL into interest income	905	797	—
AOCL balance at end of period, net of tax	$(87)	$(36)	$(25)
During the next twelve months ending December 31, 2025, the Company estimates that an additional $115,000 will be reclassified as a reduction to interest income.

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of December 31, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,468,022	$91,352	$91,368
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	115
Total Derivatives	$1,568,022	$91,352	$91,483
As of December 31, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,418,276	$87,776	$87,801
Derivatives Designated as Cash Flow Hedge
Interest rate swaps contract	100,000	—	47
Total Derivatives	$1,518,276	$87,776	$87,848
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties was $0 at both December 31, 2024 and 2023. The amount of collateral received from third parties was $93.3 million and $88.3 million at December 31, 2024 and 2023, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $91.5 million and $87.8 million at December 31, 2024 and 2023, respectively.
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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		For the Year Ended
		December 31, 2024	December 31, 2023
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$15,452	$18,979
Finance lease ROU asset	Premises and equipment, net	1,071	1,304
Total lease ROU assets		$16,523	$20,283

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$17,114	$20,018
Finance lease liability	Other borrowings	1,421	1,685
Total lease liabilities		$18,535	$21,703
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $4.4 million and $5.9 million as of December 31, 2024 and 2023, respectively.
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

	December 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	5.84 years	6.52 years
Finance lease	4.59 years	5.60 years
Weighted-Average Discount Rate
Operating leases	3.08%	3.02%
Finance lease	5.63	5.63

The following table represents lease expenses and other lease information (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Lease Expense
Operating lease expense	$4,586	$4,634	$5,000
Finance lease expense:
Amortization of ROU assets	233	228	207
Interest on lease liabilities (1)	86	101	104
Total	$4,905	$4,963	$5,311

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,773	$4,571	$4,466
Operating cash flows from finance leases	86	101	104
Financing cash flows from finance leases	264	249	214
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2025	$350	$4,934
2026	350	4,211
2027	350	2,715
2028	350	1,537
2029	209	1,421
Thereafter	—	4,124
Total	1,609	18,942
Less: Imputed interest	(188)	(1,828)
Total lease liabilities	$1,421	$17,114

Note 18. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$21,642	$22,151
Other assets	457	606
Total assets	22,099	22,757
Other liabilities	19,333	20,803
Net assets	$2,766	$1,954

Note 19. Parent-Only Financial Information
The following condensed statements of financial condition at December 31, 2024 and 2023 and condensed statements of operations and cash flows for the years ended December 31, 2024, 2023 and 2022 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank, and OceanFirst Risk Management, Inc., and non-wholly owned subsidiary, Trident, using the equity method of accounting.
Condensed Statement of Financial Condition
(in thousands)

	December 31,
	2024	2023
Assets:
Cash and due from banks	$13,214	$12,083
Advances to Bank	98,321	67,289
Equity securities	77,327	93,387
ESOP loan receivable	2,871	4,241
Investment in subsidiaries	1,704,037	1,672,406
Goodwill	5,827	5,827
Other assets	1,817	6,059
Total assets	$1,903,414	$1,861,292
Liabilities and Stockholders’ Equity:
Borrowings	$196,124	$194,771
Other liabilities	4,533	4,576
Total liabilities	200,657	199,347
OceanFirst Financial Corp. stockholders’ equity	1,701,650	1,661,163
Non-controlling interest	1,107	782
Total stockholders’ equity	1,702,757	1,661,945
Total liabilities and stockholders’ equity	$1,903,414	$1,861,292
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Dividend income – subsidiaries	$86,350	$97,043	$73,011
Interest and dividend income – debt and equity securities	3,319	2,981	2,387
Interest income – advances to subsidiary Bank	4,423	2,182	562
Interest income – ESOP loan receivable	138	183	227
Net gain (loss) on equity investments	4,225	(3,732)	7,973
Total income	98,455	98,657	84,160
Interest expense – borrowings	13,840	13,569	10,861
Operating expenses	4,875	4,050	4,258
Income before income taxes and undistributed earnings of subsidiaries	79,740	81,038	69,041
Benefit for income taxes	1,226	3,807	959
Income before undistributed earnings of subsidiaries	80,966	84,845	70,000
Undistributed earnings of subsidiaries	19,424	19,220	77,357
Net income	100,390	104,065	147,357
Net income attributable to non-controlling interest	325	36	754
Net income attributable to OceanFirst Financial Corp.	$100,065	$104,029	$146,603

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$100,390	$104,065	$147,357
(Increase) decrease in advances to subsidiary Bank	(31,032)	(34,449)	30,640
Undistributed earnings of subsidiary Bank	(19,424)	(19,220)	(77,357)
Net (gain) loss on equity investments	(4,225)	3,732	(7,973)
Net premium amortization in excess of discount accretion on securities	584	981	1,185
Amortization of deferred costs on borrowings	626	598	548
Net amortization of purchase accounting adjustments	727	704	684
Change in other assets and other liabilities	4,199	(3,995)	2,336
Net cash provided by operating activities	51,845	52,416	97,420
Cash flows from investing activities:
Proceeds from sales of equity investments	22,783	4,822	6,482
Purchase of equity investments	(3,082)	(7,661)	(7,207)
Repayments on ESOP loan receivable	1,370	2,510	2,480
Cash consideration for acquisition, net of cash received	—	—	(7,084)
Net cash provided by (used in) investing activities	21,071	(329)	(5,329)
Cash flows from financing activities:
Repayments of other borrowings	—	—	(35,000)
Dividends paid	(50,880)	(51,274)	(47,511)
Purchase of treasury stock	(21,476)	—	(7,396)
Exercise of stock options	571	702	424
Distributions to non-controlling interest	—	(55)	(788)
Net cash used in financing activities	(71,785)	(50,627)	(90,271)
Net increase in cash and due from banks	1,131	1,460	1,820
Cash and due from banks at beginning of year	12,083	10,623	8,803
Cash and due from banks at end of year	$13,214	$12,083	$10,623

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).
Based on this assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 63.
(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Registrant’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2025 under the captions “Corporate Governance,” “Proposal 1. Election of Directors” and “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2025 under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2025 under the caption “Stock Ownership.”
Information regarding the Company’s equity compensation plans existing as of December 31, 2024 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	1,629,602	$22.85	2,734,577
Equity compensation plans not approved by stockholders	—	—	—
Total	1,629,602	$22.85	2,734,577

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2025 under the captions “Proposal 1. Election of Directors — Board Independence” and “Transactions with Management.”

Item 14.	Principal Accountant Fees and Services
The independent public accounting firm is Deloitte & Touche LLP, Philadelphia, Pennsylvania. Their firm ID as assigned by the PCAOB is 34. The information relating to the principal accounting fees and services is incorporated by reference to the Registrant’s Proxy Statement for the Annual Meeting to be held on May 19, 2025 under the caption “Proposal 3. Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of this report:
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No:	Exhibit Description	Reference
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
3.3	Certificate of Designation of 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of the Company, filed with the Secretary of State of the State of Delaware and effective May 6, 2020.	Incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.1	Specimen of the Company’s 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A Certificate	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.2	Deposit Agreement, dated as of May 7, 2020, among the Company, Broadridge Corporate Issuer Solutions, Inc., as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.3	Form of Depositary Receipt	Incorporated herein by reference from Exhibit A included in Exhibit 4.2 to the Company’s Registration Statement on Form 8-K, filed on May 7, 2020.
4.4	Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit 4.1 to Form 8-K filed on May 1, 2020.
4.5	First Supplemental Indenture, dated May 1, 2020, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit 4.2 to Form 8-K filed on May 1, 2020.
4.6	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due 2030	Incorporated herein by reference from Exhibit A included in Exhibit 4.2 to Form 8-K filed on May 1, 2020.
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K filed on March 1, 2021.
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.

Exhibit No:	Exhibit Description	Reference
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.35A	Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Joseph J. Lebel III, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.38	Separation, Non-Competition and Consulting Agreement, dated as of August 9, 2019, by and among OceanFirst Financial Corp., OceanFirst Bank, National Association, and Joseph M. Murphy, Jr.	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on December 19, 2019.
10.40	OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 22, 2020.
10.41	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Stock Options	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.42	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Time-Vested Stock Awards	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.43	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Performance Based Stock Award Agreement	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.44	Amendment No.1 to the OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 20, 2021
10.47	Executive Employment Agreement between OceanFirst Financial Corp. and Patrick Barrett	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.48	Confidentiality and Executive Restriction Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022

Exhibit No:	Exhibit Description	Reference
10.49	Executive Change in Control Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
14.1	Amended OceanFirst Bank, N.A. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
14.2	OceanFirst Financial Corp. Code of Ethics for Senior Officers	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
19.0	Insider Trading Policy and Procedures (appendix omitted)	Filed herewith.
21.0	Subsidiary information is incorporated herein by reference to “Part I – Subsidiary Activities”	Filed herewith.
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated herein by reference from the Exhibits to the Form 10-K filed on February 23, 2024.

101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board and
Chief Executive Officer

Date:	February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 28, 2025
Christopher D. Maher
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick S. Barrett	February 28, 2025
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patrick Chong	February 28, 2025
Patrick Chong
(Principal Accounting Officer)

/s/ John F. Barros	February 28, 2025
John F. Barros
Director

/s/ Anthony R. Coscia	February 28, 2025
Anthony R. Coscia
Director

/s/ Jack M. Farris	February 28, 2025
Jack M. Farris
Director

/s/ Robert C. Garrett	February 28, 2025
Robert C. Garrett
Director

Name	Date

/s/ Kimberly M. Guadagno	February 28, 2025
Kimberly M. Guadagno
Director

/s/ Nicos Katsoulis	February 28, 2025
Nicos Katsoulis
Director

/s/ Joseph J. Lebel	February 28, 2025
Joseph J. Lebel
Director, Senior Executive Vice President and Chief Operating Officer

/s/ Joseph M. Murphy, Jr.	February 28, 2025
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	February 28, 2025
Steven M. Scopellite
Director

/s/ Grace C. Torres	February 28, 2025
Grace C. Torres
Director

/s/ Patricia L. Turner	February 28, 2025
Patricia L. Turner
Director

/s/ Dalila Wilson-Scott	February 28, 2025
Dalila Wilson-Scott
Director