Form 10-Q
period 2025-03-31
OCEANFIRST FINANCIAL CORP
filed 2025-05-02
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
As of April 28, 2025, there were 58,383,525 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024	March 31, 2024
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,309,278	$13,421,247	$13,418,978
Loans receivable, net of allowance for loan credit losses	10,058,072	10,055,429	10,068,209
Deposits	10,177,023	10,066,342	10,236,851
Total stockholders’ equity	1,709,117	1,702,757	1,665,837
SELECTED OPERATING DATA:
Net interest income	86,652	83,329	86,224
Provision for credit losses	5,340	3,467	591
Other income	11,253	12,232	12,286
Operating expenses	64,294	64,849	58,672
Net income	21,463	22,162	28,610
Net income attributable to OceanFirst Financial Corp.	21,509	21,909	28,667
Net income available to common stockholders	20,505	20,905	27,663
Diluted earnings per share	0.35	0.36	0.47
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	29.27	29.08	28.32
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	57.14%	55.56%	42.55%
Stockholders’ equity to total assets	12.84	12.69	12.41
Return on average assets (2) (3) (4)	0.62	0.61	0.82
Return on average stockholders’ equity (2) (3) (4)	4.85	4.88	6.65
Net interest rate spread (5)	2.35	2.11	2.23
Net interest margin (2) (6)	2.90	2.69	2.81
Operating expenses to average assets (2) (4)	1.96	1.90	1.74
Efficiency ratio (4) (7)	65.67	67.86	59.56
Loan-to-deposit ratio (8)	99.50	100.50	98.90
ASSET QUALITY (9):
Non-performing loans (10)	$36,970	$35,527	$35,011
Non-performing assets (10)	38,887	37,338	35,011
Allowance for loan credit losses as a percent of total loans receivable (8) (11)	0.78%	0.73%	0.66%
Allowance for loan credit losses as a percent of total non-performing loans (10) (11)	213.14	207.19	191.86
Non-performing loans as a percent of total loans receivable (8) (10)	0.37	0.35	0.35
Non-performing assets as a percent of total assets (10)	0.29	0.28	0.26
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios are based on net income available to common stockholders.
(4) Performance ratios for the quarter ended March 31, 2025 included a net benefit related to a net gain on equity investments of $205,000, or $156,000, net of tax expense. Performance ratios for the quarter ended December 31, 2024 included a net expense related to Spring Garden Capital Group, LLC (“Spring Garden”) opening provision for credit losses, a net loss on equity investments and merger related expenses of $1.5 million, or $1.2 million, net of tax benefit. Performance ratios for the quarter ended March 31, 2024 included a net benefit related to a net gain on equity investments, a net gain on sale of trust business and a Federal Deposit Insurance Corporation (“FDIC”) special assessment of $2.7 million, or $2.0 million, net of tax expense.
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
(9)    The quarter ended March 31, 2024 included a single commercial relationship exposure of $8.8 million, which was subsequently resolved in 2024.
(10) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(11) Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $5.6 million, $6.0 million, and $7.0 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas between Massachusetts and Virginia. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, sales of loans and investments, bank owned life insurance and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies, including the imposition of tariffs, and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the quarter ended March 31, 2025, as compared to the prior linked quarter, were as follows:

•Margin Expansion: Net interest margin increased 21 basis points to 2.90%, from 2.69%, and net interest income increased by $3.3 million to $86.7 million driven by a decrease in total cost of deposits to 2.06% from 2.32% in the linked quarter.
•Commercial Loans: Commercial and industrial loans increased $95.1 million, or 6.1% as compared to the linked quarter. Additionally, the total commercial loan pipeline increased 90% to $375.6 million from $197.5 million in the linked quarter.
•Provision for Credit Losses: Provision for credit losses was $5.3 million reflecting a net loan reserve build of $5.2 million, primarily driven by elevated uncertainty around macroeconomic conditions. This resulted in an increase of five basis points in the allowance for loan credit losses to total loans to 0.78%. Criticized and classified loans decreased by 5% to $149.3 million compared to the linked quarter, providing strong evidence of stable credit performance for the Company’s loan portfolio.
The current quarter was impacted by a decrease in average interest earning assets and liabilities, benefited from funding cost repricing efforts, and included a sale of non-performing residential and consumer loans of $5.1 million, which had related charge-offs of $720,000. Additionally, the current quarter included non-recurring benefits of $842,000 in other income and $1.3 million in normal incentive related adjustments.
Net income available to common stockholders for the quarter ended March 31, 2025 decreased to $20.5 million, or $0.35 per diluted share, as compared to $27.7 million, or $0.47 per diluted share, for the corresponding prior year period. The dividends paid to preferred stockholders were $1.0 million for each of the three months ended March 31, 2025 and 2024, respectively.
On April 24, 2025, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended March 31, 2025, will be paid on May 16, 2025 to common stockholders of record on May 5, 2025. The Board also declared a quarterly cash dividend on preferred stock of $0.4375 per depositary share, representing a 1/40th interest in the Series A Preferred Stock. This dividend will be paid on May 15, 2025 to preferred stockholders of record on April 30, 2025. The Company has notified the preferred stockholders that it intends to redeem the Series A Preferred Stock in full on May 15, 2025.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three months ended March 31, 2025, interest income included net loan fees of $1.4 million, respectively, as compared to $737,000 for the same prior year period.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2025 and 2024. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$95,439	$983	4.18%	$163,192	$2,226	5.49%
Securities (2)	2,003,206	19,701	3.99	2,098,421	22,255	4.27
Loans receivable, net (3)
Commercial	6,781,005	98,260	5.88	6,925,048	104,421	6.06
Residential real estate	3,065,679	31,270	4.08	2,974,468	28,596	3.85
Home equity loans and lines and other consumer (“other consumer”)	228,553	3,489	6.19	248,396	4,104	6.65
Allowance for loan credit losses, net of deferred loan costs and fees	(61,854)	—	—	(59,141)	—	—
Loans receivable, net	10,013,383	133,019	5.37	10,088,771	137,121	5.46
Total interest-earning assets	12,112,028	153,703	5.13	12,350,384	161,602	5.26
Non-interest-earning assets	1,199,865			1,206,336
Total assets	$13,311,893			$13,556,720
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,135,952	21,433	2.10%	$3,925,965	20,795	2.13%
Money market	1,322,003	9,353	2.87	1,092,003	9,172	3.38
Savings	1,058,015	1,785	0.68	1,355,718	4,462	1.32
Time deposits	1,916,109	18,475	3.91	2,414,063	25,426	4.24
Total	8,432,079	51,046	2.46	8,787,749	59,855	2.74
Federal Home Loan Bank (“FHLB”) advances	996,293	11,359	4.62	644,818	7,771	4.85
Securities sold under agreements to repurchase	64,314	428	2.70	68,500	411	2.41
Other borrowings	283,150	4,218	6.04	500,901	7,341	5.89
Total borrowings	1,343,757	16,005	4.83	1,214,219	15,523	5.14
Total interest-bearing liabilities	9,775,836	67,051	2.78	10,001,968	75,378	3.03
Non-interest-bearing deposits	1,597,972			1,634,583
Non-interest-bearing liabilities	222,951			247,129
Total liabilities	11,596,759			11,883,680
Stockholders’ equity	1,715,134			1,673,040
Total liabilities and equity	$13,311,893			$13,556,720
Net interest income		$86,652			$86,224
Net interest rate spread (4)			2.35%			2.23%
Net interest margin (5)			2.90%			2.81%
Total cost of deposits (including non-interest-bearing deposits)			2.06%			2.31%

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024
Total assets decreased by $112.0 million to $13.31 billion, from $13.42 billion, primarily due to decreases in total debt securities. Debt securities available-for-sale decreased by $81.3 million to $746.2 million, from $827.5 million, primarily due to principal reductions, maturities and calls. Debt securities held-to-maturity decreased by $40.4 million to $1.01 billion, from $1.05 billion, primarily due to principal repayments. Loans held-for-sale decreased by $11.5 million to $9.7 million from $21.2 million. Total loans increased by $7.2 million to $10.13 billion, from $10.12 billion, while the loan pipeline increased by $197.8 million to $504.4 million, from $306.7 million, primarily in commercial loans. Other assets decreased by $14.9 million to $170.8 million, from $185.7 million, primarily due to a decrease in market values associated with customer interest rate swap programs.
Total liabilities decreased by $118.3 million to $11.60 billion, from $11.72 billion primarily related to a funding mix-shift. Deposits increased by $110.7 million to $10.18 billion, from $10.07 billion, primarily due to increases in non-interest bearing, money market and time deposits. Time deposits increased to $2.12 billion, from $2.08 billion, representing 20.8% and 20.7% of total deposits, respectively. Time deposits included an increase in brokered time deposits of $295.8 million, offset by a decrease in retail time deposits of $251.1 million. The loan-to-deposit ratio was 99.5%, as compared to 100.5%. FHLB advances decreased by $181.6 million to $891.0 million, from $1.07 billion partly driven by a shift to slightly favorably priced brokered deposits.
Other liabilities decreased by $58.0 million to $240.4 million, from $298.4 million, primarily due to a decrease in the market values of derivatives associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at March 31, 2025, including the Company’s common equity tier one capital ratio, which increased to 11.24% from December 31, 2024.
Total stockholders’ equity increased to $1.71 billion, as compared to $1.70 billion, primarily reflecting net income, partially offset by capital returns comprising of dividends and share repurchases. During the quarter ended March 31, 2025, the Company repurchased 398,395 shares totaling $6.9 million representing a weighted average cost of $17.20. The Company had 1,228,863 shares available for repurchase under the authorized repurchase program. Additionally, accumulated other comprehensive loss decreased by $2.6 million primarily due to increases in fair market value of available-for-sale debt securities, net of tax. The Company’s stockholders’ equity to assets ratio was 12.84%, as compared to 12.69% and book value per share increased to $29.27, as compared to $29.08.
Comparison of Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024
General
Net income available to common stockholders decreased to $20.5 million, or $0.35 per diluted share, as compared to $27.7 million, or $0.47 per diluted share. Net income for the quarter ended March 31, 2025 included net gains on equity investments of $205,000, which increased net income by $156,000, net of tax. Net income for the quarter ended March 31, 2024 included net gains on equity investments of $1.9 million, a net gain on sale of a portion of its trust business of $1.2 million and a special FDIC assessment of $418,000. These items increased net income by $2.0 million, net of tax, for the quarter ended March 31, 2024.
Interest Income
Interest income decreased to $153.7 million, from $161.6 million, as the average balance of interest-earning assets decreased by $238.4 million, primarily due to a decrease in commercial loans and securities. The yield on average interest-earning assets decreased to 5.13%, from 5.26%.
Interest Expense
Interest expense decreased to $67.1 million from $75.4 million, as the average balance of interest-bearing liabilities decreased by $226.1 million, primarily due to decreases in savings, time deposits and other borrowings, largely offset by an increase in FHLB advances. The cost of average interest-bearing liabilities decreased to 2.78%, from 3.03%, primarily due to lower cost of deposits and, to a lesser extent, FHLB advances. The total cost of deposits (including non-interest-bearing deposits) decreased 25 basis points to 2.06%, from 2.31%.

Net Interest Income and Margin
Net interest income increased to $86.7 million, from $86.2 million, primarily reflecting the net impact of the decreasing interest rate environment. The net interest margin increased to 2.90%, from 2.81%, primarily due to the decrease in cost of funds outpacing the decrease in yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses was $5.3 million, as compared to $591,000. The current quarter provision was primarily driven by elevated uncertainty around macroeconomic conditions. Net loan charge-offs were $636,000, as compared to $349,000. The current quarter includes charge-offs of $720,000 related to the sale of $5.1 million non-performing residential and consumer loans.
Non-interest Income
Other income decreased to $11.3 million, as compared to $12.3 million. Other income was favorably impacted by net gains on equity investments of $205,000 in the current quarter. Other income in the prior year was favorably impacted by net gains on equity investments of $1.9 million and a net gain on sale of a portion of its trust business of $1.2 million. The remaining increase of $1.8 million was primarily driven by increases in net gain on sale of loans of $501,000, commercial loan swap income of $482,000, and non-recurring other income of $842,000.
Non-interest Expense
Operating expenses increased to $64.3 million, as compared to $58.7 million. Operating expenses in the prior year were adversely impacted by an FDIC special assessment of $418,000. The remaining increase of $6.0 million was primarily driven by an increase in compensation and benefits of $4.0 million, mostly due to acquisitions at the end of the prior year and annual merit increases. Additional drivers were increases in other operating expenses of $1.0 million, due to additional loan servicing expense, and data processing expense of $691,000, partly due to acquisitions at the end of the prior year.
Income Tax Expense
The provision for income taxes was $6.8 million, as compared to $10.6 million. The effective tax rate was 24.1%, as compared to 27.1%. The prior year’s effective tax rate was negatively impacted by 3.0% due to a one-time write-off of a deferred tax asset of $1.2 million.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of March 31, 2025, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.

The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of March 31, 2025, total on-balance sheet liquidity and funding capacity was $3.4 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by the FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At March 31, 2025, the Bank reported in its Call Report $5.90 billion of estimated uninsured deposits. This total included $2.48 billion of collateralized government deposits and $1.67 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.75 billion, or 17% of total deposits. On-balance-sheet liquidity and funding capacity represented 191% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt, preferred and common stock. For the three months ended March 31, 2025, the Parent Company received dividend payments of $20.0 million from the Bank. At March 31, 2025, the Parent Company held $109.1 million in cash and cash equivalents.
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
As of March 31, 2025, the Company pledged $7.23 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain municipal deposits. The Company also pledged $1.02 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $891.0 million of FHLB advances, including $159.5 million of overnight borrowings as of March 31, 2025, as compared to $1.07 billion of FHLB term advances and no outstanding overnight borrowings from the FHLB at December 31, 2024.
The Company’s cash needs for the quarter ended March 31, 2025 were primarily satisfied by principal repayments of debt securities and the increase in deposits, and primarily utilized for the repayment of FHLB advances.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At March 31, 2025, outstanding commitments to originate loans totaled $504.4 million and outstanding undrawn lines of credit totaled $1.30 billion, of which $994.1 million were commitments to commercial and commercial construction borrowers and $302.0 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At March 31, 2025, the Company also had various contractual obligations, which included debt obligations of $1.15 billion, including finance lease obligations of $1.4 million, and an additional $17.6 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.08 billion at March 31, 2025. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the quarter ended March 31, 2025, the Company repurchased 398,395 shares of its common stock totaling $6.9 million. Of these repurchased shares, 76,058 shares were repurchased outside of the Company’s stock repurchase program at an average share price of $18.01. The Company repurchased these shares from employees that elected to sell to cover their withholding tax obligations on vested stock awards. At March 31, 2025, there were 1,228,863 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the three months of March 31, 2025 were $11.7 million. Cash dividends on preferred stock declared and paid during the three months of March 31, 2025 were $1.0 million. On May 15, 2025, the Company will redeem 57,370 shares of its 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, constituting all of the outstanding shares of the Series A Preferred Stock.
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
Additionally, management performs multiple capital stress test scenarios periodically, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of March 31, 2025, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios, including a scenario where all losses related to the investment securities portfolio are realized. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of March 31, 2025 and December 31, 2024, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2025	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,242,807	9.73%	$511,051	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,112,280	11.24	692,621	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,242,807	12.56	841,040	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,449,013	14.64	1,038,932	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,169,501	9.22%	$507,612	4.00%		$634,515	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,169,501	11.92	686,738	7.00	(1)	637,685	6.50
Tier 1 capital (to risk-weighted assets)	1,169,501	11.92	833,896	8.50	(1)	784,843	8.00
Total capital (to risk-weighted assets)	1,250,707	12.75	1,030,106	10.50	(1)	981,054	10.00
As of December 31, 2024
Company:
Tier 1 capital (to average assets)	$1,235,832	9.50%	$520,239	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,105,180	11.17	692,897	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,235,832	12.49	841,375	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,437,278	14.52	1,039,345	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,161,564	8.99%	$516,798	4.00%		$645,998	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,161,564	11.83	687,383	7.00	(1)	638,284	6.50
Tier 1 capital (to risk-weighted assets)	1,161,564	11.83	834,679	8.50	(1)	785,580	8.00
Total capital (to risk-weighted assets)	1,238,011	12.61	1,031,074	10.50	(1)	981,975	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At March 31, 2025 and December 31, 2024, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At March 31, 2025 and December 31, 2024, the Company maintained a stockholders’ equity to total assets ratio of 12.84% and 12.69%, respectively.

Lending Activities
Loan Portfolio Composition. At March 31, 2025, the Company had total loans outstanding of $10.13 billion, of which $5.20 billion, or 51.4% of total loans, were investor owned commercial real estate, multi-family, and construction (including residential development loans), (collectively, “commercial real estate - investor”). The remainder of the portfolio consisted of commercial and industrial loans of which $896.6 million were commercial and industrial - real estate, or 8.9% of total loans; and $748.6 million were commercial and industrial - non-real estate loans, or 7.4% of total loans; $3.05 billion were residential real estate loans, or 30.2% of total loans; and $226.6 million were consumer loans, primarily home equity loans and lines of credit, or 2.2% of total loans.
At March 31, 2025, the Company reclassified loans secured by owner-occupied commercial real estate to commercial and industrial - real estate to reflect the variation in the management and underlying risk profile of such loans as compared with non-owner-occupied (“investor”) commercial real estate loans. Similarly, the Company also reclassified commercial and industrial loans that were not secured by real estate to commercial and industrial - non-real estate. Collectively, these two loan portfolios are referred to as ‘Commercial and industrial” loans.
Commercial Real Estate - Investor Owned. At March 31, 2025, the Bank’s total investor owned commercial real estate loans outstanding were $5.20 billion, or 51.4% of total loans, as compared to $5.29 billion, or 52.3% of total loans at December 31, 2024. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.
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
The following table presents the Company’s commercial real estate - investor owned loans by industry as of March 31, 2025:

	As of March 31, 2025
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$513,065	11%	49%	1.9x
Medical	279,747	6	56	1.8
Credit Tenant	257,847	6	65	1.5
Total Office (3)	1,050,659	23	55	1.8
Retail	1,012,729	22	53	2.0
Multi-family (4)	851,245	19	56	1.7
Industrial/warehouse	713,189	16	48	2.1
Hospitality	176,776	4	47	2.1
Other (5)	707,311	16	51	1.7
Total	4,511,909	100%	53	1.9
Construction	688,228
Total CRE investor owned	$5,200,137
(1) Represents the weighted average of loan balances as of March 31, 2025 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.

(3) Central business district (“CBD”) exposure represented $119 million, or 6.8%, of the total office loan balance at March 31, 2025. Office CBD loans had a weighted average LTV of 54% and weighted average debt service coverage ratio of 1.8x at March 31, 2025. $85 million, or 72%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at March 31, 2025. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at March 31, 2025.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represent $31 million, or 0.23% of the Company’s total assets at March 31, 2025.
(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of March 31, 2025:

	As of March 31, 2025
(dollars in thousands)	Amount	Percent of Total
New York	$1,440,362	32%
Pennsylvania and Delaware	1,241,078	28
New Jersey	1,172,441	26
Massachusetts	126,110	3
Maryland and District of Columbia	138,322	3
Other	393,596	9
Total	4,511,909	100%
Construction	688,228
Total CRE investor owned	$5,200,137
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate acquired through foreclosure. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31,	December 31,
	2025	2024
	(dollars in thousands)
Non-performing assets (1):
Commercial real estate – investor	$23,595	$17,000
Commercial and industrial:
Commercial and industrial - real estate	4,690	4,787
Commercial and industrial - non-real estate	22	32
Total commercial and industrial	4,712	4,819
Residential real estate (2)	5,709	10,644
Other consumer (2)	2,954	3,064
Total non-performing loans	36,970	35,527
Other real estate owned	1,917	1,811
Total non-performing assets	$38,887	$37,338
PCD loans, net of allowance for loan credit losses	$21,737	$22,006
Delinquent loans 30-89 days	$46,246	$36,550
Allowance for loan credit losses as a percent of total loans (3)	0.78%	0.73%
Allowance for loan credit losses as a percent of total non-performing loans (3)	213.14	207.19
Non-performing loans as a percent of total loans receivable	0.37	0.35
Non-performing assets as a percent of total assets	0.29	0.28
(1)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
(2)The quarter ended March 31, 2025 included the sale of non-performing residential and consumer loans of $5.1 million.
(3)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $5.6 million and $6.0 million at March 31, 2025 and December 31, 2024, respectively.

Overall asset quality metrics remained stable. The Company’s non-performing loans represented 0.37% and 0.35% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 213.14%, as compared to 207.19%. The level of 30 to 89 days delinquent loans increased to $46.2 million, from $36.6 million, primarily related to two commercial relationships which were also classified as substandard loans. The Company’s allowance for loan credit losses was 0.78%, as compared to 0.73%.

The Company classifies loans and other assets in accordance with regulatory guidelines. The table below excludes any loans held-for-sale and represents Special Mention and Substandard assets, including other real estate owned (in thousands):

	March 31,	December 31,
	2025	2024
Special Mention	$23,811	$54,524
Substandard	127,371	105,344
Special mention and substandard assets, including other real estate owned, decreased by $8.7 million to $151.2 million at March 31, 2025 from $159.9 million at December 31, 2024. Net migrations from special mention to substandard assets was primarily due to one commercial relationship totaling $21.3 million which migrated during the three months ended March 31, 2025.
Critical Accounting Policies and Estimates

Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value.

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

Goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, was a critical accounting estimate in the preparation of the consolidated financial statements at March 31, 2025 and December 31, 2024.
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
Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2025
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This update will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.
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
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this news release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.

These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
The Company utilizes a number of strategies to manage IRR including, but not limited to: (1) managing the origination, purchase, sale, and retention of various types of loans with differing IRR profiles; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing stable relationship-based deposits and longer-term deposits; (3) selectively purchasing interest rate swaps and caps converting the rates for customer loans to manage individual loans and the Company’s overall IRR profile; (4) managing the investment portfolio IRR profile; (5) managing the maturities and rate structures of borrowings and time deposits; and (6) purchasing interest rate swaps to manage overall balance sheet interest rate risk.
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s economic value of equity (“EVE”) and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2024 Form 10-K and this Quarterly Report on Form 10-Q.
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 7, Fair Value Measurements to the Consolidated Financial Statements. However, for non-maturity deposits, the fair value differs for EVE as it also considers the likelihood of deposit and withdrawals and current weighted average rate relative to market rates. The Company’s weighted average age of non-maturity deposit accounts is approximately 12.6 years, and the weighted average cost is 2.03%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(2.3)%	(0.6)%	(6.2)%	(0.8)%
200	(0.7)	0.2	(3.6)	0.1
100	(0.1)	0.4	(1.5)	0.4
Static	—	—	—	—
(100)	(1.4)	(1.0)	1.5	(0.5)
(200)	(4.8)	(2.3)	1.8	(1.3)
(300)	(10.0)	(3.5)	(0.6)	(2.6)
The net interest income sensitivity results indicate that at March 31, 2025 the Company was modestly asset sensitive. The change in sensitivity between March 31, 2025 and December 31, 2024 was impacted by an increase in floating-rate loans and a deposit mix shift within non-maturity deposits into lower betas, partially offset by an increase in overnight borrowings and a reduction in floating-rate investments.

Overall, the measure of EVE at risk decreased in rising rate scenarios and increased in falling rate scenarios from December 31, 2024 to March 31, 2025. This was the result of an increase in floating-rate loans and a deposit mix shift within non-maturity deposits into lower betas and longer average lives as well as a reduction in deposit costs.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$163,721	$123,615
Debt securities available-for-sale, at estimated fair value	746,168	827,500
Debt securities held-to-maturity, net of allowance for securities credit losses of $898 at March 31, 2025 and $967 at December 31, 2024 (estimated fair value of $926,075 at March 31, 2025 and $952,917 at December 31, 2024)	1,005,476	1,045,875
Equity investments	87,365	84,104
Restricted equity investments, at cost	102,172	108,634
Loans receivable, net of allowance for loan credit losses of $78,798 at March 31, 2025 and $73,607 at December 31, 2024	10,058,072	10,055,429
Loans held-for-sale	9,698	21,211
Interest and dividends receivable	44,843	45,914
Other real estate owned	1,917	1,811
Premises and equipment, net	114,588	115,256
Bank owned life insurance	269,398	270,208
Goodwill	523,308	523,308
Intangibles	11,740	12,680
Other assets	170,812	185,702
Total assets	$13,309,278	$13,421,247
Liabilities and Stockholders’ Equity
Deposits	$10,177,023	$10,066,342
Federal Home Loan Bank (“FHLB”) advances	891,021	1,072,611
Securities sold under agreements to repurchase with customers	65,132	60,567
Other borrowings	197,808	197,546
Advances by borrowers for taxes and insurance	28,789	23,031
Other liabilities	240,388	298,393
Total liabilities	11,600,161	11,718,490
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, and 57,370 shares issued at both March 31, 2025 and December 31, 2024	1	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,900,241 and 62,182,767 shares issued at March 31, 2025 and December 31, 2024, respectively; and 58,383,525 and 58,554,871 shares outstanding at March 31, 2025 and December 31, 2024, respectively	625	613
Additional paid-in capital	1,170,179	1,168,321
Retained earnings	650,546	641,727
Accumulated other comprehensive loss	(13,252)	(15,853)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(2,232)	(2,542)
Treasury stock, 4,516,716 and 4,118,321 shares at March 31, 2025 and December 31, 2024, respectively	(97,545)	(90,617)
OceanFirst Financial Corp. stockholders’ equity	1,708,322	1,701,650
Non-controlling interest	795	1,107
Total stockholders’ equity	1,709,117	1,702,757
Total liabilities and stockholders’ equity	$13,309,278	$13,421,247

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Interest income:
Loans	$133,019	$137,121
Debt securities	17,270	19,861
Equity investments and other	3,414	4,620
Total interest income	153,703	161,602
Interest expense:
Deposits	51,046	59,855
Borrowed funds	16,005	15,523
Total interest expense	67,051	75,378
Net interest income	86,652	86,224
Provision for credit losses	5,340	591
Net interest income after provision for credit losses	81,312	85,633
Other income:
Bankcard services revenue	1,463	1,416
Trust and asset management revenue	406	526
Fees and service charges	4,712	4,473
Net gain on sales of loans	858	357
Net gain on equity investments	205	1,923
Net loss from other real estate operations	(16)	—
Income from bank owned life insurance	1,852	1,862
Commercial loan swap income	620	138
Other	1,153	1,591
Total other income	11,253	12,286
Operating expenses:
Compensation and employee benefits	36,740	32,759
Occupancy	5,497	5,199
Equipment	921	1,130
Marketing	1,108	990
Federal deposit insurance and regulatory assessments	2,983	3,135
Data processing	6,647	5,956
Check card processing	1,170	1,050
Professional fees	2,425	2,732
Amortization of intangibles	940	844
Other operating expense	5,863	4,877
Total operating expenses	64,294	58,672
Income before provision for income taxes	28,271	39,247
Provision for income taxes	6,808	10,637
Net income	21,463	28,610
Net loss attributable to non-controlling interest	(46)	(57)
Net income attributable to OceanFirst Financial Corp.	21,509	28,667
Dividends on preferred shares	1,004	1,004
Net income available to common stockholders	$20,505	$27,663
Basic earnings per share	$0.35	$0.47
Diluted earnings per share	$0.35	$0.47
Average basic shares outstanding	58,102	58,789
Average diluted shares outstanding	58,111	58,791
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net income	$21,463	$28,610
Other comprehensive income:
Net unrealized gain on debt securities (net of tax expense of $788 in 2025 and $634 in 2024)	2,473	1,993
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $44 in 2025 and $42 in 2024)	64	61
Unrealized loss on derivative hedges (net of tax benefit of $302 in 2024)	—	(949)
Reclassification adjustment for losses included in net income (net of tax expense of $20 in 2025 and $109 in 2024)	64	342
Total other comprehensive income, net of tax	2,601	1,447
Total comprehensive income	24,064	30,057
Less: comprehensive loss attributable to non-controlling interest	(46)	(57)
Comprehensive income attributable to OceanFirst Financial Corp.	24,110	30,114
Less: Dividends on preferred shares	1,004	1,004
Total comprehensive income available to common stockholders	$23,106	$29,110
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945
Net income (loss)	—	—	—	28,667	—	—	—	(57)	28,610
Other comprehensive income, net of tax	—	—	—	—	1,447	—	—	—	1,447
Stock compensation	—	—	1,541	—	—	—	—	—	1,541
Allocation of ESOP stock	—	—	(43)	—	—	310	—	—	267
Cash dividend $0.20 per share	—	—	—	(11,850)	—	—	—	—	(11,850)
Repurchase 957,827 shares of common stock	—	—	29	—	—	—	(15,148)	—	(15,119)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at March 31, 2024	$1	$613	$1,163,282	$608,355	$(19,415)	$(3,470)	$(84,254)	$725	$1,665,837

Balance at December 31, 2024	$1	$613	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757
Net income (loss)	—	—	—	21,509	—	—	—	(46)	21,463
Other comprehensive income, net of tax	—	—	—	—	2,601	—	—	—	2,601
Stock compensation	—	12	1,726	—	—	—	—	—	1,738
Allocation of ESOP stock	—	—	(18)	—	—	310	—	—	292
Cash dividend $0.20 per share	—	—	—	(11,686)	—	—	—	—	(11,686)
Exercise of stock options	—	—	119	—	—	—	—	—	119
Repurchase of 398,395 shares of common stock	—	—	31	—	—	—	(6,928)	—	(6,897)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(266)	(266)
Balance at March 31, 2025	$1	$625	$1,170,179	$650,546	$(13,252)	$(2,232)	$(97,545)	$795	$1,709,117

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$21,463	$28,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,542	2,869
Allocation of ESOP stock	292	267
Stock compensation	1,738	1,541
Net excess tax expense on stock compensation	195	365
Amortization of servicing asset	62	19
Net premium amortization in excess of discount accretion on securities	45	14
Net amortization of deferred costs on borrowings	146	152
Amortization of intangibles	940	844
Net accretion of purchase accounting adjustments	(238)	(947)
Net amortization of deferred fees/costs and premiums/discounts on loans	(2,451)	(588)
Provision for credit losses	5,340	591
Net loss on sale of fixed assets	2	—
Net loss on sales of available-for-sale securities	—	110
Net gain on equity investments	(205)	(1,923)
Net gain on sales of loans	(858)	(357)
Proceeds from sales of residential loans held for sale	105,849	30,322
Residential loans originated for sale	(93,478)	(29,501)
Increase in value of bank owned life insurance	(1,852)	(1,862)
Decrease (increase) in interest and dividends receivable	1,071	(628)
Deferred tax (benefit) provision	(101)	1,422
Decrease (increase) in other assets	15,409	(20,997)
(Decrease) increase in other liabilities	(57,697)	35,789
Total adjustments	(23,249)	17,502
Net cash (used in) provided by operating activities	(1,786)	46,112
Cash flows from investing activities:
Net decrease in loans receivable	13,723	69,501
Proceeds from sales of non-performing loans	4,583	—
Purchase of loan pools	(26,859)	—
Discounts received on purchased loan pool	2,562	—
Purchase of debt securities available-for-sale	(6,943)	(6,628)
Purchase of debt securities held-to-maturity	—	(1,994)
Purchase of equity investments	(3,160)	(1,282)
Proceeds from maturities and calls of debt securities available-for-sale	1,500	5,610
Proceeds from maturities and calls of debt securities held-to-maturity	16,146	9,002
Proceeds from sales of debt securities available-for-sale	—	390
Principal repayments on debt securities available-for-sale	89,767	12,491
Principal repayments on debt securities held-to-maturity	25,025	24,371
Proceeds from bank owned life insurance	2,662	1,745
Proceeds from the redemption of restricted equity investments	55,760	20,850
Purchases of restricted equity investments	(49,298)	(12,773)
Purchases of premises and equipment	(1,856)	(680)
Net cash provided by investing activities	123,612	120,603

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$110,683	$(198,053)
Increase (decrease) in short-term borrowings	4,546	(6,373)
Net repayment of FHLB advances	(181,590)	(190,200)
Net proceeds from other borrowings	—	229,000
Increase in advances by borrowers for taxes and insurance	5,758	5,780
Exercise of stock options	119	—
Payment of employee taxes withheld from stock awards and phantom stock units	(1,383)	(2,192)
Purchase of treasury stock	(6,897)	(15,119)
Dividends paid	(12,690)	(12,854)
Distributions to non-controlling interest	(266)	—
Net cash used in provided by financing activities	(81,720)	(190,011)
Net increase (decrease) in cash and due from banks and restricted cash	40,106	(23,296)
Cash and due from banks and restricted cash at beginning of period	123,615	153,718
Cash and due from banks and restricted cash at end of period	$163,721	$130,422
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$123,615	$153,718
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$123,615	$153,718
Cash and due from banks at end of period	$163,721	$130,422
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$163,721	$130,422
Cash paid during the period for:
Interest	$66,648	$62,818
Income taxes	1,565	1,898
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	108	103
Net loan charge-offs	636	349
Transfer of securities from held-to-maturity to available-for-sale	—	500
Transfer of loans receivable to other real estate owned	106	—
Transfer of loans receivable to loans held-for-sale	4,583	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; Spring Garden Capital Group, LLC (and its subsidiaries) (“Spring Garden”), and a majority controlling interest in Trident Abstract Title Agency, LLC (“Trident”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the full year 2025 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
At March 31, 2025, the Company reclassified loans secured by owner-occupied commercial real estate to commercial and industrial - real estate to reflect the variation in the management and underlying risk profile of such loans as compared with non-owner-occupied (“investor”) commercial real estate loans. Similarly, the Company also reclassified commercial and industrial loans that were not secured by real estate to commercial and industrial - non-real estate. Collectively, these two loan portfolios are referred to as ‘Commercial and industrial’ loans.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding	58,541	59,207
Less: Unallocated ESOP shares	(123)	(189)
Unallocated incentive award shares	(316)	(229)
Average basic shares outstanding	58,102	58,789
Add: Effect of dilutive securities:
Incentive awards	9	2
Average diluted shares outstanding	58,111	58,791
For the three months ended March 31, 2025 and 2024, antidilutive stock options of 1,359,000 and 1,801,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At March 31, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$60,957	$7	$(4,066)	$56,898	$—
Corporate debt securities	17,058	227	(339)	16,946	—
Asset-backed securities	134,266	61	(64)	134,263	—
Mortgage-backed securities (“MBS”):
Agency residential	441,549	956	(925)	441,580	—
Agency commercial	108,849	3	(12,371)	96,481	—
Total mortgage-backed securities	550,398	959	(13,296)	538,061	—
Total debt securities available-for-sale	$762,679	$1,254	$(17,765)	$746,168	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$189,349	$189	$(14,172)	$175,366	$(29)
Corporate debt securities	60,520	421	(843)	60,098	(675)
Mortgage-backed securities:
Agency residential	657,881	699	(60,872)	597,708	—
Agency commercial	79,514	2	(5,172)	74,344	—
Non-agency commercial	19,110	—	(551)	18,559	(194)
Total mortgage-backed securities	756,505	701	(66,595)	690,611	(194)
Total debt securities held-to-maturity	$1,006,374	$1,311	$(81,610)	$926,075	$(898)
Total debt securities	$1,769,053	$2,565	$(99,375)	$1,672,243	$(898)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$62,396	$11	$(5,022)	$57,385	$—
Corporate debt securities	14,042	43	(762)	13,323	—
Asset-backed securities	197,116	235	(84)	197,267	—
Mortgage-backed securities:
Agency residential	465,108	1,256	(801)	465,563	—
Agency commercial	108,610	—	(14,648)	93,962	—
Total mortgage-backed securities	573,718	1,256	(15,449)	559,525	—
Total debt securities available-for-sale	$847,272	$1,545	$(21,317)	$827,500	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$201,369	$199	$(13,665)	$187,903	$(31)
Corporate debt securities	65,350	775	(1,416)	64,709	(734)
Mortgage-backed securities:
Agency residential	680,052	44	(73,110)	606,986	—
Agency commercial	79,925	1	(5,878)	74,048	—
Non-agency commercial	20,146	—	(875)	19,271	(202)
Total mortgage-backed securities	780,123	45	(79,863)	700,305	(202)
Total debt securities held-to-maturity	$1,046,842	$1,019	$(94,944)	$952,917	$(967)
Total debt securities	$1,894,114	$2,564	$(116,261)	$1,780,417	$(967)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Allowance for securities credit losses
Beginning balance	$(967)	$(1,133)
Benefit for credit losses	69	75
Total ending allowance balance	$(898)	$(1,058)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at March 31, 2025, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of March 31, 2025
State and municipal debt obligations	$188,522	$827	$189,349
Corporate debt securities	46,665	13,855	60,520
Non-agency commercial MBS	19,110	—	19,110
Total debt securities held-to-maturity	$254,297	$14,682	$268,979
There were no realized gains/losses and $110,000 of realized losses on sale of debt securities available-for-sale for the three months ended March 31, 2025 and 2024, respectively. These realized gains/losses on debt securities are presented within Other under Total other income of the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at March 31, 2025 by contractual maturity are shown below (in thousands):

March 31, 2025	Amortized Cost	Estimated Fair Value
Less than one year	$30,960	$30,696
Due after one year through five years	186,445	177,921
Due after five years through ten years	159,028	156,274
Due after ten years	85,717	78,680
	$462,150	$443,571
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2025, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $77.0 million, $52.5 million, and $134.3 million, respectively, and an estimated fair value of $76.5 million, $51.2 million, and $134.3 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at March 31, 2025 and December 31, 2024, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At March 31, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$2,475	$(1)	$50,506	$(4,065)	$52,981	$(4,066)
Corporate debt securities	—	—	4,661	(339)	4,661	(339)
Asset-backed securities	64,053	(64)	5,000	—	69,053	(64)
MBS:
Agency residential	225,682	(925)	—	—	225,682	(925)
Agency commercial	—	—	95,982	(12,371)	95,982	(12,371)
Total MBS	225,682	(925)	95,982	(12,371)	321,664	(13,296)
Total debt securities available-for-sale	292,210	(990)	156,149	(16,775)	448,359	(17,765)
Debt securities held-to-maturity:
State and municipal debt obligations	9,974	(401)	154,209	(13,771)	164,183	(14,172)
Corporate debt securities	550	(2)	20,877	(841)	21,427	(843)
MBS:
Agency residential	43,499	(605)	473,453	(60,267)	516,952	(60,872)
Agency commercial	2,029	(7)	71,478	(5,165)	73,507	(5,172)
Non-agency commercial	—	—	18,559	(551)	18,559	(551)
Total MBS	45,528	(612)	563,490	(65,983)	609,018	(66,595)
Total debt securities held-to-maturity	56,052	(1,015)	738,576	(80,595)	794,628	(81,610)
Total debt securities	$348,262	$(2,005)	$894,725	$(97,370)	$1,242,987	$(99,375)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$3,221	$—	$49,538	$(5,022)	$52,759	$(5,022)
Corporate debt securities	4,793	(55)	6,029	(707)	10,822	(762)
Asset-backed securities	31,588	(21)	59,148	(63)	90,736	(84)
MBS:
Agency residential	202,961	(801)	—	—	202,961	(801)
Agency commercial	—	—	93,962	(14,648)	93,962	(14,648)
Total MBS	202,961	(801)	93,962	(14,648)	296,923	(15,449)
Total debt securities available-for-sale	242,563	(877)	208,677	(20,440)	451,240	(21,317)
Debt securities held-to-maturity:
State and municipal debt obligations	7,098	(176)	169,434	(13,489)	176,532	(13,665)
Corporate debt securities	1,247	(219)	25,518	(1,197)	26,765	(1,416)
MBS:
Agency residential	114,557	(1,647)	479,847	(71,463)	594,404	(73,110)
Agency commercial	3,894	(20)	69,912	(5,858)	73,806	(5,878)
Non-agency commercial	—	—	19,271	(875)	19,271	(875)
Total MBS	118,451	(1,667)	569,030	(78,196)	687,481	(79,863)
Total debt securities held-to-maturity	126,796	(2,062)	763,982	(92,882)	890,778	(94,944)
Total debt securities	$369,359	$(2,939)	$972,659	$(113,322)	$1,342,018	$(116,261)

The Company concluded that no debt securities were impaired at March 31, 2025 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At March 31, 2025 and December 31, 2024, the Company held equity investments of $87.4 million and $84.1 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three months ended March 31, 2025 and 2024 are shown in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net gain on equity investments	$205	$1,923
Less: Net losses recognized on equity investments sold	—	—
Unrealized gains recognized on equity investments still held	$205	$1,923
Note 4. Loans Receivable, Net
Loans receivable, net at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Commercial:
Commercial real estate – investor	$5,200,137	$5,287,683
Commercial and industrial:
Commercial and industrial – real estate	896,647	902,219
Commercial and industrial – non-real estate	748,575	647,945
Total commercial and industrial	1,645,222	1,550,164
Total commercial	6,845,359	6,837,847
Consumer:
Residential real estate	3,053,318	3,049,763
Home equity loans and lines and other consumer (“other consumer”)	226,633	230,462
Total consumer	3,279,951	3,280,225
Total loans receivable	10,125,310	10,118,072
Deferred origination costs, net of fees	11,560	10,964
Allowance for loan credit losses	(78,798)	(73,607)
Total loans receivable, net	$10,058,072	$10,055,429
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Total
March 31, 2025
Commercial real estate - investor
Pass	$16,454	$72,598	$139,400	$1,137,844	$1,288,202	$1,742,756	$688,979	$5,086,233
Special Mention	—	—	—	—	—	13,570	7,906	21,476
Substandard	15	110	—	24,945	408	52,745	14,205	92,428
Total commercial real estate - investor	16,469	72,708	139,400	1,162,789	1,288,610	1,809,071	711,090	5,200,137
Commercial and industrial:
Commercial and industrial - real estate
Pass	27,406	78,471	59,858	138,914	83,526	462,769	36,409	887,353
Special Mention	—	—	—	—	—	659	—	659
Substandard	—	—	—	—	—	8,501	134	8,635
Total commercial and industrial - real estate	27,406	78,471	59,858	138,914	83,526	471,929	36,543	896,647
Commercial and industrial - non-real estate
Pass	41,811	174,013	32,316	33,912	10,540	104,992	331,149	728,733
Special Mention	—	—	—	—	—	214	—	214
Substandard	—	—	4,218	960	731	1,963	11,756	19,628
Total commercial and industrial - non-real estate	41,811	174,013	36,534	34,872	11,271	107,169	342,905	748,575
Total commercial and industrial	69,217	252,484	96,392	173,786	94,797	579,098	379,448	1,645,222
Residential real estate (1)
Pass	62,619	278,446	262,441	540,969	784,768	1,120,139	—	3,049,382
Special Mention	—	—	—	123	—	1,012	—	1,135
Substandard	—	—	62	270	804	1,665	—	2,801
Total residential real estate	62,619	278,446	262,503	541,362	785,572	1,122,816	—	3,053,318
Other consumer (1)
Pass	6,475	26,327	26,317	16,314	15,865	111,803	21,243	224,344
Special Mention	—	—	—	33	—	294	—	327
Substandard	—	—	194	162	110	1,496	—	1,962
Total other consumer	6,475	26,327	26,511	16,509	15,975	113,593	21,243	226,633
Total loans	$154,780	$629,965	$524,806	$1,894,446	$2,184,954	$3,624,578	$1,111,781	$10,125,310
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2024	2023	2022	2021	2020	2019 and prior	Revolving lines of credit	Total
December 31, 2024
Commercial real estate - investor
Pass	$75,225	$140,863	$1,142,790	$1,290,047	$510,906	$1,264,536	$750,607	$5,174,974
Special Mention	15	—	21,285	—	—	18,225	4,477	44,002
Substandard	95	8	3,784	—	6,111	44,636	14,073	68,707
Total commercial real estate - investor	75,335	140,871	1,167,859	1,290,047	517,017	1,327,397	769,157	5,287,683
Commercial and industrial:
Commercial and industrial - real estate
Pass	82,104	62,799	140,578	90,720	40,746	442,685	31,776	891,408
Special Mention	—	—	—	—	—	2,918	—	2,918
Substandard	—	—	—	—	256	7,503	134	7,893
Total commercial and industrial - real estate	82,104	62,799	140,578	90,720	41,002	453,106	31,910	902,219
Commercial and industrial - non-real estate
Pass	81,867	30,084	35,469	14,276	3,873	180,695	278,217	624,481
Special Mention	—	4,735	—	—	235	16	96	5,082
Substandard	—	4,326	1,019	749	—	256	12,032	18,382
Total commercial and industrial - non-real estate	81,867	39,145	36,488	15,025	4,108	180,967	290,345	647,945
Total commercial and industrial	163,971	101,944	177,066	105,745	45,110	634,073	322,255	1,550,164
Residential real estate (1)
Pass	277,009	270,225	547,093	796,790	366,649	783,204	—	3,040,970
Special Mention	—	92	224	449	—	1,476	—	2,241
Substandard	215	415	1,583	445	—	3,894	—	6,552
Total residential real estate	277,224	270,732	548,900	797,684	366,649	788,574	—	3,049,763
Other consumer (1)
Pass	27,316	27,596	17,029	16,511	10,694	107,045	21,991	228,182
Special Mention	—	—	—	62	—	219	—	281
Substandard	—	97	18	343	—	1,541	—	1,999
Total other consumer	27,316	27,693	17,047	16,916	10,694	108,805	21,991	230,462
Total loans	$543,846	$541,240	$1,910,872	$2,210,392	$939,470	$2,858,849	$1,113,403	$10,118,072
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the three months ended March 31, 2025
Allowance for credit losses on loans
Balance at beginning of period	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	3,147	282	2,364	(57)	91	5,827
Charge-offs	(55)	—	—	(722)	(21)	(798)
Recoveries	75	3	2	2	80	162
Balance at end of period	$33,947	$4,102	$12,837	$26,810	$1,102	$78,798
For the three months ended March 31, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,899	$4,354	$6,867	$27,029	$988	$67,137
(Benefit) provision for credit losses	(865)	(107)	769	9	579	385
Charge-offs	(46)	—	—	—	(395)	(441)
Recoveries	2	4	5	66	15	92
Balance at end of period	$26,990	$4,251	$7,641	$27,104	$1,187	$67,173

The following tables summarize gross charge-offs by vintage (in thousands):

	2024	2023	2022	2021	2020 and prior	Total
For the three months ended March 31, 2025
Commercial real estate – investor	$—	$—	$(31)	$(24)	$—	$(55)
Residential real estate	(68)	(55)	(110)	(291)	(198)	(722)
Other consumer	—	—	—	—	(21)	(21)
Total charge-offs	$(68)	$(55)	$(141)	$(315)	$(219)	$(798)

	2021	2019 and prior	Total
For the three months ended March 31, 2024
Commercial real estate – investor	$(46)	$—	$(46)
Other consumer	—	(395)	(395)
Total charge-offs	$(46)	$(395)	$(441)
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At March 31, 2025 and December 31, 2024, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $18.4 million and $11.8 million, respectively, commercial and industrial - real estate of $4.6 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $22,000 and $32,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $4.8 million and $8.6 million at March 31, 2025 and December 31, 2024, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Commercial real estate – investor	$23,595	$17,000
Commercial and industrial:
Commercial and industrial - real estate	4,690	4,787
Commercial and industrial - non-real estate	22	32
Total commercial and industrial	4,712	4,819
Residential real estate (1)	5,709	10,644
Other consumer (1)	2,954	3,064
Total non-performing loans	$36,970	$35,527
(1) The quarter ended March 31, 2025 included the sale of non-performing residential and consumer loans of $5.1 million.

At March 31, 2025 and December 31, 2024, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2025 and December 31, 2024, there were no loans that were past due 90 days or greater and still accruing interest.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2025 and December 31, 2024 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2025
Commercial real estate – investor	$9,175	$13,196	$11,019	$33,390	$5,166,747	$5,200,137
Commercial and industrial:
Commercial and industrial - real estate	1,695	622	598	2,915	893,732	896,647
Commercial and industrial - non-real estate	515	15	—	530	748,045	748,575
Total commercial and industrial	2,210	637	598	3,445	1,641,777	1,645,222
Residential real estate	19,580	569	2,802	22,951	3,030,367	3,053,318
Other consumer	655	224	1,962	2,841	223,792	226,633
Total loans	$31,620	$14,626	$16,381	$62,627	$10,062,683	$10,125,310
December 31, 2024
Commercial real estate – investor	$4,624	$8,880	$10,877	$24,381	$5,263,302	$5,287,683
Commercial and industrial:
Commercial and industrial - real estate	941	—	1,392	2,333	899,886	902,219
Commercial and industrial - non-real estate	3	—	16	19	647,926	647,945
Total commercial and industrial	944	—	1,408	2,352	1,547,812	1,550,164
Residential real estate	18,518	2,242	6,551	27,311	3,022,452	3,049,763
Other consumer	1,060	282	1,999	3,341	227,121	230,462
Total loans	$25,146	$11,404	$20,835	$57,385	$10,060,687	$10,118,072

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with Accounting Standards Update (“ASU”) 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of March 31, 2025 and December 31, 2024, loans with modifications to borrowers experiencing financial difficulty totaled $35.9 million and $30.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of March 31, 2025 or December 31, 2024.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents loans modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 (in thousands):

	Term Extension	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended March 31, 2025
Commercial real estate – investor	$5,160	$—	$—	$5,160	0.10%
	$5,160	$—	$—	$5,160	0.05%
For the three months ended March 31, 2024
Commercial and industrial - real estate	$—	$—	$2,994	$2,994	0.33%
Residential real estate	129	—	—	129	—
Other consumer	—	148	—	148	0.06
	$129	$148	$2,994	$3,271	—%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended March 31, 2025 and 2024 (in thousands):

	Current	90 Days or Greater past due		Total
March 31, 2025
Commercial real estate – investor	$24,275	$—		$24,275
	$24,275	$—		$24,275
March 31, 2024
Commercial real estate – investor	$7,758	$—		$7,758
Commercial and industrial - real estate	2,994	—		2,994
Residential real estate	258	153	(1)	411
Other consumer	419	—		419
	$11,429	$153		$11,582
(1) Represents one residential loan that defaulted during the period and had been modified within the previous 12 months.

Note 5. Deposits
The major types of deposits at March 31, 2025 and December 31, 2024 were as follows (in thousands):

Type of Account	March 31,	December 31,
	2025	2024
Non-interest-bearing	$1,660,738	$1,617,182
Interest-bearing checking	4,006,653	4,000,553
Money market deposit	1,337,570	1,301,197
Savings	1,052,504	1,066,438
Time deposits	2,119,558	2,080,972
Total deposits	$10,177,023	$10,066,342
Included in time deposits at March 31, 2025 and December 31, 2024 was $408.1 million and $457.2 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $370.5 million and $74.7 million at March 31, 2025 and December 31, 2024, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Borrowed Funds
Borrowed funds at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
FHLB advances	$891,021	$1,072,611
Securities sold under agreements to repurchase with customers	65,132	60,567
Other borrowings	197,808	197,546
Total borrowed funds	$1,153,961	$1,330,724
At March 31, 2025, there were $731.5 million of term advances and $159.5 million of overnight borrowings from the FHLB, as compared to $1.07 billion and none at December 31, 2024, respectively.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
March 31, 2025
FHLB and FRB	$7,230,312	$947,859	$8,178,171
Repurchase agreements	—	67,305	67,305
Total pledged assets	$7,230,312	$1,015,164	$8,245,476
December 31, 2024
FHLB and FRB	$7,427,247	$984,515	$8,411,762
Repurchase agreements	—	85,529	85,529
Total pledged assets	$7,427,247	$1,070,044	$8,497,291

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$746,168	$48,708	$697,460	$—
Equity investments	41,542	—	41,542	—
Interest rate derivative asset	72,757	—	72,757	—
Interest rate derivative liability	(72,821)	—	(72,821)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	45,823	—	—	40,163
Other real estate owned	1,917	—	—	1,917
Loans measured for impairment based on the fair value of the underlying collateral (3)	27,864	—	—	27,864
December 31, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$827,500	$49,466	$778,034	$—
Equity investments	40,447	—	40,447	—
Interest rate derivative asset	91,352	—	91,352	—
Interest rate derivative liability	(91,483)	—	(91,483)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	43,657	—	—	39,676
Other real estate owned	1,811	—	—	1,811
Loans measured for impairment based on the fair value of the underlying collateral (3)	25,148	—	—	25,148
(1)    As of March 31, 2025 and December 31, 2024, equity investments included $40.2 million and $39.7 million, respectively, of equity investments measured under the measurement alternative. There were no unrealized gains or losses for the three months ended March 31, 2025 and the year ended December 31, 2024.
(2)    As of March 31, 2025 and December 31, 2024, equity investments included $5.7 million and $4.0 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range of fair value adjustments may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three months ended March 31, 2025 and 2024.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of March 31, 2025 and December 31, 2024 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2025
Financial Assets:
Cash and due from banks	$163,721	$163,721	$—	$—
Debt securities held-to-maturity	1,005,476	—	926,074	—
Restricted equity investments	102,172	—	—	102,172
Loans receivable, net and loans held-for-sale	10,067,770	—	—	9,576,919
Financial Liabilities:
Deposits other than time deposits (1)	8,057,465	—	8,057,465	—
Time deposits	2,119,558	—	2,116,682	—
FHLB advances and other borrowings	1,088,829	—	1,104,088	—
Securities sold under agreements to repurchase with customers	65,132	65,132	—	—
December 31, 2024
Financial Assets:
Cash and due from banks	$123,615	$123,615	$—	$—
Debt securities held-to-maturity	1,045,875	—	952,917	—
Restricted equity investments	108,634	—	—	108,634
Loans receivable, net and loans held-for-sale	10,076,640	—	—	9,551,156
Financial Liabilities:
Deposits other than time deposits (1)	7,985,370	—	7,985,370	—
Time deposits	2,080,972	—	2,074,698	—
FHLB advances and other borrowings	1,270,157	—	1,264,260	—
Securities sold under agreements to repurchase with customers	60,567	60,567	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $16,000 and gains of $13,000 in commercial loan swap income resulting from the fair value adjustments for the three months ended March 31, 2025 and 2024, respectively.
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/losses reclassified from AOCI into income (in thousands):

	Three Months Ended March 31,
	2025	2024
AOCL balance at beginning of period, net of tax	$(87)	$(36)
Unrealized losses recognized in OCI	—	(949)
Losses reclassified from AOCI into interest income	64	259
AOCL balance at end of period, net of tax	$(23)	$(726)
During the twelve months ending March 31, 2026, the Company estimates that an additional $30,000 will be reclassified as a reduction to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of March 31, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,506,505	$72,757	$72,791
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	30
Total Derivatives	$1,606,505	$72,757	$72,821
As of December 31, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,468,022	$91,352	$91,368
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	115
Total Derivatives	$1,568,022	$91,352	$91,483
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third-party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no collateral posted by the Company with third parties at both March 31, 2025 and December 31, 2024. The amount of collateral received from third parties was $69.8 million and $93.3 million at March 31, 2025 and December 31, 2024, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $72.8 million and $91.5 million at March 31, 2025 and December 31, 2024, respectively.
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
The following table represents the classification of the Company’s Right of Use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		March 31,	December 31,
		2025	2024
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$16,067	$15,452
Finance lease ROU asset	Premises and equipment, net	1,013	1,071
Total lease ROU assets		$17,080	$16,523

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$17,646	$17,114
Finance lease liability	Other borrowings	1,353	1,421
Total lease liabilities		$18,999	$18,535
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $3.7 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively.
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

	March 31,	December 31,
	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	5.80 years	5.84 years
Finance lease	4.35 years	4.59 years
Weighted-Average Discount Rate
Operating leases	3.26%	3.08%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Expense
Operating lease expense	$1,203	$1,159
Finance lease expense:
Amortization of ROU assets	58	58
Interest on lease liabilities (1)	19	23
Total	$1,280	$1,240

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,289	$1,101
Operating cash flows from finance leases	19	23
Financing cash flows from finance leases	68	65
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2025	$263	$3,875
2026	350	4,528
2027	350	3,058
2028	350	1,891
2029	209	1,787
Thereafter	—	4,448
Total	1,522	19,587
Less: Imputed interest	(169)	(1,941)
Total lease liabilities	$1,353	$17,646
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$20,257	$21,642
Other assets	413	457
Total assets	20,670	22,099
Other liabilities	18,683	19,333
Net assets	$1,987	$2,766

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2024 Form 10-K. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2024. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 3.0 million shares. The stock repurchase plan has no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plan at any time. The Company repurchased 322,337 shares of its common stock during the three month period ended March 31, 2025. At March 31, 2025, there were 1,228,863 shares available for repurchase under the Company’s stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2025 through January 31, 2025	—	$—	—	1,551,200
February 1, 2025 through February 28, 2025	13,704	17.89	13,704	1,537,496
March 1, 2025 through March 31, 2025	308,633	16.97	308,633	1,228,863
For the three months ended March 31, 2025, there were 76,058 shares that were repurchased outside of the Company’s stock repurchase program at an average share price of $18.01. The Company repurchased these shares from employees that elected to sell to cover their withholding tax obligations on vested stock awards. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended March 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
10.1	Amended Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated March 28, 2025	Incorporated herein by reference from the Exhibit to Form 8-K filed on March 31, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 2, 2025	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	May 2, 2025	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer