Form 10-Q
period 2025-06-30
OCEANFIRST FINANCIAL CORP
filed 2025-08-04
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
As of July 30, 2025, there were 57,385,351 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2025	March 31, 2025	June 30, 2024
SELECTED FINANCIAL CONDITION DATA:
Total assets	$13,327,847	$13,309,278	$13,321,755
Loans receivable, net of allowance for loan credit losses	10,119,781	10,058,072	9,961,117
Deposits	10,232,442	10,177,023	9,994,017
Total stockholders’ equity	1,643,680	1,709,117	1,676,669
SELECTED OPERATING DATA:
Net interest income	87,636	86,652	82,263
Provision for credit losses	3,039	5,340	3,114
Other income	11,733	11,253	10,985
Operating expenses	71,474	64,294	58,620
Net income	19,085	21,463	24,432
Net income attributable to OceanFirst Financial Corp.	19,046	21,509	24,373
Net income available to common stockholders	16,200	20,505	23,369
Diluted earnings per share	0.28	0.35	0.40
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	28.64	29.27	28.67
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	71.43%	57.14%	50.00%
Stockholders’ equity to total assets	12.33	12.84	12.59
Return on average assets (2) (3) (4)	0.49	0.62	0.70
Return on average stockholders’ equity (2) (3) (4)	3.86	4.85	5.61
Net interest rate spread (5)	2.37	2.35	2.11
Net interest margin (2) (6)	2.91	2.90	2.71
Operating expenses to average assets (2) (4)	2.16	1.96	1.75
Efficiency ratio (4) (7)	71.93	65.67	62.86
Loan-to-deposit ratio (8)	99.50	99.50	100.30
ASSET QUALITY (9):
Non-performing loans (10)	$33,511	$36,970	$33,422
Non-performing assets (10)	41,191	38,887	33,422
Allowance for loan credit losses as a percent of total loans receivable (8) (11)	0.78%	0.78%	0.69%
Allowance for loan credit losses as a percent of total non-performing loans (10) (11)	236.54	213.14	205.97
Non-performing loans as a percent of total loans receivable (8) (10)	0.33	0.37	0.33
Non-performing assets as a percent of total assets (10)	0.31	0.29	0.25
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios are based on net income available to common stockholders.
(4) Performance ratios for the three months ended June 30, 2025 included a loss on redemption of preferred stock of $1.8 million and a net gain on equity investments of $488,000, or $373,000, net of tax expense. Performance ratios for the three months ended March 31, 2025 included a net gain on equity investments of $205,000, or $156,000, net of tax expense. Performance ratios for the three months ended June 30, 2024 included a net gain on equity investments of $887,000, or $699,000, net of tax expense.
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
(9) The quarter ended June 30, 2024 included a single commercial relationship exposure of $7.2 million, which was subsequently resolved in 2024.
(10) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans and assets generally consist of all loans 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and to reverse previously accrued interest.
(11) Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $5.0 million, $5.6 million, and $6.1 million at June 30, 2025, March 31, 2025 and June 30, 2024, respectively.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank N.A. (the “Bank”), a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas between Massachusetts and Virginia. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, sales of loans and investments, bank owned life insurance and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies, including the imposition of tariffs and retaliatory responses, and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the three months ended June 30, 2025, as compared to the prior linked quarter, were as follows:

•Loan Growth: Total loans increased $59.8 million, representing a 2% annualized growth rate, which included $131.7 million of commercial and industrial loan growth. The commercial loan pipeline reached a record high of $790.8 million, which increased 111% from $375.6 million in the linked quarter.
•Premier Banking: Launched in mid-April and is demonstrating strong progress with approximately 200 new relationships and $115.0 million in new deposits in the first few weeks of operation.
•Capital: The Company repurchased 1,003,550 shares during the quarter and redeemed all of its preferred stock. Book value per share decreased $0.63 to $28.64 as compared to the linked quarter.
During the current quarter, the Company redeemed all of its preferred stock for an aggregate payment of $57.4 million, at a redemption price of $25.00 per share, which resulted in a net loss on redemption of $1.8 million. Additionally, the current quarter included professional fees of $1.6 million related to recruitment fees for the Company’s recent commercial banking hires and non-recurring benefits of $1.1 million in other income.
Net income available to common stockholders for the three and six months ended June 30, 2025 decreased to $16.2 million and $36.7 million, respectively, or $0.28 and $0.63 per diluted share, as compared to $23.4 million and $51.0 million, or $0.40 and $0.87 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $1.0 million and $2.0 million for each of the three and six months ended June 30, 2025 and 2024, respectively.
On July 24, 2025, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended June 30, 2025, will be paid on August 15, 2025 to common stockholders of record on August 4, 2025.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and six months ended June 30, 2025, interest income included net loan fees of $1.2 million and $2.6 million, respectively, as compared to $708,000 and $1.4 million for the same prior year periods.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2025 and 2024. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$111,631	$1,090	3.92%	$132,574	$1,770	5.37%
Securities (2)	1,917,114	18,257	3.82	2,058,711	21,607	4.22
Loans receivable, net (3)
Commercial	6,786,611	100,004	5.91	6,845,988	102,620	6.03
Residential real estate	3,091,227	31,861	4.12	2,978,749	29,072	3.90
Home equity loans and lines and other consumer (“other consumer”)	225,311	3,613	6.43	246,024	4,357	7.12
Allowance for loan credit losses, net of deferred loan costs and fees	(66,364)	—	—	(58,270)	—	—
Loans receivable, net	10,036,785	135,478	5.41	10,012,491	136,049	5.46
Total interest-earning assets	12,065,530	154,825	5.14	12,203,776	159,426	5.25
Non-interest-earning assets	1,182,543			1,237,442
Total assets	$13,248,073			$13,441,218
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$3,990,602	20,605	2.07%	$3,862,060	21,043	2.19%
Money market	1,342,194	9,718	2.90	1,183,429	10,482	3.56
Savings	1,029,490	1,680	0.65	1,164,203	2,604	0.90
Time deposits	2,175,564	20,270	3.74	2,337,458	25,942	4.46
Total	8,537,850	52,273	2.46	8,547,150	60,071	2.83
Federal Home Loan Bank (“FHLB”) advances	880,746	9,933	4.52	711,801	8,746	4.94
Securities sold under agreements to repurchase	60,477	419	2.78	72,305	478	2.66
Other borrowings	260,655	4,564	7.02	541,266	7,868	5.85
Total borrowings	1,201,878	14,916	4.98	1,325,372	17,092	5.19
Total interest-bearing liabilities	9,739,728	67,189	2.77	9,872,522	77,163	3.14
Non-interest-bearing deposits	1,639,045			1,626,165
Non-interest-bearing liabilities	186,653			268,078
Total liabilities	11,565,426			11,766,765
Stockholders’ equity	1,682,647			1,674,453
Total liabilities and stockholders’ equity	$13,248,073			$13,441,218
Net interest income		$87,636			$82,263
Net interest rate spread (4)			2.37%			2.11%
Net interest margin (5)			2.91%			2.71%
Total cost of deposits (including non-interest-bearing deposits)			2.06%			2.37%

	For the Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$106,230	$2,073	3.94%	$147,883	$3,995	5.43%
Securities (2)	1,959,922	37,958	3.91	2,078,566	43,863	4.24
Loans receivable, net (3)
Commercial	6,783,823	198,265	5.89	6,885,518	207,041	6.05
Residential real estate	3,078,524	63,131	4.10	2,976,608	57,668	3.87
Other consumer	226,923	7,101	6.31	247,210	8,461	6.88
Allowance for loan credit losses, net of deferred loan costs and fees	(64,121)	—	—	(58,705)	—	—
Loans receivable, net	10,025,149	268,497	5.39	10,050,631	273,170	5.46
Total interest-earning assets	12,091,301	308,528	5.14	12,277,080	321,028	5.25
Non-interest-earning assets	1,188,506			1,221,889
Total assets	$13,279,807			$13,498,969
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,062,502	42,039	2.09%	$3,894,013	41,838	2.16%
Money market	1,332,154	19,070	2.89	1,137,716	19,653	3.47
Savings	1,043,674	3,465	0.67	1,259,960	7,066	1.13
Time deposits	2,046,927	38,745	3.82	2,375,760	51,369	4.35
Total	8,485,257	103,319	2.46	8,667,449	119,926	2.78
FHLB Advances	938,200	21,293	4.58	678,309	16,517	4.90
Securities sold under agreements to repurchase	62,385	846	2.73	70,403	889	2.54
Other borrowings	271,840	8,782	6.51	521,084	15,209	5.87
Total borrowings	1,272,425	30,921	4.90	1,269,796	32,615	5.17
Total interest-bearing liabilities	9,757,682	134,240	2.77	9,937,245	152,541	3.09
Non-interest-bearing deposits	1,618,622			1,630,374
Non-interest-bearing liabilities	204,702			257,603
Total liabilities	11,581,006			11,825,222
Stockholders’ equity	1,698,801			1,673,747
Total liabilities and stockholders’ equity	$13,279,807			$13,498,969
Net interest income		$174,288			$168,487
Net interest rate spread (4)			2.37%			2.16%
Net interest margin (5)			2.91%			2.76%
Total cost of deposits (including non-interest-bearing deposits)			2.06%			2.34%
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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024
Total assets decreased by $93.4 million to $13.33 billion, from $13.42 billion, primarily due to decreases in total debt securities. Debt securities available-for-sale decreased by $91.9 million to $735.6 million, from $827.5 million, primarily due to principal reductions, maturities and calls. Debt securities held-to-maturity decreased by $76.9 million to $969.0 million, from $1.05 billion, primarily due to principal repayments. Total loans increased by $67.0 million to $10.19 billion, from $10.12 billion, while the loan pipeline increased by $648.1 million to $954.8 million, from $306.7 million, primarily due to an increase in commercial loans of $593.3 million. Other assets decreased by $33.4 million to $152.3 million, from $185.7 million, primarily due to a decrease in market values associated with customer interest rate swap programs.
Total liabilities decreased by $34.3 million to $11.68 billion, from $11.72 billion primarily related to a funding mix-shift. Deposits increased by $166.1 million to $10.23 billion, from $10.07 billion, primarily due to an increase in time deposits. Time deposits increased to $2.30 billion, from $2.08 billion, representing 22.5% and 20.7% of total deposits, respectively. Time deposits included an increase in brokered time deposits of $448.1 million, partly offset by a decrease in retail time deposits of $229.4 million. The loan-to-deposit ratio was 99.5%, as compared to 100.5%. FHLB advances decreased by $133.9 million to $938.7 million, from $1.07 billion partly driven by a shift to slightly favorably priced brokered deposits.
Other liabilities decreased by $63.6 million to $234.8 million, from $298.4 million, primarily due to a decrease in the market values of derivatives associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at June 30, 2025, including the Company’s common equity tier one capital ratio which declined to 10.99%, driven primarily by stock repurchases and increased lending commitments.
Total stockholders’ equity decreased to $1.64 billion, as compared to $1.70 billion, primarily due to the redemption of preferred stock for $55.5 million and capital returns comprising of dividends and share repurchases, partially offset by net income. Additionally, accumulated other comprehensive loss decreased by $4.4 million primarily due to increases in the fair market value of available-for-sale debt securities, net of tax.
During the six months ended June 30, 2025, the Company repurchased 1,401,945 shares totaling $24.3 million representing a weighted average cost of $17.17. As of June 30, 2025, the Company had 226,284 shares available for repurchase under the authorized repurchase program. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares.
The Company’s stockholders’ equity to assets ratio was 12.33%, as compared to 12.69% and book value per share decreased to $28.64, as compared to $29.08, due to drivers noted above.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2025 and June 30, 2024
General
Net income available to common stockholders decreased to $16.2 million and $36.7 million, respectively, or $0.28 and $0.63 per diluted share, as compared to $23.4 million and $51.0 million, or $0.40 and $0.87 per diluted share, for the corresponding prior year periods. Net income for the three and six months ended June 30, 2025 included net gains on equity investments of $488,000 and $693,000, respectively, which increased net income by $373,000 and $529,000, net of tax. Additionally, net income available to common stockholders for the three and six months ended June 30, 2025 included a net loss on redemption of preferred stock of $1.8 million.
Net income for the three and six months ended June 30, 2024 included net gains on equity investments of $887,000 and $2.8 million, respectively. Net income for the six months ended June 30, 2024 also included a net gain on sale of a portion of its trust business of $1.2 million, and a special Federal Deposit Insurance Corporation (“FDIC”) assessment of $418,000. These items increased net income by $699,000 and $2.7 million, net of tax, for the three and six months ended June 30, 2024.
Interest Income
Interest income for the three and six months ended June 30, 2025 decreased to $154.8 million and $308.5 million, respectively, from $159.4 million and $321.0 million for the corresponding prior year periods. For the three and six months ended June 30, 2025, the average balance of interest-earning assets decreased by $138.2 million and $185.8 million, primarily due to a decrease in securities and, to a lesser extent, commercial loans. For the three and six months ended June 30, 2025, the yield on average interest-earning assets decreased to 5.14% for both current periods, from 5.25% for both the corresponding prior year periods.

Interest Expense
Three months ended June 30, 2025 vs. June 30, 2024
Interest expense for the three months ended June 30, 2025 decreased to $67.2 million from $77.2 million in the corresponding prior year period. The average balance of interest-bearing liabilities decreased by $132.8 million, primarily due to decreases in other borrowings, partly offset by an increase in FHLB advances. The cost of average interest-bearing liabilities decreased to 2.77% from 3.14% for the corresponding prior year period, primarily due to lower cost of deposits and, to a lesser extent, FHLB advances. The total cost of deposits decreased to 2.06% from 2.37% for the same prior year period.
Six months ended June 30, 2025 vs. June 30, 2024
Interest expense for the six months ended June 30, 2025 decreased to $134.2 million from $152.5 million in the corresponding prior year period. The average balance of interest-bearing liabilities decreased by $179.6 million, primarily due to decreases in total deposits and other borrowings, partly offset by an increase in FHLB advances. The cost of average interest-bearing liabilities decreased to 2.77% from 3.09% for the corresponding prior year period. The total cost of deposits decreased to 2.06% from 2.34% for the same prior year period.
Net Interest Income and Margin
Net interest income for the three and six months ended June 30, 2025 increased to $87.6 million and $174.3 million, respectively, from $82.3 million and $168.5 million for the corresponding prior year periods, primarily reflecting the net impact of the decreasing interest rate environment. The net interest margin for the three and six months ended June 30, 2025 increased to 2.91% for both current periods, from 2.71% and 2.76% for the same prior year periods, primarily due to the decrease in cost of funds outpacing the decrease in the yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses for the three and six months ended June 30, 2025 was $3.0 million and $8.4 million, respectively, as compared to $3.1 million and $3.7 million for the corresponding prior year periods. The current quarter provision was primarily driven by net loan charge-offs of $2.2 million, a net reserve build due to mix-shift into commercial and industrial loans, and an increase in unfunded credit commitments.

For the three and six months ended June 30, 2025 net loan charge-offs were $2.2 million and $2.9 million, respectively, as compared to $1.5 million and $1.8 million for the same prior year periods. The current quarter includes $1.6 million of charge-offs related to two commercial relationships related to the Company’s recent acquisition. Additionally, the current quarter includes charge-offs of $445,000 related to the sale of $2.2 million non-performing residential and consumer loans. The prior year includes the impact of a $1.6 million charge-off on a single commercial real estate relationship.
Non-interest Income
Three months ended June 30, 2025 vs. June 30, 2024
Other income increased to $11.7 million, as compared to $11.0 million. Other income was favorably impacted by non-core operations related to net gains on equity investments of $488,000 in the current quarter, and $887,000 for the prior year quarter. The remaining increase of $1.1 million was primarily driven by increases related to net gain on sale of loans of $757,000 and non-recurring other income of $1.1 million, partly offset by a loss on other real estate operations of $260,000.
Six months ended June 30, 2025 vs. June 30, 2024
Other income decreased to $23.0 million, as compared to $23.3 million. Other income was favorably impacted by non-core operations of $693,000 related to net gains on equity investments in the current quarter. The prior year other income was favorably impacted by non-core operations of $4.0 million related to net gains on equity investments and sale of a portion of the Company’s trust business. The remaining increase of $3.0 million was primarily driven by increases related to net gain on sale of loans of $1.3 million, commercial loan swap income of $448,000 and non-recurring other income of $1.9 million in the current period, partly offset by a loss on other real estate operations of $276,000.
Non-interest Expense
Three months ended June 30, 2025 vs. June 30, 2024
Operating expenses increased to $71.5 million, as compared to $58.6 million. The primary driver was an increase in compensation and benefits of $7.1 million, mostly due to acquisitions at the end of the prior year, annual merit increases, and the additional commercial banking teams hired during the current quarter. Additional drivers were increases in professional fees of $2.2 million, primarily due to recruitment fees, other operating expenses of $1.9 million, mostly due to additional loan servicing expense, data processing expense of $790,000, partly due to acquisitions at the end of the prior year, and increased marketing spend of $366,000.
Six months ended June 30, 2025 vs. June 30, 2024
Operating expenses increased to $135.8 million, as compared to $117.3 million. Operating expenses were adversely impacted by non-core operations related to FDIC special assessment in the prior year of $418,000. The remaining increase of $18.9 million was driven by an increase in compensation and benefits of $11.1 million, mostly due to acquisitions at the end of the prior year, annual merit increases, and the additional commercial banking team hires. Additional drivers were increases in other operating expenses of $2.9 million, mostly due to additional loan servicing expense, professional fees of $1.9 million, primarily due to the recruitment fees, data processing of $1.5 million, partly due to acquisitions at the end of the prior year, occupancy of $577,000, and marketing of $484,000.
Income Tax Expense
The provision for income taxes was $5.8 million and $12.6 million for the three and six months ended June 30, 2025, respectively, as compared to $7.1 million and $17.7 million for the same prior year periods. The effective tax rate was 23.2% and 23.7% for the three and six months ended June 30, 2025, respectively, as compared to 22.5% and 25.0% for the same prior year periods. The effective tax rate for the six months ended June 30, 2024 was negatively impacted by 1.6% due to a non-recurring write-off of a deferred tax asset of $1.2 million.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of June 30, 2025, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of June 30, 2025, total on-balance sheet liquidity and funding capacity was $3.5 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of the government deposits are protected by FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At June 30, 2025, the Bank reported $6.11 billion of estimated uninsured deposits in its Call Report. This total included $2.54 billion of collateralized government deposits and $1.84 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.73 billion, or 16.7% of total deposits. On-balance-sheet liquidity and funding capacity represented 199% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt and common stock. For the six months ended June 30, 2025, the Parent Company received dividend payments of $62.0 million from the Bank. At June 30, 2025, the Parent Company held $61.6 million in cash and cash equivalents.

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, other borrowings and proceeds from the sale of loans and investments. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment sales are greatly influenced by interest rates, economic conditions, and competition. The Bank has other sources of liquidity if a need for additional funds arises, including lines of credit at multiple financial institutions and access to the FRB Discount Window.
As of June 30, 2025, the Company pledged $7.32 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a letter of credit to collateralize certain municipal deposits. The Company also pledged $983.6 million of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $938.7 million of FHLB advances, including $137.0 million of overnight borrowings as of June 30, 2025, as compared to $1.07 billion of FHLB term advances and no outstanding overnight borrowings from the FHLB at December 31, 2024.
The Company’s cash needs for the six months ended June 30, 2025 were primarily satisfied by principal repayments of debt securities and the increase in deposits, and primarily utilized for the repayment of FHLB advances and the redemption of preferred stock.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At June 30, 2025, outstanding commitments to originate loans totaled $954.8 million and outstanding undrawn lines of credit totaled $1.45 billion, of which $1.15 billion were commitments to commercial and commercial construction borrowers and $298.5 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At June 30, 2025, the Company also had various contractual obligations, which included debt obligations of $1.20 billion, including finance lease obligations of $1.3 million, and an additional $16.5 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.25 billion at June 30, 2025. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through other privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and six months ended June 30, 2025, the Company repurchased 1,003,550 and 1,401,945 shares of its common stock, respectively, totaling $17.4 million and $24.3 million, respectively. Of these repurchased shares for the three and six months ended June 30, 2025, 971 and 77,029 shares were repurchased outside of the Company’s stock repurchase program. The Company repurchased these shares from employees that elected to sell shares to cover their withholding tax obligations on vested stock awards and options. At June 30, 2025, there were 226,284 shares available to be repurchased under the authorized stock repurchase program. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares.
Cash dividends on common stock declared and paid during the six months ended June 30, 2025 were $23.3 million. Cash dividends on preferred stock declared and paid during the six months ended June 30, 2025 were $2.0 million. On May 15, 2025, the Company redeemed all 57,370 shares of its 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A. The aggregate payment of $57.4 million, at a redemption price of $25.00 per share, resulted in a net loss on redemption of $1.8 million.
The Company’s ability to continue to repurchase shares of common stock and pay dividends remains dependent upon capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. If applicable regulations or regulators prevent the Bank from paying a dividend to the Company, the Company may not have the liquidity necessary to repurchase shares of common stock or pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Company from either paying or increasing the cash dividend to common stockholders. These regulatory policies may affect the ability of the Parent Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
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
Additionally, management performs multiple capital stress test scenarios periodically, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of June 30, 2025, the Bank and Parent Company continued to maintain adequate capital under all stress scenarios. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
Regulatory Capital Requirements
As of June 30, 2025 and December 31, 2024, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2025	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,176,655	9.26%	$508,466	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,101,430	10.99	701,546	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,176,655	11.74	851,878	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,358,684	13.56	1,052,319	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,148,368	9.10%	$504,941	4.00%		$631,176	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,148,368	11.56	695,569	7.00	(1)	645,886	6.50
Tier 1 capital (to risk-weighted assets)	1,148,368	11.56	844,620	8.50	(1)	794,936	8.00
Total capital (to risk-weighted assets)	1,230,397	12.38	1,043,354	10.50	(1)	993,670	10.00
As of December 31, 2024
Company:
Tier 1 capital (to average assets)	$1,235,832	9.50%	$520,239	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,105,180	11.17	692,897	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,235,832	12.49	841,375	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,437,278	14.52	1,039,345	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,161,564	8.99%	$516,798	4.00%		$645,998	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,161,564	11.83	687,383	7.00	(1)	638,284	6.50
Tier 1 capital (to risk-weighted assets)	1,161,564	11.83	834,679	8.50	(1)	785,580	8.00
Total capital (to risk-weighted assets)	1,238,011	12.61	1,031,074	10.50	(1)	981,975	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At June 30, 2025 and December 31, 2024, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.

At June 30, 2025 and December 31, 2024, the Company maintained a stockholders’ equity to total assets ratio of 12.33% and 12.69%, respectively.
Lending Activities
Loan Portfolio Composition. At June 30, 2025, the Company had total loans outstanding of $10.19 billion, of which $5.07 billion, or 49.8% of total loans, were investor owned commercial real estate, multi-family, and construction (including residential development loans), (collectively, “commercial real estate - investor”). The remainder of the portfolio consisted of commercial and industrial loans of which $914.4 million were commercial and industrial - real estate, or 9.0% of total loans; and $862.5 million were commercial and industrial - non-real estate loans, or 8.5% of total loans; $3.12 billion were residential real estate loans, or 30.6% of total loans; and $220.8 million were consumer loans, primarily home equity loans and lines of credit, or 2.2% of total loans.
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
Commercial Real Estate - Investor Owned. At June 30, 2025, the Bank’s total investor owned commercial real estate loans outstanding were $5.07 billion, or 49.8% of total loans, as compared to $5.29 billion, or 52.3% of total loans at December 31, 2024. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.
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
The following table presents the Company’s commercial real estate - investor owned loans by industry as of June 30, 2025:

	As of June 30, 2025
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$491,150	11%	48%	1.9x
Medical	274,962	6	56	1.8
Credit Tenant	257,308	6	65	1.5
Total Office (3)	1,023,420	23	55	1.8
Retail	1,021,210	23	53	2.0
Multi-family (4)	833,065	19	62	1.7
Industrial/warehouse	731,256	16	48	2.2
Hospitality	174,935	4	46	2.0
Other (5)	671,282	15	59	1.1
Total	4,455,168	100%	55	1.8
Construction	612,957
Total CRE investor owned	$5,068,125
(1) Represents the weighted average of loan balances as of June 30, 2025 divided by their most recent appraisal value, which is generally obtained at the time of origination.

(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Central business district (“CBD”) exposure represented $120 million, or 7.3%, of the total office loan balance at June 30, 2025. Office CBD loans had a weighted average LTV of 54% and weighted average debt service coverage ratio of 1.8x at June 30, 2025. $85 million, or 71%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at June 30, 2025. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at June 30, 2025.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represented $31 million, or 0.23% of the Company’s total assets at June 30, 2025.
(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of June 30, 2025:

	As of June 30, 2025
(dollars in thousands)	Amount	Percent of Total
New York	$1,388,009	31%
Pennsylvania and Delaware	1,251,376	28
New Jersey	1,152,285	26
Massachusetts	127,915	3
Maryland and District of Columbia	142,770	3
Other	392,813	9
Total	4,455,168	100%
Construction	612,957
Total CRE investor owned	$5,068,125
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate acquired through foreclosure. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	June 30,	December 31,
	2025	2024
	(dollars in thousands)
Non-performing assets (1):
Commercial real estate – investor	$20,457	$17,000
Commercial and industrial:
Commercial and industrial - real estate	4,499	4,787
Commercial and industrial - non-real estate	311	32
Total commercial and industrial	4,810	4,819
Residential real estate (2)	5,318	10,644
Other consumer (2)	2,926	3,064
Total non-performing loans	33,511	35,527
Other real estate owned	7,680	1,811
Total non-performing assets	$41,191	$37,338
PCD loans, net of allowance for loan credit losses	$20,934	$22,006
Delinquent loans 30-89 days	$14,740	$36,550
Allowance for loan credit losses as a percent of total loans (3)	0.78%	0.73%
Allowance for loan credit losses as a percent of total non-performing loans (3)	236.54	207.19
Non-performing loans as a percent of total loans receivable	0.33	0.35
Non-performing assets as a percent of total assets	0.31	0.28
(1)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
(2)The six months ended June 30, 2025 included the sale of non-performing residential and consumer loans of $7.3 million.

(3)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $5.0 million and $6.0 million at June 30, 2025 and December 31, 2024, respectively.
Overall asset quality metrics remained stable. The Company’s non-performing loans represented 0.33% and 0.35% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 236.54%, as compared to 207.19%. The level of 30 to 89 days delinquent loans decreased to $14.7 million, from $36.6 million. The Company’s other real estate owned increased to $7.7 million from $1.8 million, primarily due to one commercial loan. The Company’s allowance for loan credit losses to total loans was 0.78%, as compared to 0.73%.

The Company classifies loans (other than loans held-for-sale) and other real estate owned in accordance with regulatory guidelines. The table below represents Special Mention and Substandard loans (other than loans held-for-sale) and other real estate owned (in thousands):

	June 30,	December 31,
	2025	2024
Special Mention	$21,521	$54,524
Substandard	131,792	105,344
Total	$153,313	$159,868
Special mention and substandard loans (other than loans held-for-sale) and other real estate owned decreased by $6.6 million to $153.3 million at June 30, 2025 from $159.9 million at December 31, 2024. Net migrations from special mention to substandard were primarily due to one commercial relationship totaling $21.3 million which migrated during the six months ended June 30, 2025.
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

Goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, was a critical accounting estimate in the preparation of the consolidated financial statements at June 30, 2025 and December 31, 2024.
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
In November 2024, FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in this ASU require expanded disclosure and disaggregation of certain costs and expenses including, but not limited to, purchases of inventory, employee compensation, depreciation, depletion, and amortization. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In November 2024, FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2025, and for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In May 2025, FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810)”. The amendments in this ASU require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquired is a variable interest entity, to determine which entity is the accounting acquirer. The amendment requires that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statement.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this news release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in investor sentiment and consumer spending, borrowing and saving habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.

These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings. These risks should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
The principal objectives of the IRR management function are to: evaluate the IRR inherent in the Company’s business; determine the level of risk appropriate given the Company’s business focus, operating and interest rate environment, capital and liquidity requirements, and performance objectives; and manage the risk consistent with Board approved guidelines. The Company maintains an Asset Liability Committee (“ALCO”) consisting of members of management, responsible for reviewing asset liability policies and the IRR position. ALCO meets regularly and reports the Company’s IRR position and trends to the Board on a regular basis.
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
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 7, Fair Value Measurements to the Consolidated Financial Statements. However, for non-maturity deposits, the fair value differs for EVE as it also considers the likelihood of deposit withdrawals and the current weighted average deposit rate relative to market rates. The Company’s weighted average age of non-maturity deposit accounts is approximately 12.1 years, and the weighted average cost was 2.04%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(3.7)%	(2.2)%	(6.2)%	(0.8)%
200	(1.8)	(0.9)	(3.6)	0.1
100	(0.6)	(0.1)	(1.5)	0.4
Static	—	—	—	—
(100)	(0.3)	(0.2)	1.5	(0.5)
(200)	(2.5)	(0.7)	1.8	(1.3)
(300)	(7.0)	(1.4)	(0.6)	(2.6)
The net interest income sensitivity results indicate that at June 30, 2025 the Company was modestly liability sensitive to rising rate scenarios and modestly asset sensitive to falling rate scenarios. The change in sensitivity between June 30, 2025 and December 31, 2024 was impacted by an increase in fixed-rate loans, a decrease in floating-rate investments and a deposit mix shift within non-maturity deposits into lower betas, partially offset by an increase in short-term time deposits, and overnight and short-term borrowings.

Overall, the measure of EVE at risk decreased in both rising and falling rate scenarios from December 31, 2024 to June 30, 2025. This was the result of an increase in fixed-rate loans, a decrease in floating-rate investments and a deposit mix shift within non-maturity deposits into lower betas and longer average lives as well as a reduction in deposit costs.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$170,599	$123,615
Debt securities available-for-sale, at estimated fair value	735,561	827,500
Debt securities held-to-maturity, net of allowance for securities credit losses of $809 at June 30, 2025 and $967 at December 31, 2024 (estimated fair value of $896,090 at June 30, 2025 and $952,917 at December 31, 2024)	968,969	1,045,875
Equity investments	87,808	84,104
Restricted equity investments, at cost	106,538	108,634
Loans receivable, net of allowance for loan credit losses of $79,266 at June 30, 2025 and $73,607 at December 31, 2024	10,119,781	10,055,429
Loans held-for-sale	15,744	21,211
Interest and dividends receivable	44,032	45,914
Other real estate owned	7,680	1,811
Premises and equipment, net	113,474	115,256
Bank owned life insurance	271,184	270,208
Goodwill	523,308	523,308
Intangibles	10,834	12,680
Other assets	152,335	185,702
Total assets	$13,327,847	$13,421,247
Liabilities and Stockholders’ Equity
Deposits	$10,232,442	$10,066,342
Federal Home Loan Bank (“FHLB”) advances	938,687	1,072,611
Securities sold under agreements to repurchase with customers	61,490	60,567
Other borrowings	198,019	197,546
Advances by borrowers for taxes and insurance	18,759	23,031
Other liabilities	234,770	298,393
Total liabilities	11,684,167	11,718,490
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 0 and 57,370 shares issued at June 30, 2025 and December 31, 2024, respectively.	—	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,904,241 and 62,182,767 shares issued at June 30, 2025 and December 31, 2024, respectively; and 57,383,975 and 58,554,871 shares outstanding at June 30, 2025 and December 31, 2024, respectively	625	613
Additional paid-in capital	1,115,441	1,168,321
Retained earnings	655,095	641,727
Accumulated other comprehensive loss	(11,437)	(15,853)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(1,922)	(2,542)
Treasury stock, 5,520,266 and 4,118,321 shares at June 30, 2025 and December 31, 2024, respectively	(114,956)	(90,617)
OceanFirst Financial Corp. stockholders’ equity	1,642,846	1,701,650
Non-controlling interest	834	1,107
Total stockholders’ equity	1,643,680	1,702,757
Total liabilities and stockholders’ equity	$13,327,847	$13,421,247

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Interest income:
Loans	$135,478	$136,049	$268,497	$273,170
Debt securities	15,950	19,039	33,220	38,900
Equity investments and other	3,397	4,338	6,811	8,958
Total interest income	154,825	159,426	308,528	321,028
Interest expense:
Deposits	52,273	60,071	103,319	119,926
Borrowed funds	14,916	17,092	30,921	32,615
Total interest expense	67,189	77,163	134,240	152,541
Net interest income	87,636	82,263	174,288	168,487
Provision for credit losses	3,039	3,114	8,379	3,705
Net interest income after provision for credit losses	84,597	79,149	165,909	164,782
Other income (loss):
Bankcard services revenue	1,619	1,571	3,082	2,987
Trust and asset management revenue	374	419	780	945
Fees and service charges	4,969	5,015	9,681	9,488
Net gain on sales of loans	1,177	420	2,035	777
Net gain on equity investments	488	887	693	2,810
Net loss from other real estate operations	(260)	—	(276)	—
Income from bank owned life insurance	1,786	1,726	3,638	3,588
Commercial loan swap income	207	241	827	379
Other	1,373	706	2,526	2,297
Total other income	11,733	10,985	22,986	23,271
Operating expenses:
Compensation and employee benefits	40,242	33,136	76,982	65,895
Occupancy	5,454	5,175	10,951	10,374
Equipment	869	1,068	1,790	2,198
Marketing	1,541	1,175	2,649	2,165
Federal deposit insurance and regulatory assessments	2,898	2,685	5,881	5,820
Data processing	6,808	6,018	13,455	11,974
Check card processing	1,156	1,075	2,326	2,125
Professional fees	4,336	2,161	6,761	4,893
Amortization of intangibles	906	810	1,846	1,654
Other operating expenses	7,264	5,317	13,127	10,194
Total operating expenses	71,474	58,620	135,768	117,292
Income before provision for income taxes	24,856	31,514	53,127	70,761
Provision for income taxes	5,771	7,082	12,579	17,719
Net income	19,085	24,432	40,548	53,042
Net income (loss) attributable to non-controlling interest	39	59	(7)	2
Net income attributable to OceanFirst Financial Corp.	19,046	24,373	40,555	53,040
Dividends on preferred shares	1,004	1,004	2,008	2,008
Loss on redemption of preferred stock	1,842	—	1,842	—
Net income available to common stockholders	$16,200	$23,369	$36,705	$51,032
Basic earnings per share	$0.28	$0.40	$0.63	$0.87
Diluted earnings per share	$0.28	$0.40	$0.63	$0.87
Average basic shares outstanding	57,738	58,356	57,889	58,489
Average diluted shares outstanding	57,740	58,357	57,891	58,490
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$19,085	$24,432	$40,548	$53,042
Other comprehensive income:
Net unrealized gain on debt securities (net of tax expense of $542 and $1,330 in 2025 and $710 and $1,344 in 2024, respectively)	1,693	2,226	4,166	4,219
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $74 and $118 in 2025 and $40 and $82 in 2024, respectively)	109	57	173	118
Unrealized loss on derivative hedges (net of tax benefit of $31 and $30 in 2025 and $98 and $400 in 2024, respectively)	(93)	(306)	(93)	(1,255)
Reclassification adjustment for losses included in net income (net of tax expense of $35 and $55 in 2025 and $81 and $190 in 2024, respectively)	106	253	170	595
Total other comprehensive income, net of tax	1,815	2,230	4,416	3,677
Total comprehensive income	20,900	26,662	44,964	56,719
Less: comprehensive income (loss) attributable to non-controlling interest	39	59	(7)	2
Comprehensive income attributable to OceanFirst Financial Corp.	20,861	26,603	44,971	56,717
Less: dividends on preferred shares	1,004	1,004	2,008	2,008
Less: loss on redemption of preferred stock	1,842	—	1,842	—
Total comprehensive income available to common stockholders	$18,015	$25,599	$41,121	$54,709
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2025 and 2024

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at March 31, 2024	$1	$613	$1,163,282	$608,355	$(19,415)	$(3,470)	$(84,254)	$725	$1,665,837
Net income	—	—	—	24,373	—	—	—	59	24,432
Other comprehensive income, net of tax	—	—	—	—	2,230	—	—	—	2,230
Stock compensation	—	—	1,591	—	—	—	—	—	1,591
Allocation of ESOP stock	—	—	(60)	—	—	309	—	—	249
Cash dividend - $0.20 per share	—	—	—	(11,703)	—	—	—	—	(11,703)
Repurchase 338,087 shares of common stock	—	—	—	—	—	—	(4,963)	—	(4,963)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at June 30, 2024	$1	$613	$1,164,813	$620,021	$(17,185)	$(3,161)	$(89,217)	$784	$1,676,669

Balance at March 31, 2025	$1	$625	$1,170,179	$650,546	$(13,252)	$(2,232)	$(97,545)	$795	$1,709,117
Net income	—	—	—	19,046	—	—	—	39	19,085
Other comprehensive income, net of tax	—	—	—	—	1,815	—	—	—	1,815
Stock compensation	—	—	808	—	—	—	—	—	808
Allocation of ESOP stock	—	—	(36)	—	—	310	—	—	274
Cash dividend - $0.20 per share	—	—	—	(11,651)	—	—	—	—	(11,651)
Exercise of stock options	—	—	17	—	—	—	—	—	17
Repurchase of 1,003,550 shares of common stock	—	—	—	—	—	—	(17,411)	—	(17,411)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Redemption of preferred stock	(1)	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Balance at June 30, 2025	$—	$625	$1,115,441	$655,095	$(11,437)	$(1,922)	$(114,956)	$834	$1,643,680

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2025 and 2024

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945
Net income	—	—	—	53,040	—	—	—	2	53,042
Other comprehensive income, net of tax	—	—	—	—	3,677	—	—	—	3,677
Stock compensation	—	—	3,132	—	—	—	—	—	3,132
Allocation of ESOP stock	—	—	(103)	—	—	619	—	—	516
Cash dividend - $0.40 per share	—	—	—	(23,553)	—	—	—	—	(23,553)
Repurchase 1,295,914 shares of common stock	—	—	29	—	—	—	(20,111)	—	(20,082)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Balance at June 30, 2024	$1	$613	$1,164,813	$620,021	$(17,185)	$(3,161)	$(89,217)	$784	$1,676,669

Balance at December 31, 2024	$1	$613	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757
Net income (loss)	—	—	—	40,555	—	—	—	(7)	40,548
Other comprehensive income, net of tax	—	—	—	—	4,416	—	—	—	4,416
Stock compensation	—	12	2,534	—	—	—	—	—	2,546
Allocation of ESOP stock	—	—	(54)	—	—	620	—	—	566
Cash dividend - $0.40 per share	—	—	—	(23,337)	—	—	—	—	(23,337)
Exercise of stock options	—	—	136	—	—	—	—	—	136
Repurchase 1,401,945 shares of common stock	—	—	31	—	—	—	(24,339)	—	(24,308)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Redemption of preferred stock	(1)	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(266)	(266)
Balance at June 30, 2025	$—	$625	$1,115,441	$655,095	$(11,437)	$(1,922)	$(114,956)	$834	$1,643,680
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$40,548	$53,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,083	5,696
Allocation of ESOP stock	566	516
Stock compensation	2,546	3,132
Net excess tax expense on stock compensation	195	365
Amortization of servicing asset	163	120
Net premium amortization in excess of discount accretion on securities	82	349
Net amortization of deferred costs on borrowings	239	309
Amortization of intangibles	1,846	1,654
Net accretion of purchase accounting adjustments	(691)	(2,056)
Net amortization of deferred fees/costs and premiums/discounts on loans	(4,668)	(1,103)
Provision for credit losses	8,379	3,705
Net loss on sale of other real estate owned	22	—
Net loss (gain) on sale of fixed assets	2	(168)
Net loss on sales of available-for-sale securities	56	106
Net gain on equity investments	(693)	(2,810)
Net gain on sales of loans	(2,035)	(777)
Proceeds from sales of residential loans held for sale	249,458	75,786
Residential loans originated for sale	(241,956)	(71,905)
Write down of other real estate owned	194	—
Increase in value of bank owned life insurance	(3,638)	(4,181)
Decrease in interest and dividends receivable	1,882	898
Deferred tax (benefit) provision	(39)	920
Decrease (increase) in other assets	33,053	(23,414)
(Decrease) increase in other liabilities	(63,797)	29,644
Total adjustments	(13,751)	16,786
Net cash provided by operating activities	26,797	69,828
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(56,273)	174,954
Proceeds from sales of non-performing loans	6,361	—
Purchase of loan pools	(26,859)	—
Discounts received on purchased loan pool	2,562	—
Purchase of debt securities available-for-sale	(51,661)	(14,280)
Purchase of debt securities held-to-maturity	—	(6,069)
Purchase of equity investments	(3,220)	(1,495)
Proceeds from maturities and calls of debt securities available-for-sale	3,250	15,410
Proceeds from maturities and calls of debt securities held-to-maturity	27,004	11,490
Proceeds from sales of debt securities available-for-sale	5,444	2,394
Principal repayments on debt securities available-for-sale	139,898	34,496
Principal repayments on debt securities held-to-maturity	51,515	49,286
Proceeds from bank owned life insurance	2,662	2,812
Proceeds from the redemption of restricted equity investments	127,306	55,020
Purchases of restricted equity investments	(125,210)	(53,933)
Proceeds from sale of other real estate owned	402	—
Purchases of premises and equipment	(3,249)	(4,862)
Proceeds from disposal of premises and equipment	—	3,369
Net cash provided by investing activities	99,932	268,592

OceanFirst Financial Corp.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$166,102	$(440,854)
Increase in short-term borrowings	885	6,807
Net repayment of FHLB advances	(133,924)	(59,299)
Net proceeds from other borrowings	—	227,495
(Decrease) increase in advances by borrowers for taxes and insurance	(4,272)	2,761
Exercise of stock options	136	—
Payment of employee taxes withheld from stock awards and phantom stock units	(1,383)	(2,207)
Purchase of treasury stock	(24,308)	(20,082)
Dividends paid	(25,345)	(25,561)
Redemption of preferred stock	(57,370)	—
Distributions to non-controlling interest	(266)	—
Net cash used in provided by financing activities	(79,745)	(310,940)
Net increase in cash and due from banks and restricted cash	46,984	27,480
Cash and due from banks and restricted cash at beginning of period	123,615	153,718
Cash and due from banks and restricted cash at end of period	$170,599	$181,198
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$123,615	$153,718
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$123,615	$153,718
Cash and due from banks at end of period	$170,599	$181,198
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$170,599	$181,198
Cash paid during the period for:
Interest	$133,527	$145,401
Income taxes	12,957	19,704
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	291	200
Net loan charge-offs	2,854	1,801
Transfer of securities from held-to-maturity to available-for-sale	—	500
Transfer of loans receivable to other real estate owned	6,487	—
Transfer of loans receivable to loans held-for-sale	6,361	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; Spring Garden Capital Group, LLC (and its subsidiaries), and a majority controlling interest in Trident Abstract Title Agency, LLC (“Trident”). All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the full year 2025 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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
Segment Reporting
The Company’s operations are solely in the financial services industry and provide a range of regional community banking services to retail and commercial customers. The Company operates throughout New Jersey and in the major metropolitan areas between Massachusetts and Virginia.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding	58,030	58,667	58,284	58,937
Less: Unallocated ESOP shares	(107)	(173)	(115)	(181)
Unallocated incentive award shares	(185)	(138)	(280)	(267)
Average basic shares outstanding	57,738	58,356	57,889	58,489
Add: Effect of dilutive securities:
Incentive awards	2	1	2	1
Average diluted shares outstanding	57,740	58,357	57,891	58,490
For the three and six months ended June 30, 2025, antidilutive stock options of 1,532,000 and 1,561,000, respectively, were excluded from the earnings per share calculation. For the three and six months ended June 30, 2024, antidilutive stock options of 1,680,000 for both periods were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at June 30, 2025 and December 31, 2024 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At June 30, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$59,254	$4	$(3,516)	$55,742	$—
Corporate debt securities	22,071	295	(278)	22,088	—
Asset-backed securities	140,653	136	(50)	140,739	—
Mortgage-backed securities (“MBS”):
Agency residential	419,213	902	(753)	419,362	—
Agency commercial	108,591	—	(10,961)	97,630	—
Total mortgage-backed securities	527,804	902	(11,714)	516,992	—
Total debt securities available-for-sale	$749,782	$1,337	$(15,558)	$735,561	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$183,589	$150	$(12,958)	$170,781	$(27)
Corporate debt securities	55,677	252	(625)	55,304	(588)
Mortgage-backed securities:
Agency residential	633,637	1,065	(55,702)	579,000	—
Agency commercial	79,035	6	(5,487)	73,554	—
Non-agency commercial	17,840	—	(389)	17,451	(194)
Total mortgage-backed securities	730,512	1,071	(61,578)	670,005	(194)
Total debt securities held-to-maturity	$969,778	$1,473	$(75,161)	$896,090	$(809)
Total debt securities	$1,719,560	$2,810	$(90,719)	$1,631,651	$(809)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$62,396	$11	$(5,022)	$57,385	$—
Corporate debt securities	14,042	43	(762)	13,323	—
Asset-backed securities	197,116	235	(84)	197,267	—
Mortgage-backed securities:
Agency residential	465,108	1,256	(801)	465,563	—
Agency commercial	108,610	—	(14,648)	93,962	—
Total mortgage-backed securities	573,718	1,256	(15,449)	559,525	—
Total debt securities available-for-sale	$847,272	$1,545	$(21,317)	$827,500	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$201,369	$199	$(13,665)	$187,903	$(31)
Corporate debt securities	65,350	775	(1,416)	64,709	(734)
Mortgage-backed securities:
Agency residential	680,052	44	(73,110)	606,986	—
Agency commercial	79,925	1	(5,878)	74,048	—
Non-agency commercial	20,146	—	(875)	19,271	(202)
Total mortgage-backed securities	780,123	45	(79,863)	700,305	(202)
Total debt securities held-to-maturity	$1,046,842	$1,019	$(94,944)	$952,917	$(967)
Total debt securities	$1,894,114	$2,564	$(116,261)	$1,780,417	$(967)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for securities credit losses
Beginning balance	$(898)	$(1,058)	$(967)	$(1,133)
Benefit for credit losses	89	100	158	175
Total ending allowance balance	$(809)	$(958)	$(809)	$(958)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at June 30, 2025, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of June 30, 2025
State and municipal debt obligations	$183,589	$—	$183,589
Corporate debt securities	42,723	12,954	55,677
Non-agency commercial MBS	17,840	—	17,840
Total debt securities held-to-maturity	$244,152	$12,954	$257,106
There were $56,000 of realized losses on sale of debt securities available-for-sale for both the three and six months ended June 30, 2025, as compared to $4,000 of realized gains and $106,000 of realized losses for the corresponding prior year periods. These realized gains/losses on debt securities are presented within Other and included within Total other income on the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at June 30, 2025 by contractual maturity are shown below (in thousands):

June 30, 2025	Amortized Cost	Estimated Fair Value
Less than one year	$27,939	$27,749
Due after one year through five years	182,411	175,331
Due after five years through ten years	166,697	164,505
Due after ten years	84,197	77,069
	$461,244	$444,654
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2025, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost of $77.2 million, $49.6 million, and $140.7 million, respectively, and an estimated fair value of $76.8 million, $48.3 million, and $140.7 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at June 30, 2025 and December 31, 2024, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
At June 30, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$2,429	$(1)	$51,067	$(3,515)	$53,496	$(3,516)
Corporate debt securities	4,000	—	4,722	(278)	8,722	(278)
Asset-backed securities	42,333	(36)	5,986	(14)	48,319	(50)
MBS:
Agency residential	231,636	(753)	—	—	231,636	(753)
Agency commercial	493	(2)	97,137	(10,959)	97,630	(10,961)
Total MBS	232,129	(755)	97,137	(10,959)	329,266	(11,714)
Total debt securities available-for-sale	280,891	(792)	158,912	(14,766)	439,803	(15,558)
Debt securities held-to-maturity:
State and municipal debt obligations	7,985	(31)	151,858	(12,927)	159,843	(12,958)
Corporate debt securities	2,220	(30)	23,710	(595)	25,930	(625)
MBS:
Agency residential	34,872	(552)	457,112	(55,150)	491,984	(55,702)
Agency commercial	1,727	(6)	71,004	(5,481)	72,731	(5,487)
Non-agency commercial	—	—	17,451	(389)	17,451	(389)
Total MBS	36,599	(558)	545,567	(61,020)	582,166	(61,578)
Total debt securities held-to-maturity	46,804	(619)	721,135	(74,542)	767,939	(75,161)
Total debt securities	$327,695	$(1,411)	$880,047	$(89,308)	$1,207,742	$(90,719)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$3,221	$—	$49,538	$(5,022)	$52,759	$(5,022)
Corporate debt securities	4,793	(55)	6,029	(707)	10,822	(762)
Asset-backed securities	31,588	(21)	59,148	(63)	90,736	(84)
MBS:
Agency residential	202,961	(801)	—	—	202,961	(801)
Agency commercial	—	—	93,962	(14,648)	93,962	(14,648)
Total MBS	202,961	(801)	93,962	(14,648)	296,923	(15,449)
Total debt securities available-for-sale	242,563	(877)	208,677	(20,440)	451,240	(21,317)
Debt securities held-to-maturity:
State and municipal debt obligations	7,098	(176)	169,434	(13,489)	176,532	(13,665)
Corporate debt securities	1,247	(219)	25,518	(1,197)	26,765	(1,416)
MBS:
Agency residential	114,557	(1,647)	479,847	(71,463)	594,404	(73,110)
Agency commercial	3,894	(20)	69,912	(5,858)	73,806	(5,878)
Non-agency commercial	—	—	19,271	(875)	19,271	(875)
Total MBS	118,451	(1,667)	569,030	(78,196)	687,481	(79,863)
Total debt securities held-to-maturity	126,796	(2,062)	763,982	(92,882)	890,778	(94,944)
Total debt securities	$369,359	$(2,939)	$972,659	$(113,322)	$1,342,018	$(116,261)

The Company concluded that no debt securities were impaired at June 30, 2025 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At June 30, 2025 and December 31, 2024, the Company held equity investments of $87.8 million and $84.1 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2025 and 2024 are shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gain on equity investments	$488	$887	$693	$2,810
Less: Net gains recognized on equity investments sold	—	—	—	—
Unrealized gains recognized on equity investments still held	$488	$887	$693	$2,810
Note 4. Loans Receivable, Net
Loans receivable, net at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Commercial:
Commercial real estate – investor	$5,068,125	$5,287,683
Commercial and industrial:
Commercial and industrial – real estate	914,406	902,219
Commercial and industrial – non-real estate	862,504	647,945
Total commercial and industrial	1,776,910	1,550,164
Total commercial	6,845,035	6,837,847
Consumer:
Residential real estate	3,119,232	3,049,763
Home equity loans and lines and other consumer (“other consumer”)	220,820	230,462
Total consumer	3,340,052	3,280,225
Total loans receivable	10,185,087	10,118,072
Deferred origination costs, net of fees	13,960	10,964
Allowance for loan credit losses	(79,266)	(73,607)
Total loans receivable, net	$10,119,781	$10,055,429
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
    Substandard: Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the collection or the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
    Doubtful: Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Total
June 30, 2025
Commercial real estate - investor
Pass	$93,258	$69,823	$138,809	$1,169,708	$1,256,126	$1,607,826	$624,692	$4,960,242
Special Mention	167	—	—	2,958	—	12,053	2,261	17,439
Substandard	15	85	—	24,824	298	47,117	18,105	90,444
Total commercial real estate - investor	93,440	69,908	138,809	1,197,490	1,256,424	1,666,996	645,058	5,068,125
Commercial and industrial:
Commercial and industrial - real estate
Pass	55,126	77,917	60,393	137,081	82,638	446,477	44,194	903,826
Special Mention	—	—	—	—	—	777	40	817
Substandard	—	—	—	—	—	9,750	13	9,763
Total commercial and industrial - real estate	55,126	77,917	60,393	137,081	82,638	457,004	44,247	914,406
Commercial and industrial - non-real estate
Pass	127,790	166,644	31,272	32,784	9,847	117,635	356,800	842,772
Special Mention	—	188	—	—	—	193	—	381
Substandard	—	268	4,109	899	704	1,912	11,459	19,351
Total commercial and industrial - non-real estate	127,790	167,100	35,381	33,683	10,551	119,740	368,259	862,504
Total commercial and industrial	182,916	245,017	95,774	170,764	93,189	576,744	412,506	1,776,910
Residential real estate (1)
Pass	189,278	275,774	254,593	532,835	773,862	1,087,893	—	3,114,235
Special Mention	153	255	121	368	3	1,784	—	2,684
Substandard	—	209	62	94	1,017	931	—	2,313
Total residential real estate	189,431	276,238	254,776	533,297	774,882	1,090,608	—	3,119,232
Other consumer (1)
Pass	13,252	25,169	24,847	16,028	15,784	106,456	17,368	218,904
Special Mention	—	—	—	—	—	200	—	200
Substandard	—	—	191	33	38	1,454	—	1,716
Total other consumer	13,252	25,169	25,038	16,061	15,822	108,110	17,368	220,820
Total loans	$479,039	$616,332	$514,397	$1,917,612	$2,140,317	$3,442,458	$1,074,932	$10,185,087
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the three months ended June 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$33,947	$4,102	$12,837	$26,810	$1,102	$78,798
Provision (benefit) for credit losses	690	(179)	1,951	108	116	2,686
Charge-offs	(1,791)	—	—	(370)	(254)	(2,415)
Recoveries	80	11	34	22	50	197
Balance at end of period	$32,926	$3,934	$14,822	$26,570	$1,014	$79,266
For the three months ended June 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$26,990	$4,251	$7,641	$27,104	$1,187	$67,173
Provision (benefit) for credit losses	2,462	(341)	272	642	83	3,118
Charge-offs	(1,600)	—	—	—	—	(1,600)
Recoveries	1	21	2	87	37	148
Balance at end of period	$27,853	$3,931	$7,915	$27,833	$1,307	$68,839
For the six months ended June 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	3,837	103	4,315	51	207	8,513
Charge-offs	(1,846)	—	—	(1,092)	(275)	(3,213)
Recoveries	155	14	36	24	130	359
Balance at end of period	$32,926	$3,934	$14,822	$26,570	$1,014	$79,266
For the six months ended June 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,899	$4,354	$6,867	$27,029	$988	$67,137
Provision (benefit) for credit losses	1,597	(448)	1,041	651	662	3,503
Charge-offs	(1,646)	—	—	—	(395)	(2,041)
Recoveries	3	25	7	153	52	240
Balance at end of period	$27,853	$3,931	$7,915	$27,833	$1,307	$68,839

The following tables summarize gross charge-offs by vintage (in thousands):

	2024	2023	2022	2021	2020 and prior	Total
For the three months ended June 30, 2025
Commercial real estate – investor	$(180)	$(1,564)	$—	$—	$(47)	$(1,791)
Residential real estate	—	—	(145)	(52)	(173)	(370)
Other consumer	—	—	—	—	(254)	(254)
Total charge-offs	$(180)	$(1,564)	$(145)	$(52)	$(474)	$(2,415)
For the six months ended June 30, 2025
Commercial real estate – investor	$(180)	$(1,564)	$(30)	$(24)	$(48)	$(1,846)
Residential real estate	(68)	(55)	(255)	(344)	(370)	(1,092)
Other consumer	—	—	—	—	(275)	(275)
Total charge-offs	$(248)	$(1,619)	$(285)	$(368)	$(693)	$(3,213)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2021	2019 and prior	Total
For the three months ended June 30, 2024
Commercial real estate – investor	$—	$(1,600)	$(1,600)
Other consumer	—	—	—
Total charge-offs	$—	$(1,600)	$(1,600)
For the six months ended June 30, 2024
Commercial real estate – investor	$(46)	$(1,600)	$(1,646)
Other consumer	—	(395)	(395)
Total charge-offs	$(46)	$(1,995)	$(2,041)
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At June 30, 2025 and December 31, 2024, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $15.4 million and $11.8 million, respectively, commercial and industrial - real estate of $4.4 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $286,000 and $32,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $4.0 million and $8.6 million at June 30, 2025 and December 31, 2024, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Commercial real estate – investor	$20,457	$17,000
Commercial and industrial:
Commercial and industrial - real estate	4,499	4,787
Commercial and industrial - non-real estate	311	32
Total commercial and industrial	4,810	4,819
Residential real estate (1)	5,318	10,644
Other consumer (1)	2,926	3,064
Total non-performing loans	$33,511	$35,527
(1) The six months ended June 30, 2025 included the sale of non-performing residential and consumer loans of $7.3 million.

At June 30, 2025 and December 31, 2024, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2025 and December 31, 2024, there were no loans greater than 90 days past due that were accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2025 and December 31, 2024 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2025
Commercial real estate – investor	$4,830	$3,184	$14,351	$22,365	$5,045,760	$5,068,125
Commercial and industrial:
Commercial and industrial - real estate	—	1,625	287	1,912	912,494	914,406
Commercial and industrial - non-real estate	619	188	307	1,114	861,390	862,504
Total commercial and industrial	619	1,813	594	3,026	1,773,884	1,776,910
Residential real estate	848	2,441	2,313	5,602	3,113,630	3,119,232
Other consumer	906	99	1,716	2,721	218,099	220,820
Total loans	$7,203	$7,537	$18,974	$33,714	$10,151,373	$10,185,087
December 31, 2024
Commercial real estate – investor	$4,624	$8,880	$10,877	$24,381	$5,263,302	$5,287,683
Commercial and industrial:
Commercial and industrial - real estate	941	—	1,392	2,333	899,886	902,219
Commercial and industrial - non-real estate	3	—	16	19	647,926	647,945
Total commercial and industrial	944	—	1,408	2,352	1,547,812	1,550,164
Residential real estate	18,518	2,242	6,551	27,311	3,022,452	3,049,763
Other consumer	1,060	282	1,999	3,341	227,121	230,462
Total loans	$25,146	$11,404	$20,835	$57,385	$10,060,687	$10,118,072

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with Accounting Standards Update (“ASU”) 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of June 30, 2025 and December 31, 2024, loans with modifications to borrowers experiencing financial difficulty totaled $40.1 million and $30.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of June 30, 2025 or December 31, 2024.
The following table presents loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Term Extension	Combination of Term Extension and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended June 30, 2025
Commercial real estate – investor	$—	$4,449	$4,449	0.09%
	$—	$4,449	$4,449	0.04%
For the six months ended June 30, 2025
Commercial real estate – investor	$5,067	$4,449	$9,516	0.19%
	$5,067	$4,449	$9,516	0.09%

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended June 30, 2024
Commercial real estate – investor	$—	$4,878	$7,000	$—	$11,878	0.22%
	$—	$4,878	$7,000	$—	$11,878	0.12%
For the six months ended June 30, 2024
Commercial real estate – investor	$—	$4,878	$7,000	$—	$11,878	0.22%
Commercial and industrial - real estate	—	—	—	2,994	2,994	0.35
Residential real estate	129	—	—	—	129	—
Other consumer	—	—	148	—	148	0.06
	$129	$4,878	$7,148	$2,994	$15,149	0.15%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended June 30, 2025 and 2024 (in thousands):

	Current	60 - 89 Days past due	90 Days or Greater past due	Total
June 30, 2025
Commercial real estate – investor	$16,805	$—	$—	$16,805
	$16,805	$—	$—	$16,805
June 30, 2024
Commercial real estate – investor	$19,651	$—	$—	$19,651
Commercial and industrial - real estate	2,945	—	—	2,945
Residential real estate	205	—	—	205
Other consumer	170	147	—	317
	$22,971	$147	$—	$23,118

Note 5. Deposits
The major types of deposits at June 30, 2025 and December 31, 2024 were as follows (in thousands):

Type of Account	June 30,	December 31,
	2025	2024
Non-interest-bearing	$1,686,627	$1,617,182
Interest-bearing checking	3,845,602	4,000,553
Money market deposit	1,377,999	1,301,197
Savings	1,022,918	1,066,438
Time deposits	2,299,296	2,080,972
Total deposits	$10,232,442	$10,066,342
Included in time deposits at June 30, 2025 and December 31, 2024 was $419.9 million and $457.2 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $522.8 million and $74.7 million at June 30, 2025 and December 31, 2024, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Borrowed Funds
Borrowed funds at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
FHLB advances	$938,687	$1,072,611
Securities sold under agreements to repurchase with customers	61,490	60,567
Other borrowings	198,019	197,546
Total borrowed funds	$1,198,196	$1,330,724
At June 30, 2025, there were $801.7 million of term advances and $137.0 million of overnight borrowings from the FHLB, as compared to $1.07 billion and none at December 31, 2024, respectively.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
June 30, 2025
FHLB and FRB	$7,324,626	$918,897	$8,243,523
Repurchase agreements	—	64,720	64,720
Total pledged assets	$7,324,626	$983,617	$8,308,243
December 31, 2024
FHLB and FRB	$7,427,247	$984,515	$8,411,762
Repurchase agreements	—	85,529	85,529
Total pledged assets	$7,427,247	$1,070,044	$8,497,291

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$735,561	$47,403	$688,158	$—
Equity investments	42,076	—	42,076	—
Interest rate derivative asset	61,103	—	61,103	—
Interest rate derivative liability	(61,213)	—	(61,213)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	45,732	—	—	40,163
Other real estate owned	7,680	—	—	7,680
Loans measured for impairment based on the fair value of the underlying collateral (3)	24,092	—	—	24,092
December 31, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$827,500	$49,466	$778,034	$—
Equity investments	40,447	—	40,447	—
Interest rate derivative asset	91,352	—	91,352	—
Interest rate derivative liability	(91,483)	—	(91,483)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	43,657	—	—	39,676
Other real estate owned	1,811	—	—	1,811
Loans measured for impairment based on the fair value of the underlying collateral (3)	25,148	—	—	25,148
(1)    As of June 30, 2025 and December 31, 2024, equity investments included $40.2 million and $39.7 million, respectively, of equity investments measured under the measurement alternative. There were no unrealized gains or losses for the six months ended June 30, 2025 or the year ended December 31, 2024.
(2)    As of June 30, 2025 and December 31, 2024, equity investments included $5.6 million and $4.0 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3)    Primarily consists of commercial loans, which are collateral dependent. The range of fair value adjustments may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three and six months ended June 30, 2025 and 2024.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of June 30, 2025 and December 31, 2024 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2025
Financial Assets:
Cash and due from banks	$170,599	$170,599	$—	$—
Debt securities held-to-maturity	968,969	—	896,090	—
Restricted equity investments	106,538	—	—	106,538
Loans receivable, net and loans held-for-sale	10,135,525	—	—	9,676,888
Financial Liabilities:
Deposits other than time deposits (1)	7,933,146	—	7,933,146	—
Time deposits	2,299,296	—	2,290,436	—
FHLB advances and other borrowings	1,136,706	—	1,151,601	—
Securities sold under agreements to repurchase with customers	61,490	61,490	—	—
December 31, 2024
Financial Assets:
Cash and due from banks	$123,615	$123,615	$—	$—
Debt securities held-to-maturity	1,045,875	—	952,917	—
Restricted equity investments	108,634	—	—	108,634
Loans receivable, net and loans held-for-sale	10,076,640	—	—	9,551,156
Financial Liabilities:
Deposits other than time deposits (1)	7,985,370	—	7,985,370	—
Time deposits	2,080,972	—	2,074,698	—
FHLB advances and other borrowings	1,270,157	—	1,264,260	—
Securities sold under agreements to repurchase with customers	60,567	60,567	—	—
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
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, bank owned life insurance, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $9,000 and $25,000 in commercial loan swap income resulting from the fair value adjustments for the three and six months ended June 30, 2025, respectively, as compared to losses of $2,000 and gains of $11,000 for the corresponding prior year periods.
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/losses reclassified from AOCI into income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AOCL balance at beginning of period, net of tax	$(23)	$(726)	$(87)	$(36)
Unrealized losses recognized in OCI	(93)	(306)	(93)	(1,255)
Losses reclassified from AOCI into interest income	64	256	128	515
AOCL balance at end of period, net of tax	$(52)	$(776)	$(52)	$(776)
For the year ending 2025, the Company estimates that an additional $68,000 will be reclassified as a reduction to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of June 30, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,450,992	$61,103	$61,145
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	68
Total Derivatives	$1,550,992	$61,103	$61,213
As of December 31, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,468,022	$91,352	$91,368
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	115
Total Derivatives	$1,568,022	$91,352	$91,483
Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third-party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no collateral posted by the Company with third parties at both June 30, 2025 and December 31, 2024. The amount of collateral received from third parties was $54.4 million and $93.3 million at June 30, 2025 and December 31, 2024, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $61.2 million and $91.5 million at June 30, 2025 and December 31, 2024, respectively.
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
The following table represents the classification of the Company’s Right of Use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		June 30,	December 31,
		2025	2024
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$14,972	$15,452
Finance lease ROU asset	Premises and equipment, net	955	1,071
Total lease ROU assets		$15,927	$16,523

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$16,466	$17,114
Finance lease liability	Other borrowings	1,284	1,421
Total lease liabilities		$17,750	$18,535
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $1.1 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively.
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

	June 30,	December 31,
	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	5.74 years	5.84 years
Finance lease	4.10 years	4.59 years
Weighted-Average Discount Rate
Operating leases	3.29%	3.08%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Expense
Operating lease expense	$1,227	$1,146	$2,430	$2,305
Finance lease expense:
Amortization of ROU assets	58	58	116	116
Interest on lease liabilities (1)	19	22	38	45
Total	$1,304	$1,226	$2,584	$2,466

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,316	$1,021	$2,605	$2,122
Operating cash flows from finance leases	19	22	38	45
Financing cash flows from finance leases	69	65	137	130
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2025	$175	$2,559
2026	350	4,528
2027	350	3,058
2028	350	1,891
2029	209	1,787
Thereafter	—	4,449
Total	1,434	18,272
Less: Imputed interest	(150)	(1,806)
Total lease liabilities	$1,284	$16,466
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$33,015	$21,642
Other assets	356	457
Total assets	33,371	22,099
Other liabilities	31,286	19,333
Net assets	$2,085	$2,766

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 3.0 million shares. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. The stock repurchase plans have no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plan at any time. The Company repurchased 1,002,579 shares of its common stock during the three month period ended June 30, 2025. At June 30, 2025, there were 226,284 shares available for repurchase under the Company’s stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2025 through April 30, 2025	—	$—	—	1,228,863
May 1, 2025 through May 31, 2025	535,263	17.33	535,263	693,600
June 1, 2025 through June 30, 2025	467,316	16.96	467,316	226,284
For the three months ended June 30, 2025, 971 shares were repurchased outside of the Company’s stock repurchase program at an average share price of $17.00. The Company repurchased these shares from employees that elected to exercise vested stock options. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended June 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 4, 2025	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	August 4, 2025	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer