Form 10-Q
period 2025-09-30
OCEANFIRST FINANCIAL CORP
filed 2025-11-04
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
As of October 29, 2025, there were 57,388,784 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2025	June 30, 2025	September 30, 2024
SELECTED FINANCIAL CONDITION DATA:
Total assets	$14,324,664	$13,327,847	$13,488,483
Loans receivable, net of allowance for loan credit losses	10,489,852	10,119,781	9,963,598
Deposits	10,435,994	10,232,442	10,116,167
Total stockholders’ equity	1,653,427	1,643,680	1,694,508
SELECTED OPERATING DATA:
Net interest income	90,657	87,636	82,219
Provision for credit losses	4,092	3,039	517
Other income	12,304	11,733	14,684
Operating expenses	76,327	71,474	63,736
Net income	17,386	19,085	25,186
Net income attributable to OceanFirst Financial Corp.	17,330	19,046	25,116
Net income available to common stockholders	17,330	16,200	24,112
Diluted earnings per share	0.30	0.28	0.42
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	28.81	28.64	29.02
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	66.67%	71.43%	47.62%
Stockholders’ equity to total assets	11.54	12.33	12.56
Return on average assets (2) (3) (4)	0.51	0.49	0.71
Return on average stockholders’ equity (2) (3) (4)	4.15	3.86	5.68
Net interest rate spread (5)	2.36	2.37	2.06
Net interest margin (2) (6)	2.91	2.91	2.67
Operating expenses to average assets (2) (4)	2.23	2.16	1.89
Efficiency ratio (4) (7)	74.13	71.93	65.77
Loan-to-deposit ratio (8)	101.20	99.50	99.10
ASSET QUALITY:
Non-performing loans (9)	$41,263	$33,511	$28,139
Non-performing assets (9)	48,761	41,191	28,139
Allowance for loan credit losses as a percent of total loans receivable (8) (10)	0.77%	0.78%	0.69%
Allowance for loan credit losses as a percent of total non-performing loans (9) (10)	196.87	236.54	245.45
Non-performing loans as a percent of total loans receivable (8) (9)	0.39	0.33	0.28
Non-performing assets as a percent of total assets (9)	0.34	0.31	0.21
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios are based on net income available to common stockholders.
(4) Performance ratios for the three months ended September 30, 2025 included a net expense of $3.9 million, or $3.0 million, net of tax benefit, related to restructuring charges, a net loss on equity investments and a Federal Deposit Insurance Corporation (“FDIC”) special assessment release. Performance ratios for the three months ended June 30, 2025 included a loss on redemption of preferred stock of $1.8 million and a net gain on equity investments of $488,000, or $373,000, net of tax expense. Performance ratios for the three months ended September 30, 2024 included a net benefit of $1.2 million, or $919,000, net of tax expense, related to a net gain on equity investments, a net gain on sale of trust business and merger related expenses.
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
(10) Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and purchased with credit deterioration (“PCD”) marks on these loans, not reflected in the allowance for loan credit losses, was $4.4 million, $5.0 million, and $5.7 million at September 30, 2025, June 30, 2025 and September 30, 2024, respectively.

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
Key developments relating to the Company’s financial results and corporate activities for the three months ended September 30, 2025, as compared to the prior linked quarter, were as follows:

•Loan Growth: Total loans increased $372.9 million, representing a 14% annualized growth rate, which included $219.1 million of commercial and industrial loan growth. Commercial loan originations increased 74% to $739.2 million, from $425.9 million in the linked quarter, and the commercial loan pipeline remains robust at $710.9 million, as compared to a record high of $790.8 million at June 30, 2025.
•Deposit Growth: Total deposits increased to $10.4 billion from $10.2 billion at June 30, 2025. Deposits, excluding $117.7 million of brokered deposit run-off, increased $321.2 million.
•Residential Outsourcing: The current quarter results include the impact of the Company’s strategic decision to outsource residential loan originations and title business. In connection with this decision, the Company recognized $4.1 million of restructuring charges during the quarter and will incur approximately $8 million of additional charges next quarter. The residential outsourcing initiative will result in an 11% reduction in workforce and result in an anticipated annual expense savings of $14 million offset in part by a reduction in gain on sale of loans starting in 2026.
Net income available to common stockholders for the three and nine months ended September 30, 2025 decreased to $17.3 million and $54.0 million, or $0.30 and $0.94 per diluted share, respectively, as compared to $24.1 million and $75.1 million, or $0.42 and $1.29 per diluted share, for the corresponding prior year periods. The dividends paid to preferred stockholders were $0 and $2.0 million for the three and nine months ended September 30, 2025, respectively, compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2024.
On October 22, 2025, the Company’s Board of Directors declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended September 30, 2025, will be paid on November 14, 2025 to common stockholders of record on November 3, 2025.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and nine months ended September 30, 2025, interest income included net loan fees of $1.4 million and $4.1 million, respectively, as compared to $730,000 and $2.6 million for the same prior year periods.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2025 and 2024. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$94,470	$1,115	4.68%	$210,245	$2,971	5.62%
Securities (2)	1,990,917	19,232	3.83	2,063,633	21,919	4.23
Loans receivable, net (3)
Commercial	6,975,780	105,587	6.01	6,782,777	102,881	6.03
Residential real estate	3,151,177	32,685	4.15	2,992,138	29,677	3.97
Home equity loans and lines and other consumer (“other consumer”)	218,465	3,575	6.49	242,942	4,077	6.68
Allowance for loan credit losses, net of deferred loan costs and fees	(66,812)	—	—	(59,063)	—	—
Loans receivable, net	10,278,610	141,847	5.49	9,958,794	136,635	5.46
Total interest-earning assets	12,363,997	162,194	5.21	12,232,672	161,525	5.26
Non-interest-earning assets	1,187,197			1,206,024
Total assets	$13,551,194			$13,438,696
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,000,804	21,253	2.11%	$3,856,281	21,731	2.24%
Money market	1,426,586	10,507	2.92	1,256,536	11,454	3.63
Savings	1,009,742	1,674	0.66	1,088,926	2,218	0.81
Time deposits	2,105,734	19,812	3.73	2,339,370	26,915	4.58
Total	8,542,866	53,246	2.47	8,541,113	62,318	2.90
Federal Home Loan Bank (“FHLB”) advances	1,123,946	12,793	4.52	757,535	9,140	4.80
Securities sold under agreements to repurchase	59,017	438	2.94	75,871	491	2.57
Other borrowings	249,233	5,060	8.05	499,839	7,357	5.86
Total borrowings	1,432,196	18,291	5.07	1,333,245	16,988	5.07
Total interest-bearing liabilities	9,975,062	71,537	2.85	9,874,358	79,306	3.20
Non-interest-bearing deposits	1,720,657			1,634,743
Non-interest-bearing liabilities	199,582			240,560
Total liabilities	11,895,301			11,749,661
Stockholders’ equity	1,655,893			1,689,035
Total liabilities and stockholders’ equity	$13,551,194			$13,438,696
Net interest income		$90,657			$82,219
Net interest rate spread (4)			2.36%			2.06%
Net interest margin (5)			2.91%			2.67%
Total cost of deposits (including non-interest-bearing deposits)			2.06%			2.44%

	For the Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$102,267	$3,188	4.17%	$168,822	$6,966	5.51%
Securities (2)	1,970,368	57,190	3.88	2,073,552	65,782	4.24
Loans receivable, net (3)
Commercial	6,848,512	303,852	5.93	6,851,021	309,922	6.04
Residential real estate	3,103,008	95,816	4.12	2,981,822	87,345	3.91
Other consumer	224,073	10,676	6.37	245,777	12,538	6.81
Allowance for loan credit losses, net of deferred loan costs and fees	(65,028)	—	—	(58,825)	—	—
Loans receivable, net	10,110,565	410,344	5.42	10,019,795	409,805	5.46
Total interest-earning assets	12,183,200	470,722	5.16	12,262,169	482,553	5.25
Non-interest-earning assets	1,188,063			1,216,562
Total assets	$13,371,263			$13,478,731
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,041,710	63,292	2.09%	$3,881,344	63,570	2.19%
Money market	1,363,977	29,577	2.90	1,177,612	31,107	3.53
Savings	1,032,239	5,138	0.67	1,202,533	9,284	1.03
Time deposits	2,066,745	58,558	3.79	2,363,542	78,283	4.42
Total	8,504,671	156,565	2.46	8,625,031	182,244	2.82
FHLB Advances	1,000,796	34,086	4.55	704,911	25,657	4.86
Securities sold under agreements to repurchase	61,250	1,284	2.80	72,239	1,380	2.55
Other borrowings	264,222	13,842	7.00	513,951	22,566	5.86
Total borrowings	1,326,268	49,212	4.96	1,291,101	49,603	5.13
Total interest-bearing liabilities	9,830,939	205,777	2.80	9,916,132	231,847	3.12
Non-interest-bearing deposits	1,653,007			1,631,841
Non-interest-bearing liabilities	202,976			251,878
Total liabilities	11,686,922			11,799,851
Stockholders’ equity	1,684,341			1,678,880
Total liabilities and stockholders’ equity	$13,371,263			$13,478,731
Net interest income		$264,945			$250,706
Net interest rate spread (4)			2.36%			2.13%
Net interest margin (5)			2.91%			2.73%
Total cost of deposits (including non-interest-bearing deposits)			2.06%			2.37%
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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024
Total assets increased by $903.4 million to $14.32 billion, from $13.42 billion, primarily due to increases in loans and debt securities available-for-sale. Total loans increased by $439.9 million to $10.56 billion, from $10.12 billion, while the loan pipeline increased by $557.3 million to $863.9 million, from $306.7 million, primarily due to an increase in the commercial loan pipeline of $513.4 million. For more information about the loan portfolio, see “Lending Activities.” Debt securities available-for-sale increased by $434.1 million to $1.26 billion, from $827.5 million, primarily due to new purchases in the current quarter. Debt securities held-to-maturity decreased by $126.1 million to $919.7 million, from $1.05 billion, primarily due to principal repayments. Other assets decreased by $27.2 million to $158.5 million, from $185.7 million, primarily due to a decrease in market values associated with customer interest rate swap programs.
Total liabilities increased by $952.7 million to $12.67 billion, from $11.72 billion primarily related to an increase in FHLB advances and deposits. FHLB advances increased by $633.0 million to $1.71 billion, from $1.07 billion. Deposits increased by $369.7 million to $10.44 billion, from $10.07 billion, mostly driven by Premier Banking deposits. Time deposits increased to $2.22 billion, from $2.08 billion, representing 21.2% and 20.7% of total deposits, respectively. Time deposits included an increase in brokered time deposits of $330.4 million, partly offset by a decrease in retail time deposits of $195.1 million. The loan-to-deposit ratio was 101.2%, as compared to 100.5%.
Other liabilities decreased by $55.5 million to $242.9 million, from $298.4 million, mostly due to a decrease in the market values of derivatives associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at September 30, 2025, including the Company’s common equity tier one capital ratio which declined to 10.6%, driven primarily by loan growth, increased lending commitments and stock repurchases.
Total stockholders’ equity decreased to $1.65 billion, as compared to $1.70 billion, primarily due to the redemption of preferred stock for $55.5 million and capital returns comprised of dividends and share repurchases, partially offset by net income. Additionally, accumulated other comprehensive loss decreased by $7.1 million primarily due to increases in the fair market value of available-for-sale debt securities, net of tax.
During the nine months ended September 30, 2025, the Company repurchased 1,404,253 shares totaling $24.4 million representing a weighted average cost of $17.17, which includes repurchases of exercised options and awards from employees outside of the share repurchase program. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. As of September 30, 2025, the Company had 3,226,284 shares available for repurchase under the authorized repurchase programs.
The Company’s stockholders’ equity to assets ratio was 11.54%, as compared to 12.69% and book value per share decreased to $28.81, as compared to $29.08, due to the drivers noted above.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2025 and September 30, 2024
General
Net income available to common stockholders decreased to $17.3 million and $54.0 million, or $0.30 and $0.94 per diluted share, respectively, as compared to $24.1 million and $75.1 million, or $0.42 and $1.29 per diluted share, for the corresponding prior year periods. Net income for the three and nine months ended September 30, 2025 included restructuring charges of $4.1 million for both periods, an FDIC special assessment release of $210,000 for both periods, and a net loss of $7,000 and net gain of $686,000 on equity investments, respectively. These items decreased net income by $3.0 million and $2.5 million, net of tax. Additionally, net income available to common stockholders for the nine months ended September 30, 2025 included a net loss on redemption of preferred stock of $1.8 million.
Net income for the three and nine months ended September 30, 2024 included net gains on equity investments of $1.4 million and $4.2 million, respectively, a net gain on sale of a portion of its trust business of $1.4 million and $2.6 million, respectively, and merger related expenses of $1.7 million for both periods. Net income for the nine months ended September 30, 2024 also included a special FDIC assessment of $418,000. These items increased net income by $919,000 and $3.6 million, net of tax, for the three and nine months ended September 30, 2024.

Interest Income
Three months ended September 30, 2025 vs. September 30, 2024
Interest income for the three months ended September 30, 2025 increased to $162.2 million from $161.5 million for the corresponding prior year period. The average balance of interest-earning assets increased by $131.3 million primarily due to increases in commercial and residential loans, partly offset by a reduction in cash and securities. The average yield for interest-earning assets decreased to 5.21%, from 5.26% for the same prior year period, due to the lower interest rate environment.
Nine months ended September 30, 2025 vs. September 30, 2024
Interest income for the nine months ended September 30, 2025 decreased to $470.7 million from $482.6 million for the corresponding prior year period. The average balance of interest-earning assets decreased by $79.0 million, primarily driven by a decrease in securities and, to a lesser extent, interest-earning deposits and short-term investments, partly offset by an increase in residential loans. The yield on average interest-earning assets decreased to 5.16% from 5.25% for the same prior year period, due to the lower interest rate environment.
Interest Expense
Three months ended September 30, 2025 vs. September 30, 2024
Interest expense for the three months ended September 30, 2025 decreased to $71.5 million from $79.3 million in the corresponding prior year period. The average balance of interest-bearing liabilities increased by $100.7 million, primarily due to increases in FHLB advances, partly offset by a decrease in other borrowings. The cost of average interest-bearing liabilities decreased to 2.85% from 3.20% for the corresponding prior year period, primarily due to lower cost of deposits and, to a lesser extent, FHLB advances, partly offset by an increase in the cost of other borrowings. The total cost of deposits decreased 38 basis points to 2.06% from 2.44% for the same prior year period.
Nine months ended September 30, 2025 vs. September 30, 2024
Interest expense for the nine months ended September 30, 2025 decreased to $205.8 million from $231.8 million in the corresponding prior year period. The average balance of interest-bearing liabilities decreased by $85.2 million, primarily due to decreases in other borrowings and total deposits, partly offset by an increase in FHLB advances. The cost of average interest-bearing liabilities decreased to 2.80% from 3.12% for the corresponding prior year period, primarily due to lower cost of deposits and, to a lesser extent, FHLB advances, partly offset by an increase in the cost of other borrowings. The total cost of deposits decreased 31 basis points to 2.06% from 2.37% for the same prior year period.
Net Interest Income and Margin
Net interest income for the three and nine months ended September 30, 2025 increased to $90.7 million and $264.9 million, respectively, from $82.2 million and $250.7 million for the corresponding prior year periods, primarily reflecting the net impact of the decreasing interest rate environment. The net interest margin for the three and nine months ended September 30, 2025 increased to 2.91% for both current periods, from 2.67% and 2.73% for the same prior year periods, primarily due to the decrease in cost of funds.
Provision for Credit Losses
Provision for credit losses for the three and nine months ended September 30, 2025 was $4.1 million and $12.5 million, respectively, as compared to $517,000 and $4.2 million for the corresponding prior year periods. The current quarter provision was primarily driven by net loan growth and an increase in unfunded loan balances and commitments, partly offset by overall improvements in criticized and classified loans.

Net loan charge-offs were $617,000 and $3.5 million for the three and nine months ended September 30, 2025, respectively, as compared to net loan recoveries of $88,000 and net loan charge-offs $1.7 million for the same prior year periods. The current year included charge-offs of $1.6 million for two commercial relationships related to the Company’s recent acquisition and charge-offs of $445,000 related to sales of non-performing residential and consumer loans of $2.2 million. The nine months ended September 30, 2024 includes the impact of a $1.6 million charge-off related to a single commercial real estate relationship that was sold in the prior year.

Non-interest Income
Three months ended September 30, 2025 vs. September 30, 2024
Other income decreased to $12.3 million, as compared to $14.7 million. Other income was adversely impacted by net losses on equity investments of $7,000 in the current quarter. For the prior year, other income was favorably impacted by net gains on equity investments of $1.4 million and a gain on sale of a portion of the Company’s trust business of $1.4 million. The remaining increase of $485,000 was primarily driven by increases in commercial loan swap income of $1.3 million due to new swaps, and net gain on sale of loans of $395,000, partly offset by a decrease in fees and service charges of $906,000, primarily due to lower retail deposit fees. In addition, the prior year included a non-recurring gain on sale of assets held for sale of $855,000.
Nine months ended September 30, 2025 vs. September 30, 2024
Other income decreased to $35.3 million, as compared to $38.0 million. Other income in the current period was favorably impacted by net gains on equity investments of $686,000. Other income in the prior period was favorably impacted by net gains on equity investments of $4.2 million and a gain on sale of a portion of the Company’s trust business of $2.6 million. The remaining increase of $3.5 million was primarily driven by increases related to commercial loan swap income of $1.7 million due to new swaps, net gain on sale of loans of $1.7 million, and non-recurring other income of $1.9 million in the current year. These were partly offset by a decrease of $855,000 related to a non-recurring gain on sale of assets held for sale in the prior year and a decrease in fees and service charges of $713,000, primarily due to lower retail deposit fees.
Non-interest Expense
Three months ended September 30, 2025 vs. September 30, 2024
Operating expenses increased to $76.3 million, as compared to $63.7 million. Operating expenses in the current quarter were adversely impacted by restructuring charges of $4.1 million related to outsourcing of residential loan originations and title business, partly offset by a reversal of FDIC special assessment fees of $210,000. Operating expenses in the prior year were adversely impacted by $1.7 million for merger related expenses. The remaining increase of $10.3 million was primarily driven by an increase in compensation and benefits of $5.5 million, mostly due to additional commercial banking team hires, acquisitions at the end of the prior year and annual merit increases. Additional drivers were increases in professional fees of $1.5 million, partly due to higher consulting fees, data processing expense of $1.2 million, occupancy expense of $941,000, partly due to additional space for commercial banking hires, addition of a new branch and acquisitions at the end of the prior year, and other operating expenses of $738,000, mostly due to additional loan servicing expenses.
Nine months ended September 30, 2025 vs. September 30, 2024
Operating expenses increased to $212.1 million, as compared to $181.0 million. Operating expenses in the current year were adversely impacted by restructuring charges of $4.1 million, partly offset by a reversal of FDIC special assessment fees of $210,000. Operating expenses in the prior year were adversely impacted by $2.1 million, related to merger related expenses and an FDIC special assessment. The remaining increase of $29.2 million was primarily driven by an increase in compensation and benefits of $16.6 million, mostly due to acquisitions at the end of the prior year, additional commercial banking team hires, and annual merit increases. Additional drivers were increases in other operating expenses of $3.7 million, mostly due to additional loan servicing expense, professional fees of $3.4 million, partly due to the recruitment of commercial bankers, data processing of $2.7 million, partly due to acquisitions at the end of the prior year, occupancy of $1.5 million, partly due to additional space for commercial banking hires, addition of a new branch and acquisitions from end of the prior year, and marketing of $637,000.
Income Tax Expense
The provision for income taxes was $5.2 million and $17.7 million for the three and nine months ended September 30, 2025, respectively, as compared to $7.5 million and $25.2 million for the same prior year periods, respectively. The effective tax rate was 22.9% and 23.4% for the three and nine months ended September 30, 2025, respectively, as compared to 22.9% and 24.4% for the same prior year periods. The effective tax rate for the prior year quarter was positively impacted by geographic mix and nine months ended September 30, 2024 was adversely impacted by a non-recurring write-off of a deferred tax asset of $1.2 million net of other state tax effects.

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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of September 30, 2025, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of September 30, 2025, total on-balance sheet liquidity and funding capacity was $3.6 billion.
The Company has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of government deposits are protected by FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At September 30, 2025, the Bank reported $6.37 billion of estimated uninsured deposits in its Call Report. This total included $2.55 billion of collateralized government deposits and $1.89 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.93 billion, or 18.3% of total deposits. On-balance-sheet liquidity and funding capacity represented 189% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt and common stock. For the nine months ended September 30, 2025, the Parent Company received dividend payments of $62.0 million from the Bank. At September 30, 2025, the Parent Company held $41.4 million in cash and cash equivalents.
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
As of September 30, 2025, the Company pledged $7.48 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a letter of credit to collateralize certain municipal deposits. The Company also pledged $1.02 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $1.71 billion of FHLB advances, including $943.0 million of overnight borrowings as of September 30, 2025, as compared to $1.07 billion of FHLB term advances and no outstanding overnight borrowings from the FHLB at December 31, 2024.
The Company’s cash needs for the nine months ended September 30, 2025 were primarily satisfied by net proceeds from FHLB advances, increase in deposits and principal repayments of debt securities, and primarily utilized for the purchase of debt securities and fund loan growth.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At September 30, 2025, outstanding commitments to originate loans totaled $863.9 million and outstanding undrawn lines of credit totaled $1.71 billion, of which $1.43 billion were commitments to commercial and commercial construction borrowers and $277.5 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At September 30, 2025, the Company also had various contractual obligations, which included debt obligations of $1.97 billion, including finance lease obligations of $1.2 million, and an additional $18.3 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $2.18 billion at September 30, 2025. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of OceanFirst Financial Corp. common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and nine months ended September 30, 2025, the Company repurchased 2,308 and 1,404,253 shares of its common stock, respectively, totaling $42,000 and $24.4 million, respectively. Of these repurchased shares for the three and nine months ended September 30, 2025, 2,308 and 79,337 shares were repurchased outside of the Company’s stock repurchase program. The Company repurchased these shares from employees that elected to sell shares to cover their withholding tax obligations on vested stock awards and options. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. At September 30, 2025, there were 3,226,284 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the nine months ended September 30, 2025 were $34.8 million. Cash dividends on preferred stock declared and paid during the nine months ended September 30, 2025 were $2.0 million. On May 15, 2025, the Company redeemed all 57,370 shares of its 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A. The aggregate payment of $57.4 million, at a redemption price of $25.00 per share, resulted in a net loss on redemption of $1.8 million.
The Parent Company’s ability to continue to repurchase shares of common stock and pay dividends depends on capital distributions from the Bank, which may be adversely affected by capital restraints imposed by applicable regulations. If applicable regulations or regulators prevent the Bank from paying a dividend to the Parent Company, the Parent Company may not have the liquidity necessary to repurchase shares of common stock or pay a dividend in the future or pay a dividend at the same rate as historically paid or be able to meet current debt obligations. Additionally, regulations of the Federal Reserve may prevent the Parent Company from either paying or increasing the cash dividend to common stockholders. These regulatory policies may affect the ability of the Parent Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.
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
Additionally, management performs multiple capital stress test scenarios periodically, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of September 30, 2025, the Bank and Company continued to maintain adequate capital under all stress scenarios. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of September 30, 2025 and December 31, 2024, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2025	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,184,692	9.10%	$520,498	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,109,223	10.56	735,042	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,184,692	11.28	892,551	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,371,264	13.06	1,102,563	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,172,077	9.07%	$516,930	4.00%		$646,163	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,172,077	11.27	728,132	7.00	(1)	676,123	6.50
Tier 1 capital (to risk-weighted assets)	1,172,077	11.27	884,160	8.50	(1)	832,151	8.00
Total capital (to risk-weighted assets)	1,258,649	12.10	1,092,198	10.50	(1)	1,040,189	10.00
As of December 31, 2024
Company:
Tier 1 capital (to average assets)	$1,235,832	9.50%	$520,239	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,105,180	11.17	692,897	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,235,832	12.49	841,375	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,437,278	14.52	1,039,345	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,161,564	8.99%	$516,798	4.00%		$645,998	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,161,564	11.83	687,383	7.00	(1)	638,284	6.50
Tier 1 capital (to risk-weighted assets)	1,161,564	11.83	834,679	8.50	(1)	785,580	8.00
Total capital (to risk-weighted assets)	1,238,011	12.61	1,031,074	10.50	(1)	981,975	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At September 30, 2025 and December 31, 2024, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At September 30, 2025 and December 31, 2024, the Company maintained a stockholders’ equity to total assets ratio of 11.54% and 12.69%, respectively.

Lending Activities
Loan Portfolio Composition. At September 30, 2025, the Company had total loans outstanding of $10.56 billion, of which $5.21 billion, or 49.4% of total loans, were investor owned commercial real estate, multi-family, and construction (including residential development loans), (collectively, “commercial real estate - investor”). The remainder of the portfolio consisted of commercial and industrial loans of which $997.1 million were commercial and industrial - real estate, or 9.4% of total loans; and $998.9 million were commercial and industrial - non-real estate loans, or 9.5% of total loans; $3.14 billion of residential real estate loans, or 29.7% of total loans; and $215.6 million of consumer loans, primarily home equity loans and lines of credit, or 2.0% of total loans.
In 2025, the Company reclassified loans secured by owner-occupied commercial real estate to commercial and industrial - real estate to reflect the variation in the management and underlying risk profile of such loans as compared with non-owner-occupied (“investor”) commercial real estate loans. Similarly, the Company also reclassified commercial and industrial loans that were not secured by real estate to commercial and industrial - non-real estate. Collectively, these two loan portfolios are referred to as “Commercial and industrial” loans.
Commercial Real Estate - Investor Owned. At September 30, 2025, the Bank’s total investor owned commercial real estate loans outstanding were $5.21 billion, or 49.4% of total loans, as compared to $5.29 billion, or 52.3% of total loans at December 31, 2024. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.
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
Investor owned commercial real estate loans are among the largest of the Bank’s loans and may have higher credit risk and lending spreads. Because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy, and as a result, the Bank is particularly vigilant of this portfolio. The Bank believes this portfolio is highly diversified with loans secured by a variety of property types and the portfolio exhibits stable credit quality.
The following table presents the Company’s commercial real estate - investor owned loans by industry as of September 30, 2025:

	As of September 30, 2025
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$507,027	11%	50%	1.9x
Medical	270,755	6	56	1.8
Credit Tenant	256,764	6	65	1.6
Total Office (3)	1,034,546	23	55	1.8
Retail	1,044,292	23	52	1.9
Multi-family (4)	878,696	19	61	1.6
Industrial/warehouse	755,287	16	46	2.1
Hospitality	180,231	4	47	1.9
Other (5)	701,779	15	45	1.3
Total	4,594,831	100%	52	1.8
Construction	616,389
Total CRE investor owned	$5,211,220
(1) Represents the weighted average of loan balances as of September 30, 2025 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.

(3) Central business district (“CBD”) exposure represented $119 million, or 7.2%, of the total office loan balance at September 30, 2025. Office CBD loans had a weighted average LTV of 54% and weighted average debt service coverage ratio of 1.9x at September 30, 2025. $84 million, or 71%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at September 30, 2025. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at September 30, 2025.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represented $30 million, or 0.21% of the Company’s total assets at September 30, 2025.
(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of September 30, 2025:

	As of September 30, 2025
(dollars in thousands)	Amount	Percent of Total
New York	$1,405,833	31%
Pennsylvania and Delaware	1,263,621	27
New Jersey	1,232,289	27
Massachusetts	127,571	3
Maryland and District of Columbia	143,949	3
Other	421,568	9
Total	4,594,831	100%
Construction	616,389
Total CRE investor owned	$5,211,220
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate acquired through foreclosure. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	September 30,	December 31,
	2025	2024
	(dollars in thousands)
Non-performing assets (1):
Commercial real estate – investor	$23,570	$17,000
Commercial and industrial:
Commercial and industrial - real estate	7,469	4,787
Commercial and industrial - non-real estate	394	32
Total commercial and industrial	7,863	4,819
Residential real estate (2)	7,334	10,644
Other consumer (2)	2,496	3,064
Total non-performing loans	41,263	35,527
Other real estate owned	7,498	1,811
Total non-performing assets	$48,761	$37,338
Allowance for loan credit losses	$81,236	$73,607
Allowance for unfunded commitments	4,636	3,264
PCD loans, net of allowance for loan credit losses	19,003	22,006
Delinquent loans 30-89 days	19,817	36,550
Allowance for loan credit losses as a percent of total loans (3)	0.77%	0.73%
Allowance for loan credit losses as a percent of total non-performing loans (3)	196.87	207.19
Non-performing loans as a percent of total loans receivable	0.39	0.35
Non-performing assets as a percent of total assets	0.34	0.28
(1)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
(2)The nine months ended September 30, 2025 included the sale of non-performing residential and consumer loans of $7.3 million.

(3)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $4.4 million and $6.0 million at September 30, 2025 and December 31, 2024, respectively.
Overall asset quality metrics remained stable. The Company’s non-performing loans represented 0.39% and 0.35% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 196.87%, as compared to 207.19%. The level of 30 to 89 days delinquent loans decreased to $19.8 million, from $36.6 million. The Company’s other real estate owned increased to $7.5 million from $1.8 million, primarily due to one commercial loan. The Company’s allowance for loan credit losses to total loans was 0.77%, as compared to 0.73%.

The Company classifies loans (other than loans held-for-sale) and other real estate owned in accordance with regulatory guidelines. The table below represents Special Mention and Substandard loans (other than loans held-for-sale) and other real estate owned (in thousands):

	September 30,	December 31,
	2025	2024
Special Mention	$18,972	$54,524
Substandard	112,271	105,344
Total	$131,243	$159,868
Special mention and substandard loans (other than loans held-for-sale) and other real estate owned decreased by $28.6 million to $131.2 million at September 30, 2025 from $159.9 million at December 31, 2024. Net migrations from special mention to substandard were primarily due to one commercial relationship totaling $21.3 million, which migrated during the nine months ended September 30, 2025. Additionally, net payoffs of substandard loans during the nine months ended September 30, 2025, primarily related to two commercial relationships totaling $15.1 million and upgrades from special mention loans primarily related to one commercial relationship totaling $10.8 million, during the same period.
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

Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations and high level of subjectivity. A critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

Goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, was a critical accounting estimate in the preparation of the consolidated financial statements at September 30, 2025 and December 31, 2024. The Company bypassed the qualitative assessment and proceeded directly to the quantitative test on its annual impairment testing date of August 31, 2025. The Company estimated fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium. The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, which resulted in no impairment loss at August 31, 2025.
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
In November 2024, FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2025, and for interim periods beginning after December 15, 2026. Early adoption is permitted. Currently, this ASU does not have any impact to the consolidated financial statements.
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
In September 2025, FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”. The amendments in this ASU remove all references to prescriptive and sequential software development stages and provides disclosure requirements for related capitalized costs. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Currently this ASU does not have any impact to the consolidated financial statements.
In September 2025, FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”. The amendments in this ASU, related to Topic 815, exclude from derivative accounting any non-exchange traded contracts that are based on operations or activities specific to contracted parties, while providing specific exceptions to this exclusion. The amendments in this ASU, related to Topic 606, clarify that an entity should apply Topic 606 guidance to contracts with share-based noncash consideration from a customer in a revenue contract. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted. Topic 606 is not applicable to the Company. The Company is currently evaluating the impact of the standard for Topic 815 on the consolidated financial statements.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “will”, “should”, “may”, “view”, “opportunity”, “potential”, or similar expressions or expressions of confidence. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, the effects of the federal government shutdown, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, changes in investor sentiment and consumer spending, borrowing and savings habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks, the failure to maintain current technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.

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
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 7, Fair Value Measurements to the consolidated financial statements. However, for non-maturity deposits, the fair value differs for EVE as it also considers the likelihood of deposit withdrawals and the current weighted average deposit rate relative to market rates. The Company’s weighted average age of non-maturity deposit accounts was approximately 12.4 years, and the weighted average cost was 2.01%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. The following table sets forth sensitivity for a specific range of interest rate scenarios as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(5.3)%	(3.5)%	(6.2)%	(0.8)%
200	(3.2)	(2.0)	(3.6)	0.1
100	(1.5)	(0.8)	(1.5)	0.4
Static	—	—	—	—
(100)	0.4	0.5	1.5	(0.5)
(200)	(1.7)	0.5	1.8	(1.3)
(300)	(6.7)	0.5	(0.6)	(2.6)
The net interest income sensitivity results indicate that at September 30, 2025 the Company was modestly liability sensitive to rising rate scenarios and modestly asset sensitive to falling rate scenarios. The change in sensitivity between September 30, 2025 and December 31, 2024 was impacted by an increase and mix shift into fixed-rate investments, and an increase in overnight borrowings and short-term time deposits, partially offset by an increase and mix shift into floating-rate loans, execution of pay fixed derivative transactions and a deposit mix shift into non-maturity deposits with lower betas.

Overall, the measure of EVE at risk decreased in both rising and falling rate scenarios from December 31, 2024 to September 30, 2025. This was the result of an increase in fixed-rate investments, and an increase in overnight borrowings and short-term time deposits, partially offset by an increase in floating-rate loans, execution of pay fixed derivative transactions and a deposit mix shift within non-maturity deposits into lower betas.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and due from banks	$274,125	$123,615
Debt securities available-for-sale, at estimated fair value	1,261,580	827,500
Debt securities held-to-maturity, net of allowance for securities credit losses of $968 at September 30, 2025 and $967 at December 31, 2024 (estimated fair value of $856,550 at September 30, 2025 and $952,917 at December 31, 2024)	919,734	1,045,875
Equity investments	90,731	84,104
Restricted equity investments, at cost	142,398	108,634
Loans receivable, net of allowance for loan credit losses of $81,236 at September 30, 2025 and $73,607 at December 31, 2024	10,489,852	10,055,429
Loans held-for-sale	17,766	21,211
Interest and dividends receivable	47,606	45,914
Other real estate owned	7,498	1,811
Premises and equipment, net	112,449	115,256
Bank owned life insurance	269,136	270,208
Goodwill	523,308	523,308
Intangibles	9,934	12,680
Other assets	158,547	185,702
Total assets	$14,324,664	$13,421,247
Liabilities and Stockholders’ Equity
Deposits	$10,435,994	$10,066,342
Federal Home Loan Bank (“FHLB”) advances	1,705,585	1,072,611
Securities sold under agreements to repurchase with customers	64,869	60,567
Other borrowings	198,138	197,546
Advances by borrowers for taxes and insurance	23,708	23,031
Other liabilities	242,943	298,393
Total liabilities	12,671,237	11,718,490
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 0 and 57,370 shares issued at September 30, 2025 and December 31, 2024, respectively	—	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,911,177 and 62,182,767 shares issued at September 30, 2025 and December 31, 2024, respectively; and 57,388,603 and 58,554,871 shares outstanding at September 30, 2025 and December 31, 2024, respectively	625	613
Additional paid-in capital	1,116,335	1,168,321
Retained earnings	660,974	641,727
Accumulated other comprehensive loss	(8,788)	(15,853)
Less: Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(1,611)	(2,542)
Treasury stock, 5,522,574 and 4,118,321 shares at September 30, 2025 and December 31, 2024, respectively	(114,998)	(90,617)
OceanFirst Financial Corp. stockholders’ equity	1,652,537	1,701,650
Non-controlling interest	890	1,107
Total stockholders’ equity	1,653,427	1,702,757
Total liabilities and stockholders’ equity	$14,324,664	$13,421,247

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Interest income:
Loans	$141,847	$136,635	$410,344	$409,805
Debt securities	17,156	19,449	50,376	58,349
Equity investments and other	3,191	5,441	10,002	14,399
Total interest income	162,194	161,525	470,722	482,553
Interest expense:
Deposits	53,246	62,318	156,565	182,244
Borrowed funds	18,291	16,988	49,212	49,603
Total interest expense	71,537	79,306	205,777	231,847
Net interest income	90,657	82,219	264,945	250,706
Provision for credit losses	4,092	517	12,471	4,222
Net interest income after provision for credit losses	86,565	81,702	252,474	246,484
Other income (loss):
Bankcard services revenue	1,663	1,615	4,745	4,602
Trust and asset management revenue	384	384	1,164	1,329
Fees and service charges	5,190	6,096	14,871	15,584
Net gain on sales of loans	900	505	2,935	1,282
Net (loss) gain on equity investments	(7)	1,420	686	4,230
Net gain (loss) from other real estate operations	1	—	(275)	—
Income from bank owned life insurance	1,988	1,779	5,626	5,367
Commercial loan swap income	1,703	414	2,530	793
Other	482	2,471	3,008	4,768
Total other income	12,304	14,684	35,290	37,955
Operating expenses:
Compensation and employee benefits	41,387	35,844	118,369	101,739
Occupancy	6,098	5,157	17,049	15,531
Equipment	931	1,026	2,721	3,224
Marketing	1,538	1,385	4,187	3,550
Federal deposit insurance and regulatory assessments	2,616	2,618	8,497	8,438
Data processing	7,164	5,940	20,619	17,914
Check card processing	1,170	1,153	3,496	3,278
Professional fees	3,467	1,970	10,228	6,863
Amortization of intangibles	900	803	2,746	2,457
Merger related expenses	—	1,669	—	1,669
Restructuring charges	4,147	—	4,147	—
Other operating expenses	6,909	6,171	20,036	16,365
Total operating expenses	76,327	63,736	212,095	181,028
Income before provision for income taxes	22,542	32,650	75,669	103,411
Provision for income taxes	5,156	7,464	17,735	25,183
Net income	17,386	25,186	57,934	78,228
Net income attributable to non-controlling interest	56	70	49	72
Net income attributable to OceanFirst Financial Corp.	17,330	25,116	57,885	78,156
Dividends on preferred shares	—	1,004	2,008	3,012
Loss on redemption of preferred stock	—	—	1,842	—
Net income available to common stockholders	$17,330	$24,112	$54,035	$75,144
Basic earnings per share	$0.30	$0.42	$0.94	$1.29
Diluted earnings per share	$0.30	$0.42	$0.94	$1.29
Average basic shares outstanding	57,031	58,065	57,599	58,405
Average diluted shares outstanding	57,036	58,068	57,602	58,407
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$17,386	$25,186	$57,934	$78,228
Other comprehensive income:
Net unrealized gain on debt securities (net of tax expense of $804 and $2,134 in 2025 and $1,225 and $2,569 in 2024, respectively)	2,530	3,847	6,696	8,066
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $41 and $159 in 2025 and $43 and $125 in 2024, respectively)	56	62	229	180
Unrealized (loss) gain on cash flow derivative hedges (net of tax benefit of $2 and $32 in 2025 and net of tax expense of $267 and tax benefit of $133 in 2024, respectively)	(9)	837	(102)	(418)
Reclassification adjustment for losses included in net income (net of tax expense of $21 and $76 in 2025 and $80 and $270 in 2024, respectively)	72	254	242	849
Total other comprehensive income, net of tax	2,649	5,000	7,065	8,677
Total comprehensive income	20,035	30,186	64,999	86,905
Less: comprehensive income attributable to non-controlling interest	56	70	49	72
Comprehensive income attributable to OceanFirst Financial Corp.	19,979	30,116	64,950	86,833
Less: dividends on preferred shares	—	1,004	2,008	3,012
Less: loss on redemption of preferred stock	—	—	1,842	—
Total comprehensive income available to common stockholders	$19,979	$29,112	$61,100	$83,821
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2025 and 2024

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at June 30, 2024	$1	$613	$1,164,813	$620,021	$(17,185)	$(3,161)	$(89,217)	$784	$1,676,669
Net income	—	—	—	25,116	—	—	—	70	25,186
Other comprehensive income, net of tax	—	—	—	—	5,000	—	—	—	5,000
Stock compensation	—	—	1,383	—	—	—	—	—	1,383
Allocation of ESOP stock	—	—	(27)	—	—	309	—	—	282
Cash dividend - $0.20 per share	—	—	—	(11,657)	—	—	—	—	(11,657)
Exercise of stock options	—	—	48	—	—	—	—	—	48
Repurchase 87,324 shares of common stock	—	—	1	—	—	—	(1,400)	—	(1,399)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Balance at September 30, 2024	$1	$613	$1,166,218	$632,476	$(12,185)	$(2,852)	$(90,617)	$854	$1,694,508

Balance at June 30, 2025	$—	$625	$1,115,441	$655,095	$(11,437)	$(1,922)	$(114,956)	$834	$1,643,680
Net income	—	—	—	17,330	—	—	—	56	17,386
Other comprehensive income, net of tax	—	—	—	—	2,649	—	—	—	2,649
Stock compensation	—	—	869	—	—	—	—	—	869
Allocation of ESOP stock	—	—	(17)	—	—	311	—	—	294
Cash dividend - $0.20 per share	—	—	—	(11,451)	—	—	—	—	(11,451)
Exercise of stock options	—	—	42	—	—	—	—	—	42
Repurchase of 2,308 shares of common stock	—	—	—	—	—	—	(42)	—	(42)
Balance at September 30, 2025	$—	$625	$1,116,335	$660,974	$(8,788)	$(1,611)	$(114,998)	$890	$1,653,427

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2025 and 2024

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2023	$1	$613	$1,161,755	$592,542	$(20,862)	$(3,780)	$(69,106)	$782	$1,661,945
Net income	—	—	—	78,156	—	—	—	72	78,228
Other comprehensive income, net of tax	—	—	—	—	8,677	—	—	—	8,677
Stock compensation	—	—	4,515	—	—	—	—	—	4,515
Allocation of ESOP stock	—	—	(130)	—	—	928	—	—	798
Cash dividend - $0.60 per share	—	—	—	(35,210)	—	—	—	—	(35,210)
Exercise of stock options	—	—	48	—	—	—	—	—	48
Repurchase 1,383,238 shares of common stock	—	—	30	—	—	—	(21,511)	—	(21,481)
Preferred stock dividend	—	—	—	(3,012)	—	—	—	—	(3,012)
Balance at September 30, 2024	$1	$613	$1,166,218	$632,476	$(12,185)	$(2,852)	$(90,617)	$854	$1,694,508

Balance at December 31, 2024	$1	$613	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757
Net income	—	—	—	57,885	—	—	—	49	57,934
Other comprehensive income, net of tax	—	—	—	—	7,065	—	—	—	7,065
Stock compensation	—	12	3,403	—	—	—	—	—	3,415
Allocation of ESOP stock	—	—	(71)	—	—	931	—	—	860
Cash dividend - $0.60 per share	—	—	—	(34,788)	—	—	—	—	(34,788)
Exercise of stock options	—	—	178	—	—	—	—	—	178
Repurchase 1,404,253 shares of common stock	—	—	31	—	—	—	(24,381)	—	(24,350)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Redemption of preferred stock	(1)	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(266)	(266)
Balance at September 30, 2025	$—	$625	$1,116,335	$660,974	$(8,788)	$(1,611)	$(114,998)	$890	$1,653,427
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$57,934	$78,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	7,697	8,277
Allocation of ESOP stock	860	798
Stock compensation	3,415	4,515
Net excess tax expense on stock compensation	195	365
Amortization of servicing asset	295	261
Net (discount) premium amortization in excess of discount accretion on securities	(366)	561
Net amortization of deferred costs on borrowings	239	463
Amortization of intangibles	2,746	2,457
Net accretion of purchase accounting adjustments	(1,220)	(2,826)
Net amortization of deferred fees/costs and premiums/discounts on loans	(7,058)	(1,574)
Provision for credit losses	12,471	4,222
Net loss (gain) on sale of fixed assets	2	(131)
Net loss on sales of available-for-sale securities	64	106
Net gain on equity investments	(686)	(4,230)
Net gain on sales of loans	(2,935)	(1,282)
Proceeds from sales of residential loans held for sale	396,092	141,588
Residential loans originated for sale	(389,712)	(158,176)
Write down of other real estate owned	198	—
Increase in value of bank owned life insurance	(5,412)	(4,796)
Net gain on sale of assets held for sale	—	(855)
(Increase) decrease in interest and dividends receivable	(1,692)	3,053
Deferred tax (benefit) provision	(25)	935
Decrease in other assets	34,662	19,330
(Decrease) increase in other liabilities	(56,556)	(43,849)
Total adjustments	(6,726)	(30,788)
Net cash provided by operating activities	51,208	47,440
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(426,420)	173,444
Proceeds from sales of non-performing loans	6,361	—
Purchase of loan pools	(26,859)	—
Discounts received on purchased loan pool	2,562	—
Purchase of debt securities available-for-sale	(757,723)	(243,795)
Purchase of debt securities held-to-maturity	—	(6,971)
Purchase of equity investments	(6,620)	(3,032)
Proceeds from maturities and calls of debt securities available-for-sale	5,600	15,870
Proceeds from maturities and calls of debt securities held-to-maturity	44,458	19,202
Proceeds from sales of debt securities available-for-sale	99,187	2,121
Proceeds from calls and sales of equity investments	365	11,256
Principal repayments on debt securities available-for-sale	218,194	78,413
Principal repayments on debt securities held-to-maturity	83,819	73,799
Proceeds from bank owned life insurance	6,484	2,156
Proceeds from the redemption of restricted equity investments	209,026	71,927
Purchases of restricted equity investments	(242,790)	(76,706)
Proceeds from sale of other real estate owned	912	—
Proceeds from sales of assets held-for-sale	—	883
Purchases of premises and equipment	(4,819)	(5,949)
Proceeds from disposal of premises and equipment	—	3,380
Net cash consideration paid for acquisition	—	(1,000)
Net cash (used in) provided by investing activities	(788,263)	114,998

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from financing activities:
Increase (decrease) in deposits	$369,654	$(318,686)
Increase in short-term borrowings	4,247	7,949
Net proceeds from FHLB advances	632,974	43,224
Net proceeds from other borrowings	—	222,662
Increase in advances by borrowers for taxes and insurance	677	4,875
Exercise of stock options	178	48
Payment of employee taxes withheld from stock awards and phantom stock units	(1,383)	(2,354)
Purchase of treasury stock	(24,350)	(21,481)
Dividends paid	(36,796)	(38,222)
Redemption of preferred stock	(57,370)	—
Distributions to non-controlling interest	(266)	—
Net cash provided by (used in) provided by financing activities	887,565	(101,985)
Net increase in cash and due from banks and restricted cash	150,510	60,453
Cash and due from banks and restricted cash at beginning of period	123,615	153,718
Cash and due from banks and restricted cash at end of period	$274,125	$214,171
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$123,615	$153,718
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$123,615	$153,718
Cash and due from banks at end of period	$274,125	$214,171
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$274,125	$214,171
Cash paid during the period for:
Interest	$205,654	$219,314
Income taxes	17,661	26,890
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	388	305
Net loan charge-offs	3,471	1,713
Transfer of securities from held-to-maturity to available-for-sale	—	500
Transfer of loans receivable to other real estate owned	6,797	—
Transfer of loans receivable to loans held-for-sale	6,361	—

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
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the full year 2025 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
In 2025, the Company reclassified loans secured by owner-occupied commercial real estate to commercial and industrial - real estate to reflect the variation in the management and underlying risk profile of such loans as compared with non-owner-occupied (“investor”) commercial real estate loans. Similarly, the Company also reclassified commercial and industrial loans that were not secured by real estate to commercial and industrial - non-real estate. Collectively, these two loan portfolios are referred to as ‘Commercial and industrial’ loans.
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
Further, the CODM allocates resources and assesses performance based on an ongoing review of the Company’s consolidated financial results. Specifically, the CODM reviews net income, reported within the consolidated statements of income, along with information in the consolidated statements of financial condition, to decide whether to reinvest profits into the Company or other strategic investments. Refer to the Consolidated Statements of Financial Condition and Consolidated Statements of Income for net income and all significant expenses regularly provided to and reviewed by the CODM.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding	57,387	58,439	57,982	58,770
Less: Unallocated ESOP shares	(90)	(157)	(107)	(173)
Unallocated incentive award shares	(266)	(217)	(276)	(192)
Average basic shares outstanding	57,031	58,065	57,599	58,405
Add: Effect of dilutive securities:
Incentive awards	5	3	3	2
Average diluted shares outstanding	57,036	58,068	57,602	58,407
For the three and nine months ended September 30, 2025, antidilutive stock options of 1,359,000, for both periods, were excluded from the earnings per share calculation. For the three and nine months ended September 30, 2024, antidilutive stock options of 1,668,000 and 1,790,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At September 30, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$56,940	$2	$(3,092)	$53,850	$—
State and municipal debt obligations	75,357	4,977	—	80,334	—
Corporate debt securities	27,587	502	(269)	27,820	—
Asset-backed securities	129,623	195	(27)	129,791	—
Mortgage-backed securities (“MBS”):
Agency residential	874,956	1,139	(4,712)	871,383	—
Agency commercial	108,333	—	(9,931)	98,402	—
Total mortgage-backed securities	983,289	1,139	(14,643)	969,785	—
Total excluding fair value hedge basis adjustment	1,272,796	6,815	(18,031)	1,261,580	—
Fair value hedge basis adjustment (1)	(341)	—	341	—	—
Total debt securities available-for-sale	$1,272,455	$6,815	$(17,690)	$1,261,580	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$168,446	$295	$(10,220)	$158,521	$(25)
Corporate debt securities	53,699	148	(1,271)	52,576	(798)
Mortgage-backed securities:
Agency residential	611,238	1,438	(48,937)	563,739	—
Agency commercial	78,304	7	(5,383)	72,928	—
Non-agency commercial	9,015	1	(230)	8,786	(145)
Total mortgage-backed securities	698,557	1,446	(54,550)	645,453	(145)
Total debt securities held-to-maturity	$920,702	$1,889	$(66,041)	$856,550	$(968)
Total debt securities	$2,193,157	$8,704	$(83,731)	$2,118,130	$(968)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$62,396	$11	$(5,022)	$57,385	$—
Corporate debt securities	14,042	43	(762)	13,323	—
Asset-backed securities	197,116	235	(84)	197,267	—
Mortgage-backed securities:
Agency residential	465,108	1,256	(801)	465,563	—
Agency commercial	108,610	—	(14,648)	93,962	—
Total mortgage-backed securities	573,718	1,256	(15,449)	559,525	—
Total debt securities available-for-sale	$847,272	$1,545	$(21,317)	$827,500	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$201,369	$199	$(13,665)	$187,903	$(31)
Corporate debt securities	65,350	775	(1,416)	64,709	(734)
Mortgage-backed securities:
Agency residential	680,052	44	(73,110)	606,986	—
Agency commercial	79,925	1	(5,878)	74,048	—
Non-agency commercial	20,146	—	(875)	19,271	(202)
Total mortgage-backed securities	780,123	45	(79,863)	700,305	(202)
Total debt securities held-to-maturity	$1,046,842	$1,019	$(94,944)	$952,917	$(967)
Total debt securities	$1,894,114	$2,564	$(116,261)	$1,780,417	$(967)
(1)Refer to Note 8, Derivatives and Hedging Activities for additional information.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for securities credit losses
Beginning balance	$(809)	$(958)	$(967)	$(1,133)
(Provision) benefit for credit losses	(159)	56	(1)	231
Total ending allowance balance	$(968)	$(902)	$(968)	$(902)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at September 30, 2025, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of September 30, 2025
State and municipal debt obligations	$168,446	$—	$168,446
Corporate debt securities	40,072	13,627	53,699
Non-agency commercial MBS	9,015	—	9,015
Total debt securities held-to-maturity	$217,533	$13,627	$231,160
There were $8,000 and $64,000 of realized losses on sale of debt securities available-for-sale for the three and nine months ended September 30, 2025, respectively, as compared to no realized gains/losses and $106,000 of realized losses for the corresponding prior year periods. These realized gains/losses on debt securities are presented within Other and included within Total other income on the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at September 30, 2025 by contractual maturity are shown below (in thousands):

September 30, 2025	Amortized Cost (1)	Estimated Fair Value
Less than one year	$23,098	$22,892
Due after one year through five years	175,115	169,392
Due after five years through ten years	114,508	112,981
Due after ten years	198,931	197,627
	$511,652	$502,892
(1)The amortized cost of available-for-sale securities excludes the portfolio layer fair value hedge basis adjustments of $341,000 at September 30, 2025.
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2025, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost, excluding the fair value hedge basis adjustments, of $80.7 million, $118.1 million, and $129.6 million, respectively, and an estimated fair value of $79.8 million, $122.5 million, and $129.8 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at September 30, 2025 and December 31, 2024, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)
At September 30, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$—	$—	$52,101	$(3,092)	$52,101	$(3,092)
Corporate debt securities	2,499	(1)	4,731	(268)	7,230	(269)
Asset-backed securities	26,067	(27)	—	—	26,067	(27)
MBS:
Agency residential	508,559	(4,641)	64,646	(71)	573,205	(4,712)
Agency commercial	493	(1)	97,909	(9,930)	98,402	(9,931)
Total MBS	509,052	(4,642)	162,555	(10,001)	671,607	(14,643)
Total debt securities available-for-sale	537,618	(4,670)	219,387	(13,361)	757,005	(18,031)
Debt securities held-to-maturity:
State and municipal debt obligations	1,486	(5)	144,190	(10,215)	145,676	(10,220)
Corporate debt securities	2,864	(754)	18,867	(517)	21,731	(1,271)
MBS:
Agency residential	2,365	—	463,352	(48,937)	465,717	(48,937)
Agency commercial	178	—	71,950	(5,383)	72,128	(5,383)
Non-agency commercial	—	—	7,785	(230)	7,785	(230)
Total MBS	2,543	—	543,087	(54,550)	545,630	(54,550)
Total debt securities held-to-maturity	6,893	(759)	706,144	(65,282)	713,037	(66,041)
Total debt securities	$544,511	$(5,429)	$925,531	$(78,643)	$1,470,042	$(84,072)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$3,221	$—	$49,538	$(5,022)	$52,759	$(5,022)
Corporate debt securities	4,793	(55)	6,029	(707)	10,822	(762)
Asset-backed securities	31,588	(21)	59,148	(63)	90,736	(84)
MBS:
Agency residential	202,961	(801)	—	—	202,961	(801)
Agency commercial	—	—	93,962	(14,648)	93,962	(14,648)
Total MBS	202,961	(801)	93,962	(14,648)	296,923	(15,449)
Total debt securities available-for-sale	242,563	(877)	208,677	(20,440)	451,240	(21,317)
Debt securities held-to-maturity:
State and municipal debt obligations	7,098	(176)	169,434	(13,489)	176,532	(13,665)
Corporate debt securities	1,247	(219)	25,518	(1,197)	26,765	(1,416)
MBS:
Agency residential	114,557	(1,647)	479,847	(71,463)	594,404	(73,110)
Agency commercial	3,894	(20)	69,912	(5,858)	73,806	(5,878)
Non-agency commercial	—	—	19,271	(875)	19,271	(875)
Total MBS	118,451	(1,667)	569,030	(78,196)	687,481	(79,863)
Total debt securities held-to-maturity	126,796	(2,062)	763,982	(92,882)	890,778	(94,944)
Total debt securities	$369,359	$(2,939)	$972,659	$(113,322)	$1,342,018	$(116,261)
(1)The unrealized losses of available-for-sale securities excludes the portfolio layer fair value hedge basis adjustments of $341,000 at September 30, 2025.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company concluded that no debt securities were impaired at September 30, 2025 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.
Equity Investments
At September 30, 2025 and December 31, 2024, the Company held equity investments of $90.7 million and $84.1 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2025 and 2024 are shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) gain on equity investments	$(7)	$1,420	$686	$4,230
Less: Net gains recognized on equity investments sold	352	—	352	—
Unrealized (losses) gains recognized on equity investments still held	$(359)	$1,420	$334	$4,230
Note 4. Loans Receivable, Net
Loans receivable, net at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Commercial:
Commercial real estate – investor	$5,211,220	$5,287,683
Commercial and industrial:
Commercial and industrial – real estate	997,122	902,219
Commercial and industrial – non-real estate	998,860	647,945
Total commercial and industrial	1,995,982	1,550,164
Total commercial	7,207,202	6,837,847
Consumer:
Residential real estate	3,135,200	3,049,763
Home equity loans and lines and other consumer (“other consumer”)	215,581	230,462
Total consumer	3,350,781	3,280,225
Total loans receivable	10,557,983	10,118,072
Deferred origination costs, net of fees	13,105	10,964
Allowance for loan credit losses	(81,236)	(73,607)
Total loans receivable, net	$10,489,852	$10,055,429
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The following tables summarize total loans by year of origination, internally assigned credit grades and risk characteristics (in thousands):

	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Total
September 30, 2025
Commercial real estate - investor
Pass	$327,577	$65,391	$167,114	$1,161,036	$1,259,394	$1,511,048	$632,889	$5,124,449
Special Mention	167	—	—	2,945	—	8,769	2,536	14,417
Substandard	—	85	—	20,916	298	42,108	8,947	72,354
Total commercial real estate - investor	327,744	65,476	167,114	1,184,897	1,259,692	1,561,925	644,372	5,211,220
Commercial and industrial:
Commercial and industrial - real estate
Pass	164,415	77,001	59,831	130,265	81,689	424,945	46,448	984,594
Special Mention	—	—	—	—	—	753	—	753
Substandard	—	—	—	—	—	11,766	9	11,775
Total commercial and industrial - real estate	164,415	77,001	59,831	130,265	81,689	437,464	46,457	997,122
Commercial and industrial - non-real estate
Pass	217,889	191,599	43,435	31,625	9,110	53,456	436,298	983,412
Special Mention	43	85	—	—	—	—	—	128
Substandard	—	245	573	838	676	1,765	11,223	15,320
Total commercial and industrial - non-real estate	217,932	191,929	44,008	32,463	9,786	55,221	447,521	998,860
Total commercial and industrial	382,347	268,930	103,839	162,728	91,475	492,685	493,978	1,995,982
Residential real estate (1)
Pass	308,198	255,431	226,780	516,548	759,508	1,061,702	—	3,128,167
Special Mention	511	204	—	—	870	1,536	—	3,121
Substandard	—	1,032	1,278	341	445	816	—	3,912
Total residential real estate	308,709	256,667	228,058	516,889	760,823	1,064,054	—	3,135,200
Other consumer (1)
Pass	20,398	24,914	23,795	15,075	15,416	99,413	14,605	213,616
Special Mention	—	193	—	152	—	208	—	553
Substandard	—	—	95	36	—	1,281	—	1,412
Total other consumer	20,398	25,107	23,890	15,263	15,416	100,902	14,605	215,581
Total loans	$1,039,198	$616,180	$522,901	$1,879,777	$2,127,406	$3,219,566	$1,152,955	$10,557,983
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the three months ended September 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$32,926	$3,934	$14,822	$26,570	$1,014	$79,266
(Benefit) provision for credit losses	(1,652)	375	4,084	(341)	121	2,587
Charge-offs	(369)	—	(347)	(27)	(107)	(850)
Recoveries	—	3	191	3	36	233
Balance at end of period	$30,905	$4,312	$18,750	$26,205	$1,064	$81,236
For the three months ended September 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,853	$3,931	$7,915	$27,833	$1,307	$68,839
Provision (benefit) for credit losses	3,074	(220)	1,767	(4,564)	82	139
Charge-offs	—	—	—	(35)	(89)	(124)
Recoveries	123	4	2	29	54	212
Balance at end of period	$31,050	$3,715	$9,684	$23,263	$1,354	$69,066
For the nine months ended September 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	2,184	478	8,400	(290)	328	11,100
Charge-offs	(2,214)	—	(347)	(1,119)	(383)	(4,063)
Recoveries	155	17	226	27	167	592
Balance at end of period	$30,905	$4,312	$18,750	$26,205	$1,064	$81,236
For the nine months ended September 30, 2024
Allowance for credit losses on loans
Balance at beginning of period	$27,899	$4,354	$6,867	$27,029	$988	$67,137
Provision (benefit) for credit losses	4,671	(668)	2,808	(3,913)	744	3,642
Charge-offs	(1,646)	—	—	(35)	(484)	(2,165)
Recoveries	126	29	9	182	106	452
Balance at end of period	$31,050	$3,715	$9,684	$23,263	$1,354	$69,066

The following tables summarize gross charge-offs by vintage (in thousands):

	2024	2023	2022	2021	2020 and prior	Total
For the three months ended September 30, 2025
Commercial real estate – investor	$(72)	$(297)	$—	$—	$—	$(369)
Commercial and industrial – non-real estate	(347)	—	—	—	—	(347)
Residential real estate	(23)	(4)	—	—	—	(27)
Other consumer	—	—	—	—	(107)	(107)
Total charge-offs	$(442)	$(301)	$—	$—	$(107)	$(850)
For the nine months ended September 30, 2025
Commercial real estate – investor	$(250)	$(1,862)	$(30)	$(24)	$(48)	$(2,214)
Commercial and industrial – non-real estate	(347)	—	—	—	—	(347)
Residential real estate	(91)	(59)	(255)	(344)	(370)	(1,119)
Other consumer	—	—	—	—	(383)	(383)
Total charge-offs	$(688)	$(1,921)	$(285)	$(368)	$(801)	$(4,063)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2023	2021	2019 and prior	Total
For the three months ended September 30, 2024
Residential real estate	$(33)	$—	$(2)	$(35)
Other consumer	—	—	(89)	(89)
Total charge-offs	$(33)	$—	$(91)	$(124)
For the nine months ended September 30, 2024
Commercial real estate – investor	$—	$(46)	$(1,600)	$(1,646)
Residential real estate	(33)	—	(2)	(35)
Other consumer	—	—	(484)	(484)
Total charge-offs	$(33)	$(46)	$(2,086)	$(2,165)
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At September 30, 2025 and December 31, 2024, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $18.6 million and $11.8 million, respectively, commercial and industrial - real estate of $7.2 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $326,000 and $32,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $5.3 million and $8.6 million at September 30, 2025 and December 31, 2024, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Commercial real estate – investor	$23,570	$17,000
Commercial and industrial:
Commercial and industrial - real estate	7,469	4,787
Commercial and industrial - non-real estate	394	32
Total commercial and industrial	7,863	4,819
Residential real estate (1)	7,334	10,644
Other consumer (1)	2,496	3,064
Total non-performing loans	$41,263	$35,527
(1) The nine months ended September 30, 2025 included the sale of non-performing residential and consumer loans of $7.3 million.

At September 30, 2025 and December 31, 2024, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2025 and December 31, 2024, there were no loans greater than 90 days past due that were accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2025 and December 31, 2024 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2025
Commercial real estate – investor	$4,126	$2,161	$18,513	$24,800	$5,186,420	$5,211,220
Commercial and industrial:
Commercial and industrial - real estate	925	—	3,935	4,860	992,262	997,122
Commercial and industrial - non-real estate	5,273	89	326	5,688	993,172	998,860
Total commercial and industrial	6,198	89	4,261	10,548	1,985,434	1,995,982
Residential real estate	2,100	2,994	3,912	9,006	3,126,194	3,135,200
Other consumer	1,616	533	1,410	3,559	212,022	215,581
Total loans	$14,040	$5,777	$28,096	$47,913	$10,510,070	$10,557,983
December 31, 2024
Commercial real estate – investor	$4,624	$8,880	$10,877	$24,381	$5,263,302	$5,287,683
Commercial and industrial:
Commercial and industrial - real estate	941	—	1,392	2,333	899,886	902,219
Commercial and industrial - non-real estate	3	—	16	19	647,926	647,945
Total commercial and industrial	944	—	1,408	2,352	1,547,812	1,550,164
Residential real estate	18,518	2,242	6,551	27,311	3,022,452	3,049,763
Other consumer	1,060	282	1,999	3,341	227,121	230,462
Total loans	$25,146	$11,404	$20,835	$57,385	$10,060,687	$10,118,072

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with Accounting Standards Update (“ASU”) 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of September 30, 2025 and December 31, 2024, loans with modifications to borrowers experiencing financial difficulty totaled $31.6 million and $30.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of September 30, 2025 or December 31, 2024.
The following table presents loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Term Extension	Combination of Term Extension and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended September 30, 2025
Residential real estate	$246	$—	$246	0.01%
	$246	$—	$246	—%
For the nine months ended September 30, 2025
Commercial real estate – investor	$4,972	$4,423	$9,395	0.18%
Residential real estate	246	—	246	0.01
	$5,218	$4,423	$9,641	0.09%

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended September 30, 2024
	$—	$—	$—	$—	$—	—%
For the nine months ended September 30, 2024
Commercial real estate – investor	$—	$4,878	$7,000	$—	$11,878	0.23%
Commercial and industrial – real estate	—	—	—	2,994	2,994	0.36
Residential real estate	129	—	—	—	129	—
Other consumer	—	—	148	—	148	0.06
	$129	$4,878	$7,148	$2,994	$15,149	0.15%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended September 30, 2025 and 2024 (in thousands):

	Current	60 - 89 Days past due	Total
September 30, 2025
Commercial real estate – investor	$16,684	$—	$16,684
Residential real estate	246	—	246
	$16,930	$—	$16,930
September 30, 2024
Commercial real estate – investor	$19,645	$—	$19,645
Commercial and industrial – real estate	2,896	—	2,896
Residential real estate	128	—	128
Other consumer	47	147	194
	$22,716	$147	$22,863
At September 30, 2025 and 2024, there were no loans to borrowers experiencing financial difficulty that were 90 days or greater past due.
Note 5. Deposits
The major types of deposits at September 30, 2025 and December 31, 2024 were as follows (in thousands):

Type of Account	September 30,	December 31,
	2025	2024
Non-interest-bearing	$1,731,760	$1,617,182
Interest-bearing checking	4,090,930	4,000,553
Money market deposit	1,397,434	1,301,197
Savings	1,000,488	1,066,438
Time deposits	2,215,382	2,080,972
Total deposits	$10,435,994	$10,066,342
Included in time deposits at September 30, 2025 and December 31, 2024 was $440.5 million and $457.2 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $405.1 million and $74.7 million at September 30, 2025 and December 31, 2024, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Borrowed Funds
Borrowed funds at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
FHLB advances	$1,705,585	$1,072,611
Securities sold under agreements to repurchase with customers	64,869	60,567
Other borrowings	198,138	197,546
Total borrowed funds	$1,968,592	$1,330,724
At September 30, 2025, there were $762.6 million of term advances and $943.0 million of overnight borrowings from the FHLB, as compared to $1.07 billion and none at December 31, 2024, respectively.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
September 30, 2025
FHLB and FRB	$7,480,265	$964,222	$8,444,487
Repurchase agreements	—	59,586	59,586
Total pledged assets	$7,480,265	$1,023,808	$8,504,073
December 31, 2024
FHLB and FRB	$7,427,247	$984,515	$8,411,762
Repurchase agreements	—	85,529	85,529
Total pledged assets	$7,427,247	$1,070,044	$8,497,291

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$1,261,580	$45,398	$1,216,182	$—
Equity investments	44,987	—	44,987	—
Interest rate derivative asset	56,696	—	56,696	—
Interest rate derivative liability	(56,449)	—	(56,449)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	45,744	—	—	40,163
Other real estate owned	7,498	—	—	7,498
Loans measured for impairment based on the fair value of the underlying collateral (3)	31,401	—	—	31,401
December 31, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$827,500	$49,466	$778,034	$—
Equity investments	40,447	—	40,447	—
Interest rate derivative asset	91,352	—	91,352	—
Interest rate derivative liability	(91,483)	—	(91,483)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	43,657	—	—	39,676
Other real estate owned	1,811	—	—	1,811
Loans measured for impairment based on the fair value of the underlying collateral (3)	25,148	—	—	25,148
(1)    As of September 30, 2025 and December 31, 2024, equity investments included $40.2 million and $39.7 million, respectively, of equity investments measured under the measurement alternative. There were $352,000 of realized gains for the nine months ended September 30, 2025 and none for the year ended December 31, 2024.
(2)    As of September 30, 2025 and December 31, 2024, equity investments included $5.6 million and $4.0 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range of fair value adjustments may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no assets in Level 3 that were recognized at fair value on a recurring basis or transfers into or out of Level 3 for the three and nine months ended September 30, 2025 and 2024.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of September 30, 2025 and December 31, 2024 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2025
Financial Assets:
Cash and due from banks	$274,125	$274,125	$—	$—
Debt securities held-to-maturity	919,734	—	856,550	—
Restricted equity investments	142,398	—	—	142,398
Loans receivable, net and loans held-for-sale	10,507,618	—	—	10,114,619
Financial Liabilities:
Deposits other than time deposits (1)	8,220,612	—	8,220,612	—
Time deposits	2,215,382	—	2,209,693	—
FHLB advances and other borrowings	1,903,723	—	1,911,055	—
Securities sold under agreements to repurchase with customers	64,869	64,869	—	—
December 31, 2024
Financial Assets:
Cash and due from banks	$123,615	$123,615	$—	$—
Debt securities held-to-maturity	1,045,875	—	952,917	—
Restricted equity investments	108,634	—	—	108,634
Loans receivable, net and loans held-for-sale	10,076,640	—	—	9,551,156
Financial Liabilities:
Deposits other than time deposits (1)	7,985,370	—	7,985,370	—
Time deposits	2,080,972	—	2,074,698	—
FHLB advances and other borrowings	1,270,157	—	1,264,260	—
Securities sold under agreements to repurchase with customers	60,567	60,567	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, and therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $3,000 and $28,000 in commercial loan swap income resulting from the fair value adjustments for the three and nine months ended September 30, 2025, respectively, as compared to losses of $25,000 and $14,000 for the corresponding prior year periods.
Derivatives Designated as Hedging Instruments
Cash Flow Hedge
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
The table below presents the effect on the Company’s accumulated other comprehensive income/loss (“AOCI” or “AOCL”) attributable to the cash flow hedge derivative, net of tax, and the related gains/losses reclassified from AOCI into income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AOCL balance at beginning of period, net of tax	$(52)	$(776)	$(87)	$(36)
Unrealized (losses) gains recognized in OCI	(9)	837	(102)	(418)
Losses reclassified from AOCI into interest income	65	253	193	768
AOCI balance at end of period, net of tax	$4	$314	$4	$314
For the year ending 2025, the Company estimates that an additional $5,000 will be reclassified as an addition to interest income.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Fair Value Hedge
During the third quarter of 2025, the Company entered into interest rate swap derivatives to hedge the changes in fair value of AFS debt securities due to changes in interest rates. The swaps hedge the interest rate risk component of the change in fair value of the hedged items (i.e., hedged layers of AFS debt securities), and were designated and qualified as portfolio layer method fair value hedges under ASC Topic 815, Derivatives and Hedging. The last of the fair value hedges is scheduled to expire in October 2042.
For AFS securities that are included in a fair value hedge relationship, changes in fair value related to changes to the benchmark interest rate on AFS securities are immediately recognized into interest income in the Consolidated Statements of Income, and are offset by the change in the fair value of the interest rate swap derivatives. Changes in fair value of the AFS securities that are unrelated to interest rate risk are recorded in OCI as net unrealized gains (losses) on AFS securities. Throughout the life of the hedges, basis adjustments are maintained at the portfolio level and are allocated to individual assets only under certain circumstances. These circumstances include instances where the portfolio amount falls below the hedged layer amounts, or in cases of voluntary de-designation. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets are reversed through the Consolidated Statements of Income in future periods as an adjustment to yield. All swaps involved in fair value hedges have been determined to be effective.
The following table presents the amortized cost and cumulative basis adjustment for closed portfolios of securities used to designate fair value hedging relationships (in thousands):

As of September 30, 2025
AFS securities:
Amortized cost (excluding fair value hedge basis adjustment)	$651,231
Fair value hedge basis adjustment	(341)
The table below presents the effects of fair value hedges on net interest income, as well as their location on the Consolidated Statements of Income (in thousands):

	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
AFS securities:
Gain recognized on derivatives	Interest income - debt securities	$288	$288
Loss recognized on hedged items	Interest income - debt securities	(341)	(341)
Net loss recognized on fair value hedges	Interest income - debt securities	$(53)	$(53)
Derivatives Not Designated as Hedging Instruments and Designated as Hedging Instruments
The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of September 30, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,456,192	$55,454	$55,499
Derivatives Designated as Hedging Instruments
Interest rate swap contract - cash flow hedge	100,000	5	—
Interest rate swap contracts - fair value hedge	650,926	1,237	950
Total Derivatives	$2,207,118	$56,696	$56,449
As of December 31, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,468,022	$91,352	$91,368
Derivatives Designated as Cash Flow Hedge
Interest rate swap contract	100,000	—	115
Total Derivatives	$1,568,022	$91,352	$91,483

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Risk-Related Contingent Features
The Company is exposed to credit risk in the event of nonperformance by the interest rate derivative counterparty. The Company minimizes this risk by being a party to International Swaps and Derivatives Association agreements with third-party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no collateral posted by the Company with third parties at both September 30, 2025 and December 31, 2024. The amount of collateral received from third parties was $47.2 million and $93.3 million at September 30, 2025 and December 31, 2024, respectively. The amount of collateral posted with third parties and received from third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $56.4 million and $91.5 million at September 30, 2025 and December 31, 2024, respectively.
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
The following table represents the classification of the Company’s Right of Use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		September 30,	December 31,
		2025	2024
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$16,795	$15,452
Finance lease ROU asset	Premises and equipment, net	896	1,071
Total lease ROU assets		$17,691	$16,523

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$18,278	$17,114
Finance lease liability	Other borrowings	1,214	1,421
Total lease liabilities		$19,492	$18,535
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $1.0 million and $4.4 million at September 30, 2025 and December 31, 2024, respectively.
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

	September 30,	December 31,
	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	5.65 years	5.84 years
Finance lease	3.85 years	4.59 years
Weighted-Average Discount Rate
Operating leases	3.45%	3.08%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Expense
Operating lease expense	$1,309	$1,136	$3,739	$3,441
Finance lease expense:
Amortization of ROU assets	59	59	175	175
Interest on lease liabilities (1)	17	21	55	66
Total	$1,385	$1,216	$3,969	$3,682

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,322	$1,214	$3,927	$3,336
Operating cash flows from finance leases	17	21	55	66
Financing cash flows from finance leases	70	66	207	196
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2025	$88	$1,297
2026	350	5,100
2027	350	3,808
2028	350	2,621
2029	209	2,337
Thereafter	—	5,137
Total	1,347	20,300
Less: Imputed interest	(133)	(2,022)
Total lease liabilities	$1,214	$18,278
Note 10. Variable Interest Entity
The Company accounts for Trident as a variable interest entity (“VIE”) under ASC 810, Consolidation, for which the Company is considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company has consolidated Trident’s assets and liabilities.

The summarized financial information for the Company’s consolidated VIE at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$40,213	$21,642
Other assets	309	457
Total assets	40,522	22,099
Other liabilities	38,297	19,333
Net assets	$2,225	$2,766

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 11. Subsequent Events
On October 29, 2025, the Company completed its offering of $185 million of 6.375% fixed-to-floating rate subordinated notes due 2035. The net proceeds of approximately $181.9 million will be used to repay existing indebtedness, including the redemption in full of the Company’s subordinated notes due May 15, 2030, of which $125.0 million in principal amount is currently outstanding, to support growth initiatives at the Company’s subsidiaries, including the Bank, and for general corporate purposes.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the authorization by the Board of Directors to repurchase up to 5% of the Company’s outstanding common stock, or 3.0 million shares. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. The stock repurchase plans have no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plans at any time. The Company did not repurchase any shares of its common stock from the stock repurchase programs during the three month period ended September 30, 2025. At September 30, 2025, there were 3,226,284 shares available for repurchase under the Company’s stock repurchase program.
For the three months ended September 30, 2025, 2,308 shares were repurchased outside of the Company’s stock repurchase program at an average share price of $18.40. The Company repurchased these shares from employees that elected to exercise vested stock options. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended September 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 4, 2025	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	November 4, 2025	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer