Form 10-K
period 2025-12-31
OCEANFIRST FINANCIAL CORP
filed 2026-02-27
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market fair value of the voting and non-voting common equity held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $977,631,160 based upon the closing price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock as of February 19, 2026 was 57,402,016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

Glossary of Defined Terms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements.

Term	Acronym / Defined Term
Accounting Standards Update	ASU
Accumulated Other Comprehensive Income	AOCI
Accumulated Other Comprehensive Loss	AOCL
Adjustable-Rate Mortgage	ARM
Allowance for Credit Losses	ACL
Asset Liability Committee	ALCO
Assets Under Administration and Management	AUA/M
Available-for-Sale	AFS
Bank Holding Company	BHC
Bank Holding Company Act of 1956	BHC Act
Bank Owned Life Insurance	BOLI
The Board of Directors	Board
Central Business District	CBD
Change in Bank Control Act	CIBC Act
Chief Operating Decision Maker	CODM
Colonial American Bank	Colonial American
Commercial and Industrial	C&I
Commercial Real Estate	CRE
Community Reinvestment Act	CRA
Comptroller of the Currency	OCC
Consumer Financial Protection Bureau	CFPB
Current Expected Credit Loss	CECL
Deposit Insurance Fund	DIF
Discounted Cash Flow	DCF
Economic Growth, Regulatory Relief and Consumer Protection Act	EGRRCPA
Economic Value of Equity	EVE
Employee Stock Ownership Plan	ESOP
Federal Deposit Insurance Corporation	FDIC
Federal Home Loan Bank	FHLB
Federal Home Loan Mortgage Corporation	FHLMC
Federal National Mortgage Association	FNMA
Federal Reserve System	FRB
Financial Accounting Standards Board	FASB
Flushing Financial Corporation	Flushing
Generally Accepted Accounting Principles	GAAP
Government National Mortgage Association	GNMA
Gramm-Leach Bliley Act	GLBA
Held-to-Maturity	HTM
Home Equity Loans and Line and Other Consumer	Other consumer

Term	Acronym / Defined Term
Interactive Teller Machines	ITM
Interest Rate Risk	IRR
Mortgage-Backed Securities	MBS
Net Asset Value	NAV
New York City	NYC
New York State	NYS
New York State Department of Financial Services	NYDFS
OceanFirst Bank N.A.	Bank
OceanFirst Financial Corp.	Company
OceanFirst Foundation	Foundation
Other Real Estate Owned	OREO
Purchased with Credit Deterioration	PCD
Real Estate Investment Trust	REIT
Right of Use	ROU
Secured Overnight Financing Rate	SOFR
Securities and Exchange Commission	SEC
Securities Exchange Act of 1934	Exchange Act
Small Business Administration	SBA
Spring Garden Capital Group, LLC	Spring Garden
Sun Bancorp, Inc.	Sun
Treadway Commission in Internal Control - Integrated Framework (2013)	COSO 2013 Framework
Trident Abstract Title Agency, LLC	Trident
Troubled Debt Restructuring	TDR
United States Department of Housing and Urban Development	HUD
United States Department of Justice	DOJ
Variable Interest Entity	VIE
Warburg Pincus LLC	Warburg

PART I

Item 1.	Business

General
OceanFirst Financial Corp. (the “Company”) is incorporated under Delaware law and serves as the holding company for OceanFirst Bank N.A (the “Bank”). At December 31, 2025, the Company had consolidated total assets of $14.6 billion and total stockholders’ equity of $1.7 billion. The Company is subject to regulation by the Board of Governors of the FRB and the SEC. The Bank is primarily subject to regulation and supervision by the OCC, as well as the CFPB due to the Bank exceeding $10 billion in assets. The Bank is also subject to regulation and supervision by the FDIC, as its deposit insurer. Currently, the Company transacts the vast majority of its business through the Bank, its wholly owned subsidiary.
The Bank’s principal business is originating loans, consisting of commercial real estate and other commercial loans, which have become a key focus of the Bank. The Bank also invests in other types of loans, including residential construction and consumer loans. The Bank primarily funds these loans by attracting retail and commercial deposits. In addition, the Bank invests in MBS, securities issued by the U.S. Government and agencies thereof, corporate securities and other investments permitted by applicable law and regulations. The Bank’s revenues are derived principally from interest on its loans, and to a lesser extent, interest on its debt and equity securities. The Bank also receives income from other products and services it offers including bankcard services, trust and fiduciary services, deposit account services, mortgage banking activity, income from bank owned life insurance and commercial loan swap income. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances, and other borrowings. While scheduled payments on loans and securities are predictable sources of funds, deposit flows, loan prepayments, and loan and investment activity are greatly influenced by changes in market interest rates, competition, general economic conditions, including levels of tariffs and any retaliatory responses, unemployment and real estate values, and inflation.
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
Forward-Looking Statements
In addition to historical information, this annual report contains certain forward-looking statements within the meaning of the federal securities laws, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. Forward-looking statements may be identified by the use of the words such as “ estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “could,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. These statements are based on various assumptions, whether or not identified in this document, and on the current expectations of the Company’s management and are not predictions of actual performance, and, as a result, are subject to risks and uncertainties. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict, may differ from assumptions and many are beyond the control of the Company. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
These forward-looking statements may include statements with respect to the proposed transaction between the Company and Flushing and the proposed investment by Warburg in the Company’s equity securities.
Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, the effects of a potential future federal government shutdown, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, our ability to enter into new markets and capitalize on growth opportunities, the adequacy of and changes in the economic assumptions and methodology for computing the allowance for credit losses, availability of capital, competition, changes in investor sentiment and consumer spending, borrowing and savings habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks and fraud, the failure to maintain current technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
Additional forward-looking statements related to the proposed transaction with Flushing and the proposed investment by Warburg include, but are not limited to: (i) the risk that the proposed transaction may not be completed in a timely manner or at all; (ii) the failure to satisfy the conditions to the consummation of the proposed transaction, including obtaining the requisite Company and Flushing stockholder approvals or the necessary regulatory approvals (and the risk that such regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction); (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement between the Company and Flushing; (iv) the inability to obtain alternative capital in the event it becomes necessary to complete the proposed transaction; (v) the effect of the announcement or pendency of the proposed transaction on Company’s and Flushing’s business relationships, operating results and business generally; (vi) risks that the proposed transaction disrupts current plans and operations of the Company and Flushing; (vii) potential difficulties in retaining Company and Flushing customers and employees as a result of the proposed transaction; (viii) potential litigation relating to the proposed transaction that could be instituted against the Company, Flushing or their respective directors and officers, including the effects of any outcomes related thereto; (ix) the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected expenses, factors or events; (x) the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where OceanFirst and Flushing do business; and (xi) the dilution caused by OceanFirst’s issuance of additional shares of its capital stock in connection with the transaction. The foregoing list of factors is not exhaustive. All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth above.
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

Market Area and Competition
The Bank is a regional community bank offering a wide variety of financial products and services to meet the needs of customers in the communities it serves. At December 31, 2025, the Bank primarily operated its business through its headquarters located in Toms River, New Jersey, its administrative office located in Red Bank, New Jersey and 41 branch offices and various deposit production facilities located throughout central and southern New Jersey and major metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Pittsburgh, Washington D.C., Baltimore, Boston and Northern Virginia.
One of the largest and oldest financial institutions in New Jersey, the Bank’s headquarters are centrally located between New York City and Philadelphia. The economy in the Bank’s primary market area, which represents central and southern New Jersey, is driven on a mixture of service and retail trade, with other employment provided by a variety of wholesale trade, manufacturing, federal, state and local government, hospitals and utilities. The area is home to commuters working in and around New York City and Philadelphia and also includes a significant number of vacation and second homes in the communities along the New Jersey shore. In addition, the Bank provides banking services through teams located in the major metropolitan markets from Massachusetts through Virginia.

The Bank’s future growth opportunities will be influenced by the growth and stability of its geographic marketplace and the competitive environment. The Bank faces significant competition in making loans and attracting deposits. In addition, rapid technological changes and consumer preferences will continue to result in increased competition for the Bank’s digital services as several well-funded technology-focused companies are focused on developing innovations in payments, distributed ledger, and cryptocurrency networks to disintermediate portions of the traditional banking model. The states of New Jersey and Virginia and the metropolitan areas of New York City, Philadelphia, Pittsburgh, Baltimore, Boston and Washington D.C. are also attractive markets to many financial institutions. Many of the Bank’s competitors are significantly larger institutions that have greater financial resources than the Bank. The Bank’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies, financial technology companies, insurance companies, private lenders, and government sponsored enterprises. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, and credit unions. The Bank also faces competition for deposits from short-term money market funds, other corporate and government securities funds, financial technology companies, and from other financial service institutions such as brokerage firms and insurance companies. The Bank distinguishes itself from large bank competitors with teams of local financial experts in each market providing personalized accounts, extraordinary customer service and local decision-making.
Community Involvement
The Bank promotes efforts to enhance the quality of life in the communities it serves through employee volunteer efforts and the work of the Foundation. Employees are encouraged to help their communities and receive up to eight hours of Bank-paid volunteer time each year. The Company’s employees, known as the WaveMakers when helping in the community, collectively spend thousands of hours volunteering and serving in leadership roles with local nonprofit organizations, along with participating in other activities that contribute to improving the quality of life for others. In 2025, the WaveMakers spent over 9,100 hours volunteering their time and talents with nonprofits that assist neighbors which included the Bank’s annual volunteering event, held in September 2025, when over 700 employees in five states spent time assisting 23 nonprofits. The Foundation, established in 1996 during the Company’s initial public offering, has granted over $51.1 million to enrich the lives of local citizens by supporting initiatives in health and human services, education, affordable housing, youth development, and the arts.

Lending Activities
Loan Portfolio Composition. At December 31, 2025, the Company had total loans outstanding, including $5.8 million of loans held-for-sale, of $11.04 billion, of which $5.42 billion, or 49.1% of total loans, were investor owned commercial real estate, multi-family, and construction loans (including residential development loans), collectively, “commercial real estate - investor”. The remainder of the commercial portfolio consisted of commercial and industrial loans, of which $986.4 million were commercial and industrial - real estate, or 8.9% of total loans; and $1.23 billion were commercial and industrial - non-real estate loans, or 11.1% of total loans. The remainder of the loan portfolio consisted of $3.20 billion of residential real estate loans, or 29.0% of total loans; and $202.8 million of consumer loans, primarily home equity loans and lines of credit, or 1.8% of total loans. Additionally, at December 31, 2025, 43.9% of the Bank’s total loans had adjustable interest rates.
In 2025, the Company adjusted the presentation of loans secured by owner-occupied commercial real estate to commercial and industrial - real estate to reflect the variation in the management and underlying risk profile of such loans as compared with investor commercial real estate loans. Similarly, the Company also adjusted the presentation of commercial and industrial loans that were not secured by real estate to commercial and industrial - non-real estate. Collectively, these two loan portfolios are referred to as “Commercial and industrial” loans. Prior year amounts have been conformed to this change in presentation.
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
The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2025		2024		2023
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Commercial real estate - investor	$5,420,989	49.1%	$5,287,683	52.2%	$5,353,974	52.5%
Commercial and industrial:
Commercial and industrial – real estate	986,431	8.9	902,219	8.9	943,891	9.3
Commercial and industrial – non-real estate	1,227,556	11.1	647,945	6.4	666,532	6.5
Total commercial and industrial	2,213,987	20.1	1,550,164	15.3	1,610,423	15.8
Residential real estate	3,200,032	29.0	3,070,974	30.3	2,984,700	29.3
Other consumer (1)	202,763	1.8	230,462	2.3	250,664	2.5
Total loans	11,037,771	100.0%	10,139,283	100.0%	10,199,761	100.0%
Deferred origination costs (fees), net	22,389		10,964		9,263
Allowance for loan credit losses	(83,726)		(73,607)		(67,137)
Loans receivable, net	10,976,434		10,076,640		10,141,887
Less:
Loans held for sale	5,768		21,211		5,166
Total loans receivable, net	$10,970,666		$10,055,429		$10,136,721
Total loans:
Fixed rate	$6,194,695	56.1%	$5,752,078	56.7%	$5,696,173	55.9%
Adjustable rate	4,843,076	43.9	4,387,205	43.3	4,503,588	44.2
	$11,037,771	100.0%	$10,139,283	100.0%	$10,199,761	100.0%
(1)Consists primarily of home equity loans, home equity lines of credit, student loans, and, to a lesser extent, loans on savings accounts and overdraft lines of credit.

Loan Maturity. The following table shows the contractual maturity of the Bank’s total loans at December 31, 2025. The table does not include principal prepayments:

	At December 31, 2025
		Commercial and Industrial
	Commercial Real Estate - Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Consumer	Total Loans Receivable
	(in thousands)
One year or less	$1,070,529	$117,842	$210,450	$6,224	$8,239	$1,413,284
After one year:
More than one year to five years	3,063,108	473,753	831,347	23,238	25,238	4,416,684
More than five years to fifteen years	1,275,924	379,801	165,830	232,577	86,299	2,140,431
More than fifteen years	11,428	15,035	19,929	2,937,993	82,987	3,067,372
Total due after December 31, 2026	4,350,460	868,589	1,017,106	3,193,808	194,524	9,624,487
Total amount due	$5,420,989	$986,431	$1,227,556	$3,200,032	$202,763	11,037,771
Deferred origination costs (fees), net						22,389
Allowance for loan credit losses						(83,726)
Loans receivable, net						$10,976,434
Less: loans held-for-sale						5,768
Total loans receivable, net						$10,970,666
The following table sets forth at December 31, 2025, the dollar amount of total loans receivable, contractually due after December 31, 2026, and whether such loans have fixed or adjustable interest rates:

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(in thousands)
Commercial real estate - investor	$1,989,336	$2,361,123	$4,350,459
Commercial and industrial:
Commercial and industrial – real estate	356,715	511,874	868,589
Commercial and industrial – non-real estate	400,049	617,057	1,017,106
Total commercial and industrial	756,764	1,128,931	1,885,695
Residential real estate	2,840,175	353,633	3,193,808
Consumer	110,009	84,516	194,525
Total loans receivable	$5,696,284	$3,928,203	$9,624,487
Commercial Real Estate - Investor. At December 31, 2025, the Bank’s total investor owned commercial real estate loans outstanding were $5.42 billion, or 49.1% of total loans, as compared to $5.29 billion, or 52.2% of total loans at December 31, 2024. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market areas.

The following tables present the Company’s commercial real estate - investor loans by industry and geography (generally based on location of collateral) as of December 31, 2025:

	At December 31, 2025
(dollars in thousands)	Amount	Percent of total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$496,585	10%	54%	1.8x
Medical	305,140	6	55	1.7
Credit Tenant	256,206	5	64	1.6
Total Office (3)	1,057,931	22	57	1.8
Retail	1,121,987	23	59	1.9
Multi-family (4)	970,921	20	61	1.5
Industrial/warehouse	785,264	16	51	2.1
Hospitality	177,896	4	47	1.8
Other (5)	759,363	16	45	1.7
Total	4,873,362	100%	55%	1.8x
Construction	547,627
Total CRE - investor	$5,420,989
(1) Represented the weighted average of loan balances as of December 31, 2025 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represented the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) CBD exposure represented $118 million, or 11.2%, of the total office loan balance at December 31, 2025. Office CBD loans had a weighted average LTV of 56% and weighted average debt service coverage ratio of 1.7x at December 31, 2025. $84 million, or 71%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at December 31, 2025. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at December 31, 2025.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represented $28 million, or 0.19% of the Company’s total assets at December 31, 2025.
(5) Other includes underlying co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

	CRE - Investor
(dollars in thousands)	Amount	Percent of Total
New York	$1,447,466	30%
New Jersey	1,280,871	26
Pennsylvania and Delaware	1,379,562	28
Massachusetts	184,851	4
Maryland and District of Columbia	143,099	3
Other	437,513	9
Total	$4,873,362	100%
Construction	547,627
Total CRE - investor	$5,420,989
The Bank originates investor owned commercial real estate loans with adjustable and fixed interest rates for a period that generally does not exceed ten years, and generally have an amortization schedule up to 25 years and up to 30 years for multi-family properties. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites investor owned commercial real estate loans to a maximum of a 65% to 80% loan-to-value ratio, depending on the asset class, against either the appraised value of the property or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires a minimum debt service coverage of 1.20x to 1.40x for investor owned real estate, depending on the asset class. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends in its primary markets to experienced owners or developers who have knowledge and expertise in the commercial real estate market.
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
For investor owned commercial real estate loans in excess of $750,000, the Bank generally requires environmental professionals to inspect the property and ascertain any potential environmental risks. In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties for loans in excess of $500,000. The appraiser must be selected from the Bank’s approved appraiser list. The Bank generally uses an independent third party to review all applicable property appraisals to ensure compliance with regulations.
The Bank also originates multi-family mortgage loans. The same underwriting standards and procedures that are used to underwrite investor owned commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio generally does not exceed 75% of the appraised value of the property, the debt-service coverage is generally a minimum of 1.20x and an amortization period of up to 30 years may be used.
Additionally, the Bank offers an interest rate swap program that allows commercial loan customers to effectively convert an adjustable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Bank simultaneously sells an offsetting swap to an investment-grade national bank so that it does not retain this fixed-rate risk. As of December 31, 2025, these back-to-back swaps had a notional amount of $1.54 billion.
The investor owned commercial real estate portfolio also includes loans for the construction of commercial properties. The Bank generally underwrites construction loans for a term of three years or less. The majority of the Bank’s construction loans are adjustable-rate loans with a maximum 75% loan-to-value ratio for the completed project and a minimum debt-service coverage of 1.0x during the construction period to ensure there is a sufficient reserve to cover interest payments. The expectation is that the underlying project when complete will produce a debt service coverage ratio that is consistent with the policy for completed income producing projects. Additionally, at the time of initial analysis, the Bank generally underwrites construction loans at a higher interest rate than current market rates. The Bank may commit to provide permanent mortgage financing on its construction loans on income-producing properties. Risk of loss on a construction loan depends largely upon whether the initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest). During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed. The Bank generally mitigates these risks by (i) requiring an independent appraisal, which includes information on market rents and/or comparable sales for competing projects; (ii) making advances on construction loans in accordance with a schedule reflecting the cost of the improvements and performing site inspections to determine if the work has been completed prior to the advancement of funds for the project; and (iii) pre-sale or pre-leasing requirements and phasing of construction.
Investor owned commercial real estate loans are among the largest of the Bank’s loans and may have higher credit risk and lending spreads. Because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy, as a result, the Bank is particularly vigilant of this portfolio. The Bank believes this portfolio is highly diversified with loans secured by a variety of property types and the portfolio has historically exhibited stable credit quality.
Commercial and Industrial. As of December 31, 2025, commercial and industrial – real estate loans totaled $986.4 million, or 8.9% of the total loans, as compared to $902.2 million, or 8.9% of total loans, at December 31, 2024. A substantial majority of the Bank’s commercial and industrial – real estate loans are located in its primary market areas.

The following tables present total commercial and industrial – real estate loans by industry and geography (based on location of collateral) as of December 31, 2025:

	Commercial and Industrial – Real Estate
(dollars in thousands)	Amount	Percent of Total
Office	$124,816	13%
Retail	160,011	16
Industrial/warehouse	262,387	27
Hospitality	60,673	6
Multi-family	2,749	—
Other (1)	375,795	38
Total	$986,431	100%
(1)     Includes underlying single purpose, mixed use, and other.

	Commercial and Industrial – Real Estate
(dollars in thousands)	Amount	Percent of Total
New Jersey	$386,381	39%
New York	185,019	19
Pennsylvania and Delaware	262,636	27
Maryland and District of Columbia	24,548	2
Massachusetts	11,272	1
Other	116,575	12
Total	$986,431	100%
A commercial and industrial – real estate property is defined as real estate used by a business for its operations. To be considered commercial and industrial – real estate, the underlying business must either occupy 51% of the building’s total square footage or pay 51% of the total market rate rental income derived from the property. Given that the repayment is generally dependent on the ongoing operations of the underlying business with similar risk of a commercial and industrial – non-real estate loan, the Bank reviews and analyzes the financial history and capacity of the operating business in addition to the real estate collateral value. The Bank generally requires the corporate guarantee of the operating business, if not a direct borrower.
The Bank primarily underwrites commercial and industrial – real estate loans to a maximum of 70% to 80% loan-to-value ratio, depending on the property type, against either the appraised value of the property or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires a minimum debt service coverage of 1.25x to 1.40x for commercial and industrial – real estate, depending on the property type. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date.
For commercial and industrial – real estate loans in excess of $750,000, the Bank generally requires environmental professionals to inspect the property and ascertain any potential environmental risks. In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties for loans in excess of $500,000. The appraiser must be selected from the Bank’s approved appraiser list. The Bank generally uses an independent third party to review all applicable property appraisals to ensure compliance with regulations.
At December 31, 2025, commercial and industrial – non-real estate loans totaled $1.23 billion, or 11.1% of the Bank’s total loans outstanding, compared to $647.9 million, or 6.4% of total loans, at December 31, 2024. The Bank originates commercial and industrial – non-real estate loans and lines of credit (including for working capital, fixed asset purchases, and acquisition, receivable, and inventory financing) primarily in the Bank’s market areas. In certain instances, the Bank also purchases commercial and industrial – non-real estate loans through existing third-party channels. In underwriting commercial and industrial – non-real estate loans and credit lines, the Bank reviews and analyzes the financial history and capacity of the borrower, collateral value, financial strength and character of the principal borrowers, and general payment history of the principal borrowers in coming to a credit decision. The Bank generally originates commercial and industrial – non-real estate loans secured by the assets of the business including accounts receivable, inventory, equipment, and fixtures. The Bank generally requires the personal guarantee of the principal borrowers for all commercial and industrial – non-real estate loans.

The risk of loss on a commercial and industrial – non-real estate business loan is dependent largely on the borrower’s ability to repay the loan from the ongoing operations of the business. In addition, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Typically, financial covenants are included in the loan structure which may include balance sheet leverage, cash flow leverage, liquidity requirements; debt service coverage, and/or fixed charge coverage. Requirements may differ based on loan size, industry, facility types, capital stack, and years in business.
Depending on the size of the loan and relationship, financial statements are also required annually for review of commercial and industrial loans.
Total Consumer Loans (residential real estate and other consumer). As of October 15, 2025, the Company discontinued its origination of residential and other consumer loans. As a result, the Company subsequently entered into a strategic partnership with a national mortgage banking company to provide a channel for customers interested in a residential mortgage (referred to as “residential outsourcing”). The Company continued to process outstanding commitments to originate residential and consumer loans through December 2025. As of December 31, 2025, the Company had $9.5 million of residential loans and no consumer loans in the pipeline, which represents the remaining commitments expected to close in 2026. Below describes the Company’s process for the existing residential and consumer portfolio through 2025.
Residential Real Estate
The Bank offered both fixed-rate and ARM loans secured by one-to-four family residences with maturities up to 30 years. The majority of such loans are secured by property located in the Bank’s primary market area. Loan originations were typically generated by the Bank’s commissioned loan representatives and were largely derived from contacts within the local real estate industry, members of the local communities, the Bank’s existing or past customers, and targeted advertising through digital channels.
At December 31, 2025, $3.20 billion, or 29.0% of total loans, were residential real estate loans, which included $5.8 million of loans held-for-sale, and consisted primarily of single family and owner occupied loans, as compared to $3.07 billion, or 30.3% of total loans, at December 31, 2024. To a lesser extent, and included in this activity, are residential mortgage loans secured by seasonal second homes, non-owner occupied investment properties and construction loans. The average size of the Bank’s residential real estate loans was approximately $358,000 at December 31, 2025.
The Bank offered several ARM loan programs with interest rates that adjust between annually to ten years, as well as loans that operate as fixed-rate loans at their onset and later convert to an ARM for the remainder of the term. These loans have periodic and overall caps on the increase or decrease at any adjustment date and over the life of the loan. These loans are indexed to an applicable SOFR rate or U.S Treasury plus a spread. The majority of the ARM portfolio is tied to the one-year U.S. Treasury bill. Adjustments are generally based on a spread between 2.75% and 3.25%. Generally, the maximum interest rate on these loans is 6% above the initial interest rate.
ARM loans may pose credit risks different than the risks inherent in fixed-rate loans, primarily because as interest rates rise, the payments of the borrower rise, thereby increasing the potential for delinquency and default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize risks, borrowers of ARM loans with an initial fixed period of five years or less must qualify based on the greater of the note rate plus 2% or the fully-indexed rate. Seven- to ten-year ARM loans must qualify based on the note rate. The Bank does not originate ARM loans that can result in negative amortization.
The Bank’s fixed-rate mortgage loans were generally made for terms from ten to 30 years. The Bank either holds its residential loans for its portfolio or sells a portion of its loans to either government sponsored enterprises such as the FHLB, Freddie Mac or Fannie Mae, or to a third party aggregator. During 2025, the Company sold $500.6 million of loans with a related gain on sale of loans for $3.7 million for the year ended December 31, 2025. Additionally, during 2025 the Company sold non-performing residential and consumer loans of $9.8 million, with related charge-offs of $1.5 million. In certain loan sales, the Company will retain servicing rights, otherwise servicing rights may be sold as part of the loan sale. The retention of fixed-rate mortgage loans may increase the level of interest rate risk exposure of the Bank, as the rates on these loans will not adjust during periods of rising interest rates and the loans can be subject to substantial increases in prepayments during periods of falling interest rates.
The Bank’s policy was to originate residential real estate loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, up to 95% of the appraised value or selling price if private mortgage insurance is obtained, and up to 97% of the lower of the appraised value or selling price if the borrower qualified for the NeighborFirst, Helping Home Loan, or special purpose credit program available to certain census tracts. Appraisals are obtained for loans secured by real estate properties. The weighted average loan-to-value ratio of the Bank’s residential real estate loans, excluding loan purchase pools, was 62% at December 31, 2025 based on appraisal values at the time of origination. Title insurance is typically required for first mortgage loans. Residential mortgage loans that were originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate residential mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.
The Bank has made, and may continue to make, residential mortgage loans that will not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the CFPB regulations. See Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans.
Included in the Bank’s residential real estate loan balance at December 31, 2025, were residential construction loans which totaled $80.5 million. The Bank originated residential construction loans primarily on a construction to permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. All of the Bank’s residential construction loans were made to individuals building a residence.
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
Home Equity Loans and Lines, Student Loans and Other Consumer
At December 31, 2025, the Bank’s consumer loans totaled $202.8 million, or 1.8% of the Bank’s total loan portfolio, as compared to $230.5 million, or 2.3% of total loans, at December 31, 2024. Of the total consumer loan portfolio: home equity loans comprised $95.8 million; home equity lines of credit comprised $90.4 million; and student loans comprised $12.0 million.
The Bank originated home equity loans typically as fixed-rate loans with terms ranging from five to 20 years. The Bank also offered variable-rate home equity lines of credit. Home equity loans and lines of credit were originated based on the applicant’s income and their ability to repay and are secured by a mortgage on the underlying real estate, typically owner-occupied, one-to-four-family residences. Generally, the loan when combined with the balance of any applicable first mortgage lien, may not exceed 80% of the appraised value of the property at the time of the loan commitment. The Bank charges an early termination fee should a home equity loan or line of credit be closed within two or three years of origination. A borrower is required to make minimum monthly payments of principal and interest, based upon a 10-, 15- or 20-year amortization period. Certain home equity lines of credit require the payment of interest-only during the first five years with fully-amortizing payments thereafter. At December 31, 2025, these loans totaled $8.4 million, as compared to $5.9 million at December 31, 2024.
The adjustable rate of interest charged is generally based upon the prime rate of interest (as published in the Wall Street Journal), although the range of interest rates charged may vary from 1.0% below prime to 1.5% over prime. The loans have an 18% lifetime cap on interest rate adjustments.
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
Loan Approval Procedures and Authority. The Loan Committee of the Board of Directors establishes the loan approval policies of the Bank based on the type of loan and the total exposure to the individual borrower. The Loan Committee of the Board of Directors has authorized the approval of loans by a minimum of two officers of the Bank or the Management Credit Committee, on a scale which requires approval by personnel with progressively higher levels of credit approval authority as the loan amount increases. Pursuant to applicable regulations, loans to one borrower generally cannot exceed 15% of the Bank’s unimpaired capital.

Acquired loans are evaluated under OceanFirst’s credit risk management policies during pre-closing due diligence and during post-closing risk rating reviews.
In addition to internal credit reviews, the Bank has engaged independent firms specializing in commercial loan reviews to examine a selection of commercial real estate and commercial and industrial loans and provide management with objective analysis regarding the quality of these loans throughout the year. The independent firms reviewed over 60% of the outstanding loan balances for the Bank’s commercial real estate and commercial and industrial loans during 2025. Their conclusion was that the Bank’s internal credit reviews are consistent with both Bank policy and general industry practice.
Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. The Bank also services mortgage loans for others. Generally, loans currently being serviced for others are loans which were originated by the Bank and subsequently sold to third parties. At December 31, 2025, the Bank was servicing $365.4 million of loans for others.
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
The Bank classifies assets in accordance with its Classification of Assets and the ACL policy, which considers certain regulatory guidelines and definitions. As part of the ACL policy, the Bank’s Special Asset Group reviews and confirms the criticized and classified commercial loan report monthly. At December 31, 2025 and 2024, the Bank had $104.0 million and $105.3 million, of loans, including OREO, classified as Substandard, respectively. The decrease in substandard loans is primarily due to payoffs, partly offset by new downgrades and net migrations from special mention to substandard. Assets which do not currently expose the Bank to sufficient risk to warrant classification but possess potential weaknesses, such as past delinquencies, are designated as Special Mention. Special Mention loans totaled $18.2 million at December 31, 2025, as compared to $54.5 million at December 31, 2024. The decrease in special mention loans was primarily due to upgrades, payoffs and migrations to substandard, partly offset by new downgrades to special mention during the year ended December 31, 2025.

Non-Performing Loans and OREO. The following table sets forth information regarding non-performing loans, including PCD loans, and OREO. The Bank’s PCD loans relate to loans acquired from acquisitions. PCD loans are accounted for at the purchase price or acquisition date fair value, with an estimate of expected credit losses for groups of PCD loans with similar risk characteristics and individual PCD loans without similar characteristics, to arrive at an initial amortized cost basis. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	At December 31,
	2025	2024	2023
	(dollars in thousands)
Non-performing loans (1) (2) (3)	$27,791	$35,527	$29,548
OREO	10,266	1,811	—
Non-performing assets (2)	$38,057	$37,338	$29,548
Allowance for loan credit losses	$83,726	$73,607	$67,137
Allowance for unfunded commitments	4,028	3,264	1,987
Allowance for loan credit losses as a percent of total loans receivable (4)	0.76%	0.73%	0.66%
Allowance for loan credit losses as a percent of total non-performing loans (2) (4)	301.27	207.19	227.21
Non-performing loans as a percent of total loans receivable (2)	0.25	0.35	0.29
Non-performing assets as a percent of total assets (2)	0.26	0.28	0.22
(1)Excludes loans held-for-sale.
(2)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
(3)The year ended December 31, 2025 included the sale of non-performing residential and consumer loans of $9.8 million.
(4)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $4.0 million, $6.0 million, and $7.5 million at December 31, 2025, 2024, and 2023, respectively.
Non-performing loans totaled $27.8 million at December 31, 2025, a decrease of $7.7 million as compared to December 31, 2024, primarily due to loans that paid off or returned to accrual status. The Company had OREO assets of $10.3 million and $1.8 million at December 31, 2025, and 2024, respectively. The increase in OREO assets primarily due to one commercial loan.
Allowance for Credit Losses: Under the CECL model, the ACL on financial assets is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.
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
At December 31, 2025 and 2024, the Bank’s loan ACL as a percentage of total loans was 0.76% and 0.73%, respectively. The net unamortized credit and PCD marks on all acquired loans, not reflected in the allowance, was $4.0 million and $6.0 million at December 31, 2025 and 2024, respectively. The loan ACL as a percentage of total non-performing loans was 301.27% and 207.19% at December 31, 2025 and 2024, respectively. The Bank will continue to monitor its allowance for loan credit losses as conditions dictate.

The following table sets forth activity in the Bank’s loan ACL for the periods set forth in the table:

	At or for the Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Balance at beginning of year	$73,607	$67,137	$56,824
Charge-offs:
Commercial real estate - investor (1)	3,534	1,659	8,350
Commercial and industrial:
Commercial and industrial – real estate	—	—	6
Commercial and industrial – non-real estate	835	—	129
Total commercial and industrial	835	—	135
Residential real estate (2)	1,451	76	—
Other consumer (2)	433	485	208
Total charge-offs	6,253	2,220	8,693
Recoveries	808	665	311
Net charge-offs	5,445	1,555	8,382
Initial allowance on acquired loans from Spring Garden	—	2,547	—
Provision for credit losses	15,564	5,478	18,695
Balance at end of year	$83,726	$73,607	$67,137
(1)Commercial real estate - investor charge-offs during the year ended December 31, 2025 primarily related to two commercial relationships of $1.6 million. Commercial real estate - investor charge-offs during the year ended December 31, 2024 and 2023 of $1.7 million and $8.4 million, respectively, primarily related to a single commercial relationship which was resolved via sale of collateral during 2024.
(2)The year ended December 31, 2025 included charge-offs of $1.5 million related to the sale of non-performing residential and consumer loans.
The following table sets forth the net charge-offs/recoveries and the percent of net charge-offs/recoveries by loan category to average net loans outstanding for the periods indicated (dollars in thousands):

	At or for the Year Ended December 31,
	2025		2024		2023
	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Ratio of Net Charge-offs (Recoveries) to Average Loans
Net charge-offs (recoveries):
Commercial real estate - investor	$3,353	0.03%	$1,440	0.02%	$8,344	0.08%
Commercial and industrial:
Commercial and industrial – real estate	(19)	—	(32)	—	(8)	—
Commercial and industrial – non-real estate	505	0.01	(18)	—	104	—
Total commercial and industrial	486	—	(50)	—	96	—
Residential real estate	1,360	0.01	(130)	—	(43)	—
Other consumer	246	—	295	—	(15)	—
Total net charge-offs (recoveries)	5,445	0.05%	1,555	0.02%	8,382	0.08%
Average net loans outstanding during the year	$10,265,245		$10,019,531		$10,016,859

The following table sets forth the Bank’s ACL by loan category and its percent to total loan ACL at December 31, 2025, 2024 and 2023, and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	At December 31,
	2025			2024			2023
	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans	ACL Amount	Percent of ACL to Total ACL	Percent of Loans to Total Loans
Commercial real estate - investor	$29,944	35.8%	49.1%	$30,780	41.8%	52.2%	$27,899	41.6%	52.5%
Commercial and industrial – real estate	4,753	5.7	8.9	3,817	5.2	8.9	4,354	6.5	9.3
Commercial and industrial – non-real estate	23,376	27.9	11.1	10,471	14.2	6.4	6,867	10.2	6.5
Residential real estate	24,680	29.5	29.0	27,587	37.5	30.3	27,029	40.3	29.3
Other consumer	973	1.2	1.8	952	1.3	2.3	988	1.5	2.5
Total	$83,726	100.0%	100.0%	$73,607	100.0%	100.0%	$67,137	100.0%	100.0%
Investment Activities
The Bank views its securities portfolio primarily as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The portfolio is also used to provide collateral for qualified deposits and borrowings and to manage interest rate risk.
The investment policy is overseen by the Board and generally limits investments to government and federal agency obligations, agency and non-agency mortgage-backed securities, and municipal, corporate, and asset-backed securities. The Company’s investment policy mirrors that of the Bank except that it allows for the purchase of certain other debt, preferred stock, and equity securities in limited amounts. The Board has delegated authority to implement the investment policy to the Company and Bank’s Investment Committees under the oversight of the Asset Liability Committee, which are both management-level committees. Day-to-day management of the portfolio rests with the Treasurer.
Classification of securities are determined by management at the time of purchase. If the Bank has the intent and the ability at the time of purchase to hold debt securities until maturity, they may be classified as held-to-maturity. Debt securities identified as held-to-maturity are carried at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to interest income. Debt securities to be held for indefinite periods of time, but not necessarily to maturity, are classified as available-for-sale. Such debt securities are carried at an estimated fair value and unrealized gains and losses, net of tax effect, are included as a separate component of stockholders’ equity. Refer to Note 4. Securities to the Consolidated Financial Statements.
The majority of the Bank’s residential and commercial mortgage-backed securities are issued or guaranteed by an agency of the U.S. government including FHLMC, FNMA, and GNMA. Agency mortgage-backed securities along with obligations issued directly by the U.S. government, and its agencies entail a lesser degree of credit risk than loans made by the Bank and most other securities by virtue of the guarantees that back them; they require less capital under risk-based capital rules, are generally more liquid, and are more easily used to collateralize borrowings or other obligations of the Bank. Each of the U.S. government, agency, and agency guaranteed obligations are rated AA+ by Standard and Poor’s and Aa1 by Moody’s.
The municipal portfolio provides tax-advantaged yield and diversification of risk and is generally comprised of general obligation and revenue bonds issued by states, cities, counties and other governmental entities to fund day-to-day obligations and to finance capital projects such as building schools, highways, sewer systems, hospitals, or other critical infrastructure. The asset-backed securities portfolio provides attractive yields and diversification of risk and is largely comprised of senior classes of collateralized loan obligations that invest in U.S.-based syndicated and middle market loans. The corporate debt securities portfolio is comprised of U.S. financial services and industrial companies that exhibit strong credit characteristics and provide attractive returns. The Bank may occasionally invest in non-agency residential or commercial mortgage-backed securities that are rated investment grade depending on credit and return on investment profiles. The vast majority of municipal, asset-backed, corporate, and other mortgage-backed securities are issued by entities with current credit ratings by one of the nationally recognized statistical rating organizations that are considered investment grade. See Note 4 Securities to the Consolidated Financial Statements.

The table below sets forth certain information regarding the amortized cost, weighted average yield, and contractual maturities, excluding scheduled principal amortization, of the Bank’s debt securities as of December 31, 2025. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Refer to Note 4. Securities to the Consolidated Financial Statements for further discussion on contractual maturities and callable securities.

	At December 31, 2025
									Total
	One Year or Less Amortized Cost	Weighted Average Yield	More than One Year to Five Years Amortized Cost	Weighted Average Yield	More than Five Years to Ten Years Amortized Cost	Weighted Average Yield	More than Ten Years Amortized Cost	Weighted Average Yield	Amortized Cost (1)	Estimated Fair Value
	(dollars in thousands)
U.S. government and agency obligations	$10,092	0.82%	$44,515	1.35%	$—	—%	$—	—%	$54,607	$51,941
State and municipal debt obligations	23,820	1.57	57,698	2.05	39,561	2.67	119,964	4.37	241,043	240,318
Corporate debt securities (2)	1,209	1.50	47,565	5.76	24,077	6.58	4,082	9.69	76,933	76,769
Asset-backed securities (3)	—	—	5,000	6.16	34,610	5.80	74,985	5.75	114,595	114,494
Mortgage-backed securities(4):
Agency residential	266	2.17	9,203	2.31	111,062	1.76	1,325,626	4.07	1,446,157	1,401,367
Agency commercial	—	—	82,248	2.02	38,648	1.96	64,691	4.25	185,587	171,280
Non-agency commercial	—	—	—	—	—	—	1,531	2.23	1,531	1,448
Total mortgage-backed securities	$266	2.17%	$91,451	2.05%	$149,710	1.81%	$1,391,848	4.07%	$1,633,275	$1,574,095
Total debt securities(5)	$35,387	1.36%	$246,229	2.72%	$247,958	2.97%	$1,590,879	4.19%	$2,120,453	$2,057,617
(1)The amortized cost of available-for-sale securities excludes the portfolio layer fair value hedge basis adjustments of $4.0 million at December 31, 2025.
(2)$43.6 million carry interest rates which adjust to a spread over SOFR on a quarterly basis.
(3)All of the Bank’s asset-backed securities carry interest rates which adjust to a spread over SOFR on a quarterly basis.
(4)$239.7 million carry interest rates which generally adjust to a spread over SOFR on a monthly basis.
(5)Includes fixed rate securities that are the hedged items in fair value hedges under the portfolio layer method. The hedged instruments are pay fixed rate and receive floating rate interest rate swaps, and the total notional amount of these hedges is $678.9 million as of December 31, 2025.
Equity Investments. At December 31, 2025, and 2024, the Company held equity investments of $91.9 million and $84.1 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, and investments in other financial institutions and investment funds. At December 31, 2025, and 2024, the Company held restricted equity investments of $129.3 million and $108.6 million, respectively. The restricted equity investments are primarily comprised of FHLB and FRB stock which are carried at cost.
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
Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms to retail, government, and business customers. The Bank’s deposits consist of money market accounts, savings accounts, interest-bearing checking accounts, non-interest-bearing accounts, and time deposits, including brokered deposits. The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates, and competition. The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located, and to a lesser extent, through digital service channels. The Bank relies on its community-banking focus, stressing customer service and long-standing relationships with its customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions could significantly affect the Bank’s ability to attract and retain deposits. The Company’s deposits increased $898.1 million to $10.96 billion at December 31, 2025, from $10.07 billion in the prior year, primarily due to increases in time deposits of $387.9 million and interest bearing deposits of $353.9 million.

At December 31, 2025 and 2024, the Bank had $6.46 billion and $5.75 billion, respectively, of total uninsured deposits (in excess of the Federal Deposit Insurance Corporation limit). At December 31, 2025 and 2024, this total included $2.71 billion and $2.48 billion, respectively, of collateralized government deposits, and $1.90 billion and $1.58 billion of intercompany deposits of fully consolidated subsidiaries. Estimated adjusted uninsured deposits excluding these balances represented $1.85 billion and $1.69 billion, or 16.8% and 16.5% of total deposits, as of December 31, 2025 and 2024, respectively.
At December 31, 2025, the Bank had $474.6 million in time deposits in amounts of $250,000 or more maturing as follows:

Maturity Period	Time Deposits	Weighted Average Rate
	(dollars in thousands)
Three months or less	$267,513	3.88%
Over three through six months	172,146	3.65
Over six through twelve months	32,698	2.96
Over twelve months	2,265	2.09
Total	$474,622	3.73%
The following table sets forth the distribution of the Bank’s average deposit accounts and the average rate paid on those deposits for the periods indicated:

	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(dollars in thousands)
Non-interest-bearing accounts	$1,678,768	16.1%	—%	$1,630,719	15.9%	—%	$1,869,735	18.2%	—%
Interest-bearing checking accounts	4,148,302	39.9	2.14	3,923,846	38.2	2.20	3,795,502	37.0	1.39
Money market deposit accounts	1,434,355	13.8	2.86	1,214,690	11.8	3.45	794,387	7.7	2.35
Savings accounts	1,021,341	9.8	0.65	1,169,424	11.4	0.98	1,364,333	13.3	0.68
Time deposits	2,118,145	20.4	3.76	2,325,638	22.7	4.40	2,440,829	23.8	3.74
Total average deposits	$10,400,911	100.0%	2.08%	$10,264,317	100.0%	2.36%	$10,264,786	100.0%	1.68%
Borrowings. The Bank also obtains advances from the FHLB and other sources for cash management and interest rate risk management purposes or as an alternative to deposits. Advances are collateralized primarily by certain of the Bank’s mortgage loans and debt securities and secondarily by the Bank’s investment in capital stock of the FHLB. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2025, the Bank had $1.40 billion of outstanding advances from the FHLB.
The Company also has borrowings outside of the FHLB comprised of subordinated debt and trust preferred debt. During the year, the Company issued $185.0 million of subordinated notes in October 2025 at an initial rate of 6.375% and stated maturity of November 15, 2035. The proceeds were primarily used to redeem the Company’s subordinated notes due May 15, 2030, with principal amount of $125.0 million, in November 2025. The Company had trust preferred debt with a carrying value of $72.1 million as of December 31, 2025.
The Bank can also borrow from the Federal Reserve Bank of Philadelphia under its primary credit program. Primary credit is available on a short-term basis, typically overnight, at a rate above the Federal Open Market Committee’s Federal funds target rate. All extensions of credit by the Federal Reserve Bank of Philadelphia must be secured. At December 31, 2025, the Bank had no borrowings outstanding with the Federal Reserve Bank of Philadelphia.
As of December 31, 2025, the Company pledged $7.92 billion of loans with the FHLB and the FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a municipal letter of credit to collateralize certain government municipal deposits. At December 31, 2025, the Bank had outstanding municipal letters of credit of $1.13 billion issued by the FHLB used to secure such government deposits. The Company also pledged $1.45 billion of securities with the

FHLB and the FRB to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law.
The Bank also borrows funds using securities sold under agreements to repurchase with customers. Under this form of borrowing, specific securities are pledged as collateral to secure the borrowing. These pledged securities are held by a third-party custodian. At December 31, 2025, the Bank had borrowed $54.4 million through securities sold under agreements to repurchase with customers.
The Bank has access to the FRB discount window as an additional source of funds. As of December 31, 2025 the Bank had no borrowings outstanding with the FRB discount window.
Recent Developments
On December 29, 2025, the Company, Flushing, and Apollo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). On the terms and subject to the conditions set forth in the Merger Agreement, (a) Merger Sub will merge with and into Flushing, with Flushing continuing as the surviving entity (the “First Merger”), (b) immediately following the First Merger, Flushing will merge with and into the Company, with the Company continuing as the surviving entity (the “Second Merger” and together with the First Merger, the “Mergers”), and (c) on the day immediately following the Second Merger, Flushing Bank, a New York chartered non-member bank and, prior to the Second Merger, a wholly-owned subsidiary of Flushing, will merge with and into the Bank, with the Bank continuing as the surviving bank (the “Bank Merger”). The Merger Agreement was unanimously approved by the board of directors of the Company and the board of directors of Flushing.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Flushing issued and outstanding immediately prior to the Effective Time, subject to certain exceptions, will be converted into the right to receive 0.85 of a share of common stock, par value $0.01 per share, of the Company.

Concurrently with its entry into the Merger Agreement, the Company entered into an Investment Agreement, dated December 29, 2025, with affiliates of funds managed by Warburg (the “Investment Agreement”). On the terms and subject to the conditions set forth in the Investment Agreement, concurrently with the closing of the Mergers, Warburg will invest an aggregate of $225 million in exchange for the sale and issuance by the Company of approximately (a) 9.5 million shares of the Company’s common stock at a purchase price of $19.76 per share and (b) 1,900 shares of a new class of non-voting, common-equivalent stock of the Company (“NVCE Stock”) at a purchase price of $19,760 per share, which represents the economic equivalent of approximately 1.9 million shares of the Company’s common stock. In addition, Warburg will receive a warrant to purchase approximately 11,400 shares of NVCE Stock with an exercise price of $19,760 per share of NVCE Stock, which represents the economic equivalent of approximately 11.4 million shares of the Company’s common stock (the “Warrant” and, together with the Company’s common stock and NVCE Stock to be issued pursuant to the Investment Agreement, the “Investment”). The Warrant carries a term of seven years and can be exercised voluntarily following the third anniversary of the investment closing. The Warrant can also be voluntarily exercised prior to the third anniversary of the investment closing, (i) in the event the market price of the Company’s common stock reaches or exceeds $30 per share at the closing of any trading day or (ii) in transactions involving a change of control. The Warrant is subject to mandatory exercise, at any time, in the event the market price of the Company’s common stock reaches or exceeds $30 per share for 20 or more trading days during any 30 consecutive trading day period.
Subject to the receipt of requisite regulatory and stockholder approvals and satisfaction or waiver of other customary closing conditions, the parties anticipate that the Mergers, the Bank Merger and the Investment will close in the second quarter of 2026.

Subsidiary Activities
At December 31, 2025, the Company held the Bank and OceanFirst Risk Management, Inc. as direct subsidiaries. OceanFirst Risk Management Inc. is a Nevada captive insurance company that insures certain risks relating to the business of the Bank and the Company. During 2025, the Company held a 60% controlling interest in Trident Abstract Title Agency, LLC, which was disposed of in its entirety on October 1, 2025.
At December 31, 2025, the Bank owned all or a majority interest in five direct subsidiaries:
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
Lastly, the Company holds the following statutory business trusts: OceanFirst Capital Trust I, OceanFirst Capital Trust II, OceanFirst Capital Trust III, Sun Statutory Trust VII, Sun Capital Trust VII, Sun Capital Trust VIII, and Country Bank Statutory Trust I, collectively known as the “Trusts.” All of the Trusts are incorporated in Delaware and were formed to issue trust preferred securities.
Human Capital
The Company’s long-term growth and success depends on its ability to attract, develop and retain a high-performing workforce. The Company strives to provide a work environment that promotes collaboration, accountability, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities.
The Company’s Board of Directors and Executive Team oversee the strategic management of the Company’s human capital resources, and the Human Resources department manages the day-to-day of those resources.
Employee profile
As of December 31, 2025, the Bank had 898 full-time employees and 56 part-time employees for a total of 954 employees. Approximately 62% of the Bank’s employees are female and 38% are male, and the average tenure was over seven years. Of the Bank’s managers, 49% are female as of December 31, 2025.
Total rewards
As part of the Bank’s compensation philosophy, market competitive total rewards programs are maintained for employees to attract and retain superior talent. In addition to competitive base wages, additional programs include annual bonus compensation opportunities, a Bank ESOP, a Bank matched 401(k) Plan, health and welfare benefits, flexible spending accounts, paid time off, family leave, and employee assistance programs. Some employees also receive grants of equity awards in the Company’s stock and non-equity awards that mirror the Company’s stock performance.
In addition, the Bank promotes health and wellness by encouraging work-life balance and sponsoring various programs, focusing on mental, emotional, social, intellectual, and spiritual health.

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
Following a multi-pronged recruiting strategy, new hires participate in an onboarding program which includes an introduction to the Bank’s culture, policies, and procedures. New employees are assigned an ambassador, who extends the integration process beyond the typical orientation experience. Retention strategies include espousing a culture that rewards high performance and builds trust through ongoing communication of strategic initiatives and executive roundtable conversations, in addition to the benefits mentioned above in Total rewards. The Bank’s leadership development programs and opportunities offered through OceanFirst Bank University help ensure that motivated individuals have the opportunity for continuous improvement. Employees are encouraged to maintain a professional development action plan and participate in regular evaluation and growth opportunities. The Bank’s peer recognition program provides the space for ongoing recognition and celebration of accomplishments.
This approach has yielded commitment from employees, which in turn encourages enterprise productivity and grows the business. This approach has also added new employees and innovative technology solutions, which support a continuous improvement mindset and accountability of a collaborative workforce.
REGULATION AND SUPERVISION
General
The Company is a BHC under Section 3 of the BHC Act, as amended. As a bank holding company, the Company is subject to the requirements of the BHC Act, including required approvals for investments in or acquisitions of banking organizations, or entities involved in activities that are deemed closely related to banking, capital adequacy standards, and limitations on non-banking activities. The Company is registered with the FRB and is required by Federal law to file reports with, and comply with the rules and regulations of the FRB. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the DIF managed by the FDIC. The Bank is subject to extensive regulation, examination, and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. As a financial institution with more than $10 billion in assets, the Bank is also subject to examination by the CFPB. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to consummating certain transactions such as mergers with, or acquisitions of, other insured depository institutions. The OCC conducts periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the DIF and depositors and to ensure the safe and sound operation of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for credit losses for regulatory purposes.
In addition, the Company elected to become a financial holding company under the GLBA amendments to the BHC Act. Financial holding companies that continue to meet the applicable requirements, and the non-bank companies under their control, are permitted to engage in activities considered financial in nature or incidental to financial activities and, if the FRB determines that they pose no risk to the safety or soundness of depository institutions or the financial system in general, activities that are considered complementary to financial activities.
The banking industry is highly regulated. Both the scope of the laws and regulations and the intensity of supervision to which the Company and the Bank are subject to have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. In addition, in 2018, the EGRRCPA was enacted. This legislation includes targeted amendments to the Dodd-Frank Act and other financial services laws.

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
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. At December 31, 2025, the Bank’s total assets were $14.56 billion and, therefore, the Bank is subject to CFPB supervision and examination for compliance with specified Federal consumer protection laws.
Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. The Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term and establishes certain protections from liability under this requirement for “qualified mortgages”. The Ability-To-Repay/Qualified Mortgage Rule defines several categories of “qualified mortgage” loans, which obtain certain protections from liability. For further discussion, refer to ‘Risk Factors – Risks Related to Lending Activities – The Dodd-Frank Act imposes obligations on originators of residential mortgage loans’.
The Dodd-Frank Act also requires that the amount of any interchange fee received by a debit card issuer with respect to debit card transactions be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. Rules adopted by the FRB to implement these requirements limit interchange fees per debit card transaction collected by banks with assets of $10 billion or more. In addition, market forces may result in reduced fees charged by all issuers, regardless of asset size, which may result in reduced revenues for the Bank. For the year ended December 31, 2025 and 2024, the Bank’s revenues from interchange fees were $5.2 million and $5.1 million, respectively. The 2025 and 2024 average net interchange fee per transaction were both $0.14.
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
The final Basel III capital rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital even if the Company should ever exceed $15 billion assets due to organic growth. Should the Company exceed $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital.
The Company’s subordinated debt is treated as Tier 2 capital with 20% annual phase-outs starting from the first call date in 2030.
At December 31, 2025, the Company exceeded all regulatory capital requirements currently applicable. The following table presents the Company’s capital position at December 31, 2025:

				Capital
As of December 31, 2025	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
OceanFirst Financial Corp:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,193,942	$551,966	$641,976	8.65%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,119,172	730,982	388,190	10.72	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,193,942	887,621	306,321	11.43	8.50	(1)
Total capital (to risk-weighted assets)	1,467,329	1,096,473	370,856	14.05	10.50	(1)
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
A financial holding company generally may acquire a company (other than a BHC, bank, or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a BHC, bank, or savings association. In addition, under the FRB, merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company's controlled depository institutions.
If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a BHC that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory,” then the financial holding company is prohibited from engaging in new activities or acquiring companies other than BHCs, banks, or savings associations until the rating is raised to “satisfactory” or better. For additional information, refer to ‘Regulation of Bank Subsidiary – Community Reinvestment Act and Fair Lending Law’.
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
At December 31, 2025, the Bank exceeded all regulatory capital requirements currently applicable. The following table presents the Bank’s capital position at December 31, 2025:

				Capital
As of December 31, 2025	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
Bank:	(dollars in thousands)
Tier 1 capital (to average assets)	$1,194,054	$548,260	$645,794	8.71%	4.00%
Common equity Tier 1 (to risk-weighted assets)	1,194,054	724,359	469,695	11.54	7.00	(1)
Tier 1 capital (to risk-weighted assets)	1,194,054	879,578	314,476	11.54	8.50	(1)
Total capital (to risk-weighted assets)	1,282,441	1,086,538	195,903	12.39	10.50	(1)
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
Based on the regulatory guidelines, the Bank satisfies the criteria to be well-capitalized at December 31, 2025.
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
Additionally, in 2023, the FDIC adopted a final rule, effective on April 1, 2024, to implement a special assessment over eight quarterly assessment periods to recover the loss to the DIF arising from the protection of uninsured depositors following the closures of two regional banks in the spring of 2023. Throughout the initial collection period, the FDIC collected the special assessment at a quarterly rate of 3.36 basis points, multiplied by an insured depository institution’s estimated uninsured deposits as reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion. On December 16, 2025, the FDIC adopted an interim final rule, effective on December 19, 2025 (with comments due on or before January 20, 2026), to reduce the special assessment rate for the eighth collection quarter to 2.97 basis points and to provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the total amount collected exceeds the estimated losses. If the final loss amounts exceed the amount collected, a one-time shortfall special assessment will be collected.
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
The total deposit insurance assessment expenses incurred in 2025 and 2024 were $10.5 million and $9.7 million, respectively. The expenses in 2025 and 2024 were impacted by the FDIC approval of the final rule to implement a special assessment as noted above. As a result, the Bank incurred a special assessment release of $210,000 and a special assessment fees of $418,000, which were included in the total deposit insurance assessment expenses for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Bank had incurred a total of $1.7 million in FDIC special assessment fees.

Loans to One Borrower. Subject to certain exceptions, a national bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which generally does not include real estate. As of December 31, 2025, the Bank was in compliance with the loans-to-one borrower limitations.
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
Assessments. Banking institutions are required to pay OCC assessments to fund regulatory operations. The assessments, paid on a semi-annual basis, are based upon the institution’s total assets, including consolidated subsidiaries as reported in the Bank’s latest quarterly regulatory report, as well as the institution’s regulatory rating and complexity component. The assessments paid by the Bank totaled $1.1 million and $1.3 million, respectively, for the years ended December 31, 2025 and 2024. In September 2025, the OCC reduced assessment rates for regulated institutions by 30% for smaller banks (assets up to $40 billion), with these lower rates maintained for 2026.
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
In 2023, the FDIC, the FRB, and the OCC issued a final rule (the “2023 CRA Rule”) to replace the CRA regulations adopted by the agencies in 1995 (the “1995 CRA Regulations”). The final rule was scheduled to take effect on April 1, 2024 and the applicability date for the majority of the provisions in the CRA regulations was January 1, 2026 with additional requirements applicable on January 1, 2027, but ongoing legal challenges have pushed back the implementation date and compliance deadlines. During the transition period, the 1995 CRA Regulations remain applicable. On July 16, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the 2023 CRA Rule and replace it with the 1995 CRA Regulations, with certain conforming and technical amendments.
The Bank received a rating of “Outstanding” at its most recent CRA Performance Evaluation by the OCC, dated November 18, 2024, for the evaluation period from 2021 to 2023.

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
On September 18, 2024, the Bank voluntarily entered into settlement agreements with the DOJ and HUD to resolve claims that the Bank violated the Equal Credit Opportunity Act and Fair Housing Act in the New Brunswick-Lakewood, New Jersey lending area, which includes Middlesex, Monmouth and Ocean counties. Under the Agreements, the Bank has committed to invest at least $14 million in a mortgage loan subsidy fund for eligible residents over a five-year period. The Bank also has agreed to invest $400,000 in community partnerships, $140,000 per year through each year of the Consent Order on advertising, outreach, consumer financial education, and credit counseling in the New Brunswick Lending Area, and provide financial education workshops designed to expand access to home mortgage credit. As of December 31, 2025, the Bank had spent $152,000 for community partnerships and $91,000 for marketing and advertising outreach. The Bank requested that the DOJ review the settlement agreement for termination based on the Bank’s actions. HUD subsequently terminated its settlement agreement with the Bank by letter dated September 3, 2025.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional FHLBs. Each FHLB provides member institutions with a central credit facility. The Bank, as a member of the FHLB New York is required to acquire and hold shares of capital stock in that FHLB in a specified amount. The Bank was in compliance with this requirement with an investment in FHLB New York stock at December 31, 2025 and 2024 of $88.9 million and $68.4 million, respectively.
Federal Reserve System
As a national bank, the Bank is required to hold capital stock of the Federal Reserve Bank of Philadelphia. The required shares may be adjusted up or down based on changes to the Bank's common stock and paid-in surplus. The Bank is in compliance with these requirements, with a total investment in Federal Reserve Bank of Philadelphia stock of $40.0 million and $39.8 million at December 31, 2025 and 2024, respectively.
The Federal Reserve Bank of Philadelphia pays dividends on the common stock held by the Bank. However, the level of dividends is reduced for financial institutions that exceed a certain asset size. For 2025, the asset level is $12.84 billion, and financial institutions whose assets exceed that level receive dividends generally equal to the rate of the 10-year Treasury note, which totaled $1.7 million for each of the years ended December 31, 2025 and 2024.

Item 1A.	Risk Factors
An investment in the Company’s common stock involves risks. Stockholders should carefully consider the risks described below, together with other information contained in this Annual Report on Form 10-K and other documents filed with the SEC, including the Company’s registration statement on Form S-4, before making any purchase or sale decisions regarding the Company’s common stock. If any of the following risks actually occur, the Company’s financial condition or operating results may be harmed. In that case, the trading price of the Company’s common stock may decline and stockholders may lose part or all of their investment in the Company’s common stock.
Risk Factors Summary
The Company’s material risk factors that could adversely affect the business, financial condition, and results of operations are categorized as follows:
•Risks Related to the Pending Merger with Flushing and Investment from Warburg
•Risks Related to Lending Activities
•Risks Related to Economic Matters
•Risks Related to Interest Rates
•Risks Related to Acquisitions and Growth
•Risks Related to Loan Sales
•Risks Related to Laws and Regulations
•Risks Related to Dividend Payments
•Risks Related to Competition
•Risks Related to Strategic Matters
•Risks Related to Operational Matters
•Risks Related to Accounting and Internal Controls Matters
•Risks Related to Environmental and Other Global Matters
•Risks Related to Card Networks
•Other Risks Related to the Business
Risks Related to the Pending Merger with Flushing and Investment from Warburg
The market price of the Company’s common stock after the Mergers may be affected by factors different from those currently affecting the shares of the Company’s common stock. As a result of the First Merger, certain adjustments may be made to the combined company’s business as a result of the Mergers. Accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the completion of the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Flushing.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Mergers. Before the Mergers and the Bank Merger may be completed, the requisite approvals, consents and non-objections must be obtained from the FRB, OCC and NYDFS. Under the Investment Agreement, before the Investment by Warburg may be completed, Warburg must have received reasonably satisfactory oral confirmation from staff of the legal division of the FRB that the consummation of the transactions contemplated by the Investment Agreement will not result in Warburg being deemed to have, or have acquired, “control” of the Company or any of its subsidiaries for purposes of the BHC Act or CIBC Act and the implementing regulations thereunder, either (a) individually or (b) as part of an “association” or group “acting in concert” with any other person with respect to the transactions contemplated by the Investment Agreement contemplated to occur at the Investment closing, as those terms are defined and interpreted by the FRB under Regulation Y (12 C.F.R. Part 225). Other approvals, waivers or consents from regulators may also be required, both for the Mergers and for the Investment.
In determining whether to grant these approvals and confirmations, such regulatory authorities consider a variety of factors. These approvals or confirmations could be delayed or not obtained at all, including due to (a) a party’s regulatory standing (or adverse development in respect thereof), (b) any other factors considered by regulators when granting such approvals or confirmations, including governmental, political or community group inquiries, investigations or opposition, or (c) changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement or the Investment Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or jeopardizing the completion of any of the transactions contemplated by the Merger Agreement or the Investment Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers or otherwise reducing the anticipated benefits of the Mergers (including the Investment and its inclusion as common equity tier 1 capital, assuming the Mergers and the Investment are consummated successfully and within the expected timeframe). In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in abandonment of the Mergers and the Investment. Additionally, the completion of the Mergers and the Investment is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement or the Investment Agreement, as applicable.
The Company and Flushing have agreed in the Merger Agreement to use commercially reasonable efforts to (a) promptly prepare and file all necessary documentation, to effect all applications, notices, petitions and filings, to obtain as promptly as practicable all permits, consents, approvals and authorizations of all third parties and governmental entities which are necessary or advisable to consummate the transactions contemplated by the Merger Agreement, and to comply with the terms and conditions of all such permits, consents, approvals and authorizations of all such governmental entities and (b) respond to any request for information and to resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement or the transactions contemplated thereby in each case in a reasonably prompt and timely matter, including the sale, divestiture or disposition of assets, properties or businesses of the Company, Flushing or their respective subsidiaries. However, under the terms of the Merger Agreement, neither the Company nor Flushing, nor any of their respective subsidiaries, is required or permitted (without the written consent of the other party), to take any action, or agree to any condition or restriction, in connection with obtaining the requisite regulatory approvals that would reasonably be expected to have, individually or in the aggregate, a material adverse effect (measured on a scale relative to the Company and its subsidiaries, taken as a whole) on the combined company and its subsidiaries, taken as a whole, after giving effect to the Mergers.
The Company and Warburg have agreed in the Investment Agreement to use reasonable best efforts to promptly prepare and file for all permits, consents, approvals, confirmations and authorizations of all third parties and governmental entities that are necessary or advisable to consummate the investment as promptly as reasonably practicable, and to respond to any request for information from any government authority related to the foregoing, so as to enable the parties to consummate the transactions contemplated by the Investment Agreement. However, under the terms of the Investment Agreement, neither the Company nor any of its subsidiaries is permitted (without the written consent of the other party), and none of Warburg or any of their affiliates is required, to take any action, or commitment to take or refrain from taking any action, or acceptance or agreement to any condition or restriction, in each case, that would reasonably be expected to cause Warburg, its affiliates or any of their partners or principals to (a) “control” the Company or be required to become a bank holding company, in each case, pursuant to the BHC Act; (b) “control” the Company or be required to provide prior notice pursuant to the CIBC Act; (c) serve as a source of financial strength to the Company pursuant to the BHC Act; or (d) enter into any capital or liquidity maintenance agreement or any similar agreement with any governmental entity, provide capital support to the Company, Flushing or any of their respective subsidiaries or otherwise commit to or contribute any additional capital to, provide other funds to, or make any other investment in, the Company, Flushing or any of their respective subsidiaries.
Consummation of the Mergers is conditioned upon the prior or concurrent closing of the Investment. As a condition to the consummation of the Mergers, the Company must prior to or concurrently therewith consummate the purchase and sale of the Company’s common stock and the Company’s NVCE Stock by Warburg pursuant to the Investment Agreement. Although the Company has a legally binding agreement with Warburg pursuant to which Warburg has agreed to invest $225 million in the Company’s qualifying equity securities substantially concurrently with the Merger closing, the obligation of Warburg to make such Investment is subject to various conditions. Failure to consummate (or a delay in consummating) the Investment may cause the failure or delay in the ability of the parties to consummate the Mergers.
Failure to consummate the Mergers and Investment could negatively impact the Company. The consummation of the Mergers is subject to the receipt of requisite regulatory and requisite stockholder approvals and the satisfaction of other customary closing conditions, including the substantially concurrent consummation of the Investment. If the Mergers are not completed for any reason, including as a result of the Company’s stockholders or Flushing’s stockholders failing to grant the applicable requisite stockholder approval at the applicable company’s special stockholders meeting or the imposition of a materially burdensome regulatory condition resulting in either the Company or Flushing refusing to consummate the Mergers, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from their customers and employees. For example, the Company’s business may each be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of consummating the Mergers.
Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the Mergers and/or the Investment will be beneficial and will be consummated. The Company or Flushing also could be subject to litigation related to any failure to complete the Mergers or, in the case of the Company, the Investment or to proceedings commenced against the Company or Flushing to perform its obligations under the Merger Agreement or, in the case of the Company, the Investment Agreement. If the Merger Agreement is terminated under certain circumstances, either party may be required to pay a termination fee equal to $21.4 million to the other party. If the Company receives a termination fee from Flushing, it may be required to remit a portion of that fee to Warburg. The Merger Agreement also provides that the Company will be required to pay Flushing a termination fee equal to $46.3 million under certain circumstances where the Merger Agreement is terminated due to the Investment not being consummated.
Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement and the Investment Agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a joint proxy statement/prospectus in connection with the Mergers, and all filing and other fees paid in connection with the Mergers. If the Mergers and/or the Investment are not completed, the Company and Flushing would have to pay these expenses without realizing the expected benefits of the Mergers and/or the Investment, as applicable. Although the Company or Flushing may be entitled to receive a termination fee from the other party if the Merger Agreement is terminated under certain circumstances, (a) such payments may not be sufficient to fully compensate the Company for the losses it may incur in connection with a failure of the Mergers to be consummated and (b) the Company may be required to remit a portion of the termination fee it receives to Warburg.
Combining the Company and Flushing may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the Mergers. The success of the Mergers will depend, in part, on the anticipated cost savings from combining the businesses of the Company and Flushing. To realize certain anticipated benefits and cost savings from the Mergers, the Company and Flushing must successfully integrate and combine their businesses in a manner that permits those benefits and cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Flushing are not able to successfully achieve these objectives, such anticipated benefits and cost savings of the Mergers may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the capital position, revenues, levels of expenses and operating results of the combined company following the completion of the Mergers, which may adversely affect the value of the common stock of the combined company following the completion of the Mergers.
The Company and Flushing have operated and, until the completion of the Mergers, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with their stakeholders or to achieve the anticipated benefits and cost savings of the Mergers. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this pre-closing period and for an undetermined period after consummation of the Mergers on the combined company.
Furthermore, the board of directors and executive leadership of the combined company and the surviving bank will consist of former directors and executive officers from each of the Company and Flushing, as well as the Warburg director. Combining the boards of directors and management teams of each company into a single board of directors and a single management team could require the reconciliation of differing priorities and philosophies.
The combined company may be unable to retain the Company’s and/or Flushing’s personnel successfully after the Mergers are completed. The success of the Mergers will depend, in part, on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company and Flushing. It is possible that these employees may decide not to remain with the Company or Flushing, as applicable, while the Mergers are pending or with the combined company after the Mergers are consummated. If the Company and Flushing are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Mergers, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Flushing also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company and Flushing will be subject to business uncertainties and contractual restrictions while the Mergers are pending. Uncertainty about the effect of the Mergers on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s or Flushing’s ability to retain and motivate key personnel until the Mergers are completed and could cause customers and others that deal with the Company or Flushing to seek to change existing business relationships with the Company or Flushing. In addition, subject to certain exceptions, each of the Company and Flushing has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to (a) consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of the other party and (b) in the case of the Company, obtain any necessary approvals of any governmental entity in connection with the Investment without the consent of Warburg. These restrictions may prevent the Company or Flushing from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.
The Company and Flushing have incurred, and the combined company is expected to incur substantial costs related to the Mergers and integration. The Company and Flushing have incurred and expect to incur a number of non-recurring costs associated with the Mergers and the Investment. These costs include legal, financial, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company and/or Flushing regardless of whether the Mergers are completed.
In addition, the combined company will incur integration costs following the completion of the Mergers as the Company and Flushing integrate their businesses, including facilities and systems consolidation costs and employment-related costs. The Company and Flushing may also incur additional costs to maintain employee morale and to retain key employees. There are many processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While the Company and Flushing have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the Mergers, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.
Stockholder litigation related to the Mergers and/or the Investment could prevent or delay the completion of the Mergers and/or the Investment, result in the payment of damages or otherwise negatively impact the business and operations of the Company or Flushing. Stockholders may bring claims in connection with the Mergers and/or the Investment and, among other remedies, may seek damages or an injunction preventing the Mergers and/or the Investment from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Flushing from completing the Mergers or any other transactions contemplated by the Merger Agreement or the Company and Warburg from consummating the Investment (or any portion thereof), then such injunction may delay or prevent the effectiveness of the Mergers and the Investment and could result in costs to the Company or Flushing, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Mergers and/or the Investment. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company, Flushing or the combined company.
The Merger Agreement may be terminated in accordance with its terms, and the Mergers may not be consummated. The obligation of the Merger Agreement parties to consummate the first Merger is subject to a number of conditions that must be satisfied or waived in order to consummate the Mergers. Those conditions include, among other things: (a) receiving the requisite Company and Flushing stockholder approvals of certain matters relating to the Mergers at each company’s respective special stockholders meeting; (b) the authorization for listing on the Nasdaq Global Select Market, subject to official notice of issuance, of the shares of the Company’s common stock to be issued pursuant to the Merger Agreement, (c) the receipt of the requisite regulatory approvals and that no requisite regulatory approval contains any materially burdensome regulatory condition; (d) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the Mergers, the Bank Merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement illegal; (e) the registration statement filed by the Company relating to the Company’s common stock to be issued in the First Merger being declared effective by the SEC under the Securities Act and not withdrawn; and (f) the consummation of the investment concurrently with the closing of the Mergers. Each party’s obligation to consummate the Mergers is also subject to certain additional conditions, including: (i) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party

(including the absence of any material adverse effect, as defined in the Merger Agreement); (ii) the performance in all material respects by the other party of its obligations under the Merger Agreement; and (iii) the receipt by each party of an opinion from its counsel to the effect that the Mergers will qualify as a reorganization within the meaning of Section 368(a) of the Code.
These conditions to the consummation of the first Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Mergers may not be consummated. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite stockholder approvals, or Flushing or the Company may elect to terminate the Merger Agreement in certain other circumstances.
The Investment Agreement may be terminated in accordance with its respective terms and the Investment may not be consummated. The obligation of the parties to the Investment Agreement to consummate the Investment is subject to a number of conditions which must be satisfied or waived in order to consummate the Investment. Those conditions include, among other things: (a) all of the conditions to the Merger closing will have been satisfied or waived, other than the investment condition and those conditions that by their nature can only be satisfied or waived at the Merger closing (but subject to such conditions then being satisfied or waived), (b) the first Merger will have been consummated, or will be consummated substantially concurrently with the Investment closing, in accordance with the terms and conditions of the Merger Agreement; (c) Warburg must have received reasonably satisfactory oral confirmation from staff of the legal division of the FRB that the consummation of the Investment will not result in Warburg being deemed to have, or to have acquired, “control” of the Company or any of its subsidiaries for purposes of the BHC Act or CIBC Act; and (d) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Investment or making the completion of the Investment or any of the other transactions contemplated by the Investment Agreement illegal. Each party’s obligation to consummate the Investment is also subject to certain additional customary conditions, including (i) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, and (ii) the performance in all material respects by the other party of its obligations under the Investment Agreement.
These conditions to the consummation of the Investment may not be satisfied or waived in a timely manner or at all, and, accordingly, the Investment may not be consummated. In addition, the parties to the Investment Agreement can mutually decide to terminate the Investment Agreement at any time, before or after the requisite stockholder approvals, or the parties may elect to terminate the Investment Agreement in certain other circumstances.
The announcement of the Mergers could disrupt the Company’s and Flushing’s relationships with their employees, customers, suppliers, business partners and others, as well as their operating results and business generally. Whether or not the Mergers are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Mergers on the Company’s and Flushing’s business include the following:
•their employees may experience uncertainty about their future roles, which might adversely affect the Company’s and Flushing’s ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which the Company and Flushing maintain business relationships may experience uncertainty about their future and seek alternative relationships with third parties, seek to alter their business relationships with the Company and Flushing or fail to extend existing relationships with the Company and Flushing; and
•The Company and Flushing have each expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the Mergers.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition.
The Merger Agreement limits the Company’s abilities to pursue alternatives to the Mergers and may discourage other companies from trying to acquire Company. The Merger Agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by each respective board of directors, engage or participate in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals, subject to certain exceptions. These provisions, which could result in a $21.4 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company or Flushing from considering or making that acquisition proposal.
Issuance of shares of the Company’s common stock in connection with the Mergers and the Investment may adversely affect the market price of the Company’s common stock. In connection with the payment of the Merger consideration, based on the number of shares of Flushing common stock outstanding or reserved for issuance, the Company expects to issue approximately

11.4 million shares of the Company’s common stock and NVCE Stock to the holders of Flushing restricted stock unit awards in the aggregate in the first Merger. In addition, in connection with the Investment, the Company expects to issue approximately 9.5 million shares of the Company’s common stock to Warburg. The issuance of these new shares of the Company’s common stock may result in fluctuations in the market price of the Company’s common stock, including a stock price decrease.
Risks Related to Lending Activities
The Company’s emphasis on commercial lending may expose the Company to increased lending risks. At December 31, 2025, $7.63 billion, or 69.2%, of the Company’s total loans consisted of commercial real estate, multi-family real estate, construction and land loans, and commercial and industrial loans. These portfolios have grown in recent years and the Company intends to continue to emphasize these types of lending. These types of loans may expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property or the borrower’s business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. These loans expose the Company to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If the Company forecloses on these loans, the holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Commercial and industrial loans are typically affected by the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business.
The level of commercial real estate loans may subject the Company to additional regulatory scrutiny. The OCC and the other federal bank regulatory agencies have promulgated guidance on sound risk management practices for financial institutions with concentrations in commercial real estate loans. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100% or more of total capital and the outstanding balance of a financial institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, the Bank has a concentration in multi-family and commercial real estate lending, as such loans represented 433% of total bank capital as of December 31, 2025. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented that may result in additional costs or that may result in the curtailment of commercial real estate and multi-family lending that would adversely affect the Company’s loan originations and profitability.
The Company’s concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2025, the Company’s commercial real estate - investor loan portfolio included loans to: (i) lessors of office buildings of $1.1 billion, or 10% of total loans; and (ii) borrowers in the retail industry of $1.1 billion, or 10% of total loans. A deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for the Company’s commercial real estate loan portfolio. Should the fundamentals of the commercial real estate market deteriorate, the Company’s financial condition and results of operations could be adversely affected.
Uncertainties associated with increased originations of commercial real estate, construction, multi-family and commercial and industrial loans may result in errors in judging collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect the Company’s operations. The recent and intended increases in the level of commercial lending (including commercial real estate, multi-family real estate and land loans, and commercial and industrial loans) have required and would likely require the Company to lend to borrowers with which the Company has limited or no experience. Recently originated loans are unseasoned and the Company does not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans may not have been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above recent historical experience, which could adversely affect the Company’s future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if the Company makes any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with the single-family residential mortgage loans.
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
The Company’s allowance for credit losses may be inadequate, which could hurt the Company’s earnings. The Company’s allowance for credit losses may prove to be inadequate to cover actual credit losses. If the Company is required to increase its allowance, current earnings may be reduced. The Company provides for losses by reserving what it believes to be an adequate amount to absorb any estimated lifetime expected credit losses. The Company also makes various assumptions and judgments about the collectability of loans in the portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, the Company relies on its historic loss experience and the evaluation of economic conditions and other qualitative factors. If the assumptions prove to be incorrect and the Company’s allowance was insufficient, it would be required to record a provision, which would reduce earnings for that period. Changes to the economic forecasts within the model could positively or negatively impact the calculation of the allowance. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the allowance based on their judgment about information available to them at the time of their examination. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a material adverse effect on the Company’s financial condition and results of operations.
The performance of New York City multifamily real estate loans could be adversely impacted by regulation. In 2019, New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (1) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (2) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent- regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. Further restrictions on rent-regulated properties may be enacted or existing restrictions strengthened as a result of the results of the recent New York City mayoral election. As a result, the value of the collateral located in New York securing multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2025, the total multifamily rent regulated exposure in New York was approximately $28 million, or 0.19%, of the Company’s total assets.
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
A worsening of economic conditions in the Company’s market areas could reduce demand for the products and services and/or result in increases in the level of non-performing loans, which could adversely affect the Company’s business, financial condition, and results of operations. A deterioration in economic conditions, especially local conditions, continued inflation, tariff wars, increased unemployment, recession or otherwise, could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations, and could more negatively affect the Company:
•demand for the products and services may decline;
•the allowance for credit losses may increase;
•loan delinquencies, problem assets, and foreclosures may increase;
•Low cost or non-interest-bearing deposits may decrease;
•Inflation may accelerate, which may increase operating costs and also may increase real estate costs and lower customer buying power, thereby reducing loan demand;
•The value of securities portfolio may decrease;
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
A downturn in economic conditions or in real estate values in the Bank’s market areas could adversely impact profits. Most of the Bank’s loans are secured by real estate and are made to borrowers throughout New Jersey and the major metropolitan areas from Massachusetts through Virginia. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does its business, the value of loans, investments, and collateral securing loans and classified assets, reduce the demand for the Company’s products and services, and/or the adversely impact ongoing operations, costs and profitability. Any of these negative events could increase the amount of non-performing loans and cause residential and commercial real estate loans to become inadequately collateralized, any of which could expose the Company to a greater risk of loss and may adversely affect the Company’s capital, liquidity and financial conditions.
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
Another prolonged U.S. government shutdown or a default by the U.S. on government obligations could harm the Company’s results of operations. The Company’s results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations.
Significant changes to the size, structure, powers and operations of the federal government, changes to U.S. economic policies, and uncertainties regarding the potential for these changes may cause economic disruptions that could, in turn, adversely impact the Company’s business, results of operations and financial condition. The current U.S. administration has implemented significant changes in federal priorities and has taken steps to change the operations, structure, and policy focus of various federal agencies, as well as regulatory priorities, policy approaches and interpretations of existing laws by those federal agencies. For example, recent executive actions and proposed legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and composition of the federal workforce. Moreover, leadership transitions at key federal agencies have impacted or may impact rulemaking, supervision, enforcement, and examination priorities across the financial regulatory landscape. These developments in the federal government may have varying effects on the banking and financial services industry that are difficult to predict, which makes it difficult for the Company to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory priorities could, among other things, increase the costs of operating business, reduce the demand for products and services, impact the Company’s ability to achieve business goals, and increase legal, operational and reputational risks, any or all of which could materially adversely affect the Company’s results of operations.
The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which have created significant uncertainties regarding U.S. economic growth, the potential for recession, and concerns over an increase in inflation. Slow economic growth, economic contraction or recession, or shifts in broader consumer and business trends would significantly impact the Company’s ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.
Other political and economic events within the United States, including a contentious domestic political environment, changes in or disagreements over U.S. monetary policy and actions of the Federal Reserve System, disagreements over long-term federal budget and deficit reduction plans, disagreements over, or threats not to increase, the U.S. government’s borrowing limit (or “debt ceiling”), and risk of further downgrade of the ratings of U.S. government debt obligations, also may negatively impact financial markets and the U.S. economy.
Further, the perception of the potential for additional, significant changes in federal regulatory or economic policy also has increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely impact financial markets and the broader economy of the U.S.
Regional business and economic conditions are a major driver of the Company’s results of operations. Difficult conditions in the regional business and economic environment, including those caused by the lack of stability and predictability of U.S. policymaking, may materially adversely affect the Company’s operating expenses, the quality of its assets, credit losses, and the demand for its products and services.
Risks Related to Interest Rates
Changes in interest rates could adversely affect results of operations and financial condition. The Company’s ability to make a profit largely depends on net interest income, which could be negatively affected by changes in interest rates. The Company’s interest-bearing liabilities generally have shorter contractual maturities than its interest-earning assets. Furthermore, the rates earned on other interest-earning assets and the rates paid on interest-bearing liabilities are generally fixed for a contractual period of time. This imbalance can create significant earnings volatility as market interest rates change over time. Generally, in a period of declining interest rates, the interest income the Company earns on its interest-earning assets may decrease more rapidly than the interest it pays on interest-bearing liabilities. Conversely, in a period of rising interest rates, the interest income earned on interest-earning assets may not increase as rapidly as the interest paid on interest-bearing liabilities, which would be expected to compress the interest rate spread and have a negative effect on the Company’s profitability. Additionally, a flat or an inverted yield curve, where short-term rates are close to, or above, long-term rates, could adversely affect the Company’s financial condition and results of operations.
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
Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income. At December 31, 2025, the Company maintained a debt securities portfolio of $2.11 billion, of which $1.23 billion was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). During the year ended December 31, 2025, the Company incurred other comprehensive gains of $13.3 million, net of tax, related to net changes in unrealized holding gains in the available-for-sale investment securities portfolio, which positively impacted stockholders’ equity, as well as book value per common share. The increase occurred even though the securities are not sold.
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
Hedging against interest rate exposure may adversely affect the Company’s earnings. On occasion the Company has employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on the loan portfolios and short-term liabilities. The Company also engages in hedging strategies with respect to arrangements where customers swap floating-rate obligations for fixed-rate obligations, or vice versa. The hedging activity varies based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect the Company from loss. Moreover, hedging activities could result in losses if the event against which the Company hedges does not occur. Additionally, interest rate hedging could fail to protect the Company or adversely affect the Company because, among other things:
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
Risks Related to Acquisitions and Growth
The failure to successfully integrate the operations and retain the customers of its acquired institutions may adversely affect the Company’s results of operations. The Company has historically acquired financial institutions and other service companies and continues to explore acquisition opportunities. Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of the institutions it acquires, retain the employees and customers of those institutions and achieve the level of expected cost savings and revenue growth. If the Company is unable to successfully manage the integration of the separate cultures, employee and customer bases and operating systems of the institutions it acquires, the Company’s results of operations may be adversely affected.
The Company’s failure to successfully manage its growth may adversely impact its financial condition and results of operation. The Company may not successfully manage its business as a result of the strain on management and operations that may result from growth. Success will also depend on the ability of officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to retain, hire, train and manage skilled employees and to build market share in its existing and new market areas.
In order to successfully manage substantial growth, the Company may need to increase non-interest expenses through additional hires, additional leasehold and data processing costs, and other infrastructure costs. In order to successfully manage growth, the Company may need to adopt and effectively implement new or revise existing policies, procedures and controls to maintain credit quality, control costs and oversee the Company’s operations. No assurance can be given that the Company will be successful in these efforts.
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
A portion of the Company’s loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet the Company’s credit standards. Loans that were acquired as part of the Company’s acquisitions of other depository institutions were not initially underwritten or originated in accordance with the Company’s credit standards, and the Company did not have long-standing relationships with many of these borrowers at the time of acquisition. The acquired loans were underwritten at the date of acquisition based on the Company’s credit standards, which can temporarily increase loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards. Although the Company reviewed the loan portfolios of each institution acquired as part of the diligence process, and believes that it has established reasonable credit marks with regard to all loans acquired, no assurance can be given that the Company will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on the Company’s business, financial condition, and results of operations.
Future acquisition activity could otherwise negatively affect financial condition and results of operations. The Company continues to evaluate opportunities to acquire financial institutions, financial service companies and/or bank branches. Acquiring other banks, businesses, or branches may have an adverse effect on financial results and may involve various other risks commonly associated with acquisitions, including those discussed above, as well as, among other things:
•payment of a premium over book and/or market values of the target company may dilute the book value and earnings per share of the Company in the short and long-term;
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality problems of the target company;
•inability to realize the expected revenue increases, cost savings, increases in market share, and/or other projected benefits of the acquisition;
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
Risks Related to Loan Sales
The Company may be required to repurchase loans that had previously been sold for a breach of representations and warranties, which could harm the Company’s earnings. The Company enters into loan sale agreements with investors in the normal course of business. The loan sale agreements generally require the repurchase of certain loans previously sold in the event of a violation of various representations and warranties customary in the banking industry. Investors carefully examine loan documentation on delinquent loans for a possible reason to request a repurchase by the loan originator. A subsequent sale of a repurchased loan could be at a significant discount to the unpaid principal balance. The Company maintains a reserve for repurchased loans. However, if repurchase activity or the amount of loss on the sale of a repurchased loan is greater than anticipated, the reserve may need to be increased to cover actual losses, which could harm earnings.

Risks Related to Laws and Regulations
The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. The Company is subject to examination, supervision and regulation by the FRB. The Bank is subject to regulation, supervision and examination by the OCC, its primary federal regulator, by the FDIC, as insurer of deposits, and by the CFPB with respect to consumer protection laws. Such regulation and supervision governs the activities in which an institution and its holding company may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. The laws and regulations that govern the Company’s and the Bank’s operations are designed for the protection of depositors and the public, not the Company’s stockholders. These provisions, as well as future regulatory or legislative changes or executive orders applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain business practices, including the ability to offer new products, obtain financing, generate fee income, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance and disclosure costs. Such changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition, and results of operations.
As part of its lending activity, the Company may enter into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan to a fixed-rate commercial loan. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable rate loan into a fixed rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement, as well as more broadly to hedge variable cash flows associated with its variable-rate loans. Offering these products can subject the Company to additional regulatory oversight and cost, as well as additional risk. The Dodd-Frank Act contains a comprehensive framework for over-the-counter derivative transactions. Even though many of the requirements do not impact the Company directly, since the Bank does not meet the definition of swap dealer or “major swap participant,” the Company continues to review and evaluate the extent to which such requirements impact its business indirectly or if and when such requirements may apply to the Bank directly.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs and procedures to prevent financial institutions from being used for money laundering, terrorist financing and other illicit activities, including filing suspicious activity reports and establishing procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in sanctions, including payment of damages and civil money penalties, injunctive relief, and restrictions on mergers and acquisitions activity and other expansionary activities. Although the Company has developed policies and procedures designated to comply with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
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
Monetary policies and regulations of the federal government, including the Federal Reserve Board, could adversely affect the Company’s business, financial condition, and results of operations. The Company’s earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. The Federal Reserve Board’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the Federal Reserve Board have a significant effect on the overall economy and the operating results of financial institutions.
Additionally, Congress and the administration through executive orders, control fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect the Company directly or the business operations of its customers.
Changes in Federal Reserve Board and other governmental policies, fiscal policy, and regulatory environment generally are beyond the Company’s control, and are unable to predict what changes may occur or the manner in which any future changes may affect the Company’s business, financial condition and results of operations.
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
The Company is subject to heightened regulatory requirements as a result of assets exceeding $10 billion. The Company’s total assets were $14.6 billion at December 31, 2025, thereby making it subject to requirements imposed by the Dodd-Frank Act and its implementing regulations, including examination by the CFPB to assess compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
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
The grant of bank charters and special purpose fintech charters by the OCC to fintech companies could present financial risk and market risk to the Company generally and the payments processing business specifically. In 2018, the OCC announced that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a special purpose national bank charter. Intended to promote economic opportunity and spur financial innovation, an institution with a special purpose national bank charter may engage in paying checks, lending money and taking deposits. The OCC has granted national bank charters to companies that were previously non-bank fintech companies. If, in the future, the OCC determines to grant any special purpose national bank charter applications or continues to grant bank charters to fintech applicants, recipients of such charters may enter the U.S. payments market and other business activities that the Company conducts, which could increase the competition it faces and have a material adverse effect on the Company. This could result in lower fee income, and loss of deposits, related to the Company’s payments processing business.
Risks Related to Dividend Payments
There is no guaranty that the Company will be able to continue to pay a dividend on its common stock or, if continued, will be able to pay a dividend at the current rate. The Board of the Company determines if, when and the amount of dividends that may be paid on the common stock. In making such determination under the Company’s capital management plan, the Board takes into account various factors including economic conditions, earnings, alternative uses of the Company’s capital, liquidity needs, the financial condition of the Company, applicable state law, tax and regulatory requirements and other factors deemed relevant by the Board. Although the Company has a long history of paying a quarterly dividend on its common stock, there is no guaranty that such dividends will continue to be paid in the future or at what rate.
Risks Related to Competition
Competition may adversely affect profitability and liquidity. The Company experiences substantial competition in originating loans in its market areas. This competition comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of these competitors enjoy advantages not available to the Company, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Increased competition could reduce the Company’s net income by decreasing the number and size of loans that the Company originates and the interest rates charged on these loans. Competitive factors driven by consumer sentiment, regulatory directives or otherwise can also reduce the Company’s ability to generate fee income, such as through overdraft fees.
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
The Company has also been active in competing for New Jersey governmental and municipal deposits including public school districts, local municipal governments, and cooperative health insurance funds. At December 31, 2025 such deposits accounted for approximately 25% of the Company’s total deposits. Public fund deposits from local government entities such as counties, townships, school districts and other municipalities generally have higher average balances and the Company’s inability to retain such funds could adversely affect liquidity or result in the use of higher-cost funding sources.
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
Risks Related to Operational Matters
Risks associated with system failures, interruptions, or breaches of security could disrupt businesses, result in the disclosure of confidential information, damage the reputation of, and create significant financial and legal exposure. Information technology systems are critical to the Company’s business, which includes collecting, processing, transmitting,, and storing significant amounts of confidential information regarding the Company’s customers, employees and its business, operations, plans, and business strategies. The Company uses various technology systems to manage customer relationships, deposits and loans, general ledger, securities investments, and other processes. These computer systems, data management, and internal processes, as well as those of third parties, are integral to the Company’s performance. The heavy reliance on information technology systems may expose the Company to operational risks, which include the risk of malfeasance by employees or persons outside the Company, errors relating to transaction processing and technology, systems failures or interruptions, failures to properly implement systems upgrades, cyberattacks, breaches of the Company’s internal control systems and compliance requirements, and business continuation and disaster recovery.
Financial institutions and companies have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyberattacks, ransomware and other means. The proliferation of artificial intelligence has enhanced actions, strategies, and processes that cyber attackers use to create threats and launch cyberattacks. Additionally, there is the risk of distributed denial-of-service or other similar attacks, which are intended to disrupt online services. Despite the Company’s efforts to ensure the integrity of its systems, the Company may not be able to implement effective preventive measures against all attempted security breaches, especially because the techniques used change frequently or are deceptive in nature, and because cyberattacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to the Company’s data or that of its customers or clients. These risks may increase in the future as the Company continues to increase its mobile and other internet-based product offerings and systems.
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
The Company’s Board relies on management in overseeing cybersecurity risk management. The Company has an Information Technology and Security Management Committee, consisting of leaders across multiple domains. The Chief Information Security Officer is a primary management liaison to the committee. The committee meets quarterly, or more frequently if needed, and reports to the Board after each meeting through committee minutes. While select Board members of the Company have experience in multiple disciplines including cybersecurity risk management, the Board relies on the Chief Information Security Officer and management for cybersecurity guidance.

An inability to attract and retain qualified personnel or the unexpected loss of service of any key personnel could have a negative impact on financial condition and results of operations. The Company’s ability to maximize profitability and manage growth successfully depends on its ability to attract and retain management and loan officers experienced in banking and financial services and familiar with the communities in its market areas. Competition for qualified employees and personnel in the banking industry is intense. The process of recruiting personnel with the combination of skills and attributes required to carry out strategies is often lengthy. The unexpected loss of service of any key management personnel, or the inability to recruit and retain qualified personnel, could adversely affect the Company. If the Company is not able to attract qualified personnel it could negatively impact the Company’s profitability and growth.
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
The Company faces funds transfer and payments-related risks. As a financial institution, the Company bears funds transfer risks of different types, which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred before it is received, or legal rights to reclaim monies transferred are asserted, including payments made to merchants for payment clearing, while customers have statutory periods to reverse their payments. Exposure may also results from payments made prior to receipt of offsetting funds, as accommodations to customers. The Company is subject to unique settlement risks as transfers may be larger than typical financial institutions of the Company’s size. Transfers could also be made in error or as a result of fraud. Additionally, as with other financial institutions, the Company may incur legal liability or reputational risk, if it unknowingly process payments for companies in violation of money laundering laws or other regulations or immoral activities.
Risks Related to Accounting and Internal Controls Matters
The Company may incur impairments to goodwill. At December 31, 2025, the Company had $517.5 million in goodwill, which is evaluated for impairment at least annually. Significant negative industry or economic trends, including declines in the market price of the Company’s stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill. The valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. If the analysis results in impairment to goodwill, an impairment charge to earnings would be recorded in the financial statements during the period in which such impairment is determined to exist. Any such charge could have an adverse effect on the results of operations.
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
Changes in accounting standards could affect reported earnings. The bodies responsible for establishing accounting standards, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of the Company’s financial statements. These changes can be hard to predict, may involve judgment and discretion in their interpretation and implementation by the Company and its independent accounting firm and, as a result, can materially impact how the financial condition and results of operations are reported. In some cases, the Company could be required to apply new or revised guidance retroactively.

Risks Related to Environmental and Other Global Matters
Hurricanes and other natural disasters, climate change or increases to flood insurance premiums could adversely affect asset quality and earnings. The Company’s market areas include counties in New Jersey with extensive coastal regions. These areas may be vulnerable to flooding or other damage from storms or hurricanes, which could negatively impact the Company’s results of operations by disrupting operations, adversely impacting the ability of the Company’s borrowers to repay their loans, damaging collateral or reducing the value of real estate used as collateral.
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
The potential for fraud in the card payment industry is significant and could adversely affect the Company’s business and results of operations. Issuers of prepaid and debit cards and other companies have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. The theft of such information is regularly reported and affects individuals and businesses. Losses from various types of fraud have been substantial for certain card industry participants. The Company also relies upon third parties for transaction processing services, which subjects the Company and its customers to risks related to the vulnerabilities of those third parties. The Company, in many cases, have indemnification agreements with third parties; however, these agreements may not fully cover losses. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect the

Company’s business, results of operations and financial condition. Although fraud has not had a material impact on the Company’s profitability, it is possible that such activity could adversely impact profitability in the future.
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
The Company is a community bank and its ability to maintain its reputation is critical to the success of the business. The failure to do so may materially adversely affect the Company’s performance. The Company is a community bank, and its reputation is one of the most valuable components of its business. A key component of the Company’s business strategy is to rely on its reputation for customer service and knowledge of local markets to expand its presence by capturing new business opportunities from existing and prospective customers in the Company’s market areas and contiguous areas. Threats to the Company’s reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents, errors resulting from the use of artificial intelligence and questionable or fraudulent activities of the Company’s customers. In addition, third parties with whom the Company has relationships may take actions over which the Company has limited control that could negatively impact perceptions about the Company or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not accurate, could impact the Company’s reputation and business. Negative publicity regarding the Company’s business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect the Company’s business and operating results.
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
For 2019 and prospectively, New Jersey law requires combined filing for members of an affiliated group, but excluded companies that qualify as a New Jersey Investment Company and REIT. For periods ending on and after July 31, 2023, companies meeting the statutory definition of a “captive” IC and REIT are required to be included in the combined filing. This legislation included an exception if at least 50% of the shares, by vote or value, are owned or controlled, directly or indirectly, by a state or federally chartered bank, savings bank, or savings and loan association (financial institution) with assets of $15 billion or less. As of December 31, 2025 the Company qualified for this exception.
The allocation and apportionment of taxable income to New Jersey may affect the overall tax rate.
New York Taxation. The Company is required to file NYS and NYC tax returns. The NYS and NYC returns require consolidation of all entities and taxable income, consistent with other states, generally means Federal taxable income subject to certain adjustments. For NYS tax purposes, corporations are presently taxed at a rate equal to 7.25% of taxable income, in addition to a temporary Metropolitan Transportation Authority surtax of 30% of the NYS tax rate, which is effective through December 31, 2026, for an overall NYS rate of 9.425%. For NYC tax purposes, the Company is taxed at a rate equal to 8.85%. The allocation and apportionment of taxable income to NYS and NYC may affect the overall tax rate.
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
To prepare and respond to incidents, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes using leading practices and in accordance with applicable regulatory requirements. This includes employee training, innovative technologies, and policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response.
Core activities supporting the Company’s strategy include cybersecurity training, technology optimization, security monitoring and response, identity access management, threat intelligence, vulnerability and patch management and the testing of incident response, business continuity and disaster recovery capabilities.
Employees play a significant role in the defense against cybersecurity threats. Every employee is responsible for protecting Company and client information. Accordingly, employees complete formal training and acknowledge security policies annually. In addition, employees are subjected to periodic simulated phishing assessments, designed to reinforce threat detection and reporting capabilities.
Employees are supported with processes and related solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, end user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, ongoing vulnerability scanning, third-party monitoring, and threat intelligence.
Like many other financial institutions, the Company relies on third-party vendor solutions to support its operations; many of these vendors have access to sensitive and proprietary information. As third-party vendors continue to be a notable source of operational and informational risk, the Company has implemented a structured Third-Party Risk Management program, which includes a defined onboarding process and periodic reviews of vendors with access to sensitive company data.
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
Cybersecurity Governance
Management Committee Oversight

The Company has established an Information Security Management and Information Technology structure consisting of department leaders across multiple functional areas including Data Engineering, Enterprise Applications, Strategic Planning, Technology, Information Technology Governance, and Cybersecurity. These functional areas, which collaborate on a daily basis, are led by qualified financial service technology professionals, with extensive experience in their subject matter. Cybersecurity knowledge is integrated across Information Technology, Business Units, and Operating Functions and is a key consideration in the approach from planning to execution, including when third parties are involved. The structure enables a focus on strategic and tactical delivery, policy oversight, and the assessment and management of risks from cybersecurity threats. Policies are also shared with the Company’s Management Risk Committee to provide a second line review in alignment with Enterprise Risk functions.
All Information Security activities are led by the Chief Information Security Officer, which includes developing and implementing the information security program and reporting on cybersecurity matters to the Company’s leadership team and the Board. The Chief Information Security Officer has several years of experience leading cybersecurity operations in financial services, supported by a team with various security, technical, risk, audit and program management subject matter knowledge. Management, through the Information Security and Information Technology Governance function, provides cybersecurity statistics and details to the board monthly.
Board Committee Oversight
The Company’s Risk and Information Technology Board Committees provide oversight of the cyber program as part of their overall remit. Each committee consists of Board members, chaired by an independent director. Committee members have extensive expertise in various disciplines, including risk management, communications, information technology, litigation, banking and transactional matters, regulatory compliance, and cybersecurity. Board Committees receive regular reports informing on the effectiveness of the overall cybersecurity program and the detection, response, and recovery from significant cyber incidents. Cybersecurity metrics are reported quarterly to both committees and key risk indicators are reported to the Risk Committee.

Item 2.	Properties
At December 31, 2025, the Company primarily conducted its business through its headquarters located in Toms River, New Jersey, and its administrative office located in Red Bank, New Jersey. The Company also conducts its business at 41 branch offices and various deposit production facilities located throughout central and southern New Jersey and major metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Pittsburgh, Washington D.C., Baltimore, Boston and Northern Virginia.

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
Market Information for Common Stock
OceanFirst Financial Corp.’s common stock is traded on the NASDAQ Global Select Market under the symbol OCFC. As of February 19, 2026, there were 2,464 common stockholders of record.
Stock Performance Graph
The following graph shows a comparison of total stockholder return on OceanFirst Financial Corp.’s common stock, based on the market price of the Company’s common stock with the cumulative total return of companies in the NASDAQ Composite Index and the KBW Regional Banking Index for the period from December 31, 2020 through December 31, 2025. The graph may not be indicative of possible future performance of the Company’s common stock. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an initial investment of $100.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
OceanFirst Financial Corp.	$100.00	$123.13	$122.08	$104.71	$114.57	$119.00
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
For both years ended December 31, 2025 and 2024, the Company paid an annual cash dividend of $0.80 per share.
On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. Further, on July 16, 2025, the Company announced its Board authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. The stock repurchase plans have no scheduled expiration date and the Board of Directors has the right to suspend or discontinue the plans at any time. The Company did not repurchase any shares of its common stock through the stock repurchase programs during the quarter ended December 31, 2025. At December 31, 2025, there were 3,226,284 shares available for repurchase under the Company’s stock repurchase programs.

For the three months ended December 31, 2025, 29,284 shares were repurchased outside of the Company’s stock repurchase program at an average share price of $19.05. The Company repurchased these shares from employees that elected to exercise vested stock options. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2025 through October 31, 2025	1,319	$19.23
November 1, 2025 through November 30, 2025	2,385	17.81
December 1, 2025 through December 31, 2025	25,580	19.15

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company conducts business primarily through its ownership of the Bank, which, at December 31, 2025, primarily operated out of its headquarters located in Toms River, New Jersey and its administrative office located in Red Bank, New Jersey. The Bank also conducts its business at 41 branch offices and various deposit production facilities located throughout central and southern New Jersey and major metropolitan areas of New York City and Philadelphia. The Bank also operates commercial loan production offices in New Jersey, New York City, the greater Philadelphia area, Pittsburgh, Washington D.C., Baltimore, Boston and Northern Virginia.
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
Strategy
The Company operates as a full-service regional community bank delivering comprehensive financial products and services, which includes commercial financing, deposit services, and wealth management products and services, throughout New Jersey and in the major metropolitan areas from Massachusetts through Virginia. The Company competes with larger, out-of-market financial service providers through its entrenched presence in local markets, digital delivery channels, and agility to provide superior service at speed. The Company also competes with smaller in-market financial service providers by offering a broad array of products and services as well as the ability to extend larger credits.
The Company’s strategy has been to grow profitability while limiting exposure to credit, interest rate, and operational risks. To accomplish these objectives, the Company has sought to: (1) diversify and strengthen its deposit base through product offerings appealing to a broadened customer base; (2) grow the commercial banking business, with a particular focus on strengthening commercial and industrial banking; and (3) improve operating efficiency through the ongoing investment in information technology and infrastructure.
On October 15, 2025, the Company outsourced its residential loan originations, which also included home equity loans and lines and other consumer, to a national mortgage banking company. The Company continued to process outstanding commitments to originate residential and consumer loans through December 2025. As of December 31, 2025, the Company had $9.5 million of residential loans and no consumer loans in the pipeline, which represents the remaining commitments expected to close in 2026.
The Company focuses on prudent growth to create value for stockholders, which may include opportunistic acquisitions. Refer to Item 1 - Recent Developments for further discussion on the pending merger with Flushing.

The Company has continued to maintain and strengthen its liquidity and capital position, while servicing its customers and communities. Refer to ‘Liquidity and Capital Resources’ for further discussion.
Diversify and Strengthen Deposit Base
The Company continues to focus on deposit growth through a series of initiatives intended to both grow deposits and diversify sources of liquidity. The Company seeks to increase deposits in its primary market area by improving market penetration, expanding deposit gathering initiatives and investing in deposit focused talent acquisition. In 2025, the Company added Premier Banking teams for relationship driven, team based approach to service resulting in superior high touch client experience. As a result, the Company is focused on growing commercial deposit relationships through this stable low cost deposit vertical as another funding lever to support future loan growth.
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
Commercial Banking
The Company continues to distinguish itself from the mega-bank competition with access to responsive, local decision-makers and from the smaller bank competition that are unable to deliver the same depth of products, services, and technology. The Company supports commercial business clients of varying sizes and complexity through the extension of credit and cash management services through its advisory relationship management model. The Company has had success in developing new client relationships in the Company’s focused expansion markets, which include Boston, Northern Virginia and Baltimore. Expanding the Company’s geographies and diversifying the loan book provides a hedge on risks deriving from concentration in a single market.
While these growth markets are important to the Company’s strategy, the Company has continued efforts to keep the community bank feel for customers, employees, and stakeholders, which has been a focal point for longstanding stable funding, brand reputation, and community development efforts in the Company’s legacy markets.
The Company’s early expansion efforts were dependent on CRE lending; however, its path forward as a regional bank includes a transition away from CRE dependence and a focus on future growth predominately around the C&I portfolio. The Company has continued to make significant efforts to recruit new relationship managers that specialize in clients operating in deposit heavy industries. The Company anticipates that the acquisition of these customers will continue to help drive quality funding through deeper deposit relationships. Additionally, the Company continues to improve its treasury management capabilities by enhancing services through expanded product offerings and thoughtfully evaluating opportunities to further bolster talent and technology to better serve the Company’s customers.
At December 31, 2025, commercial loans (which includes multi-family and commercial real estate loans, commercial construction loans, and commercial and industrial loans) represented 69.2% of the Company’s total loans, as compared to 67.4% at December 31, 2024, of which commercial and industrial loans represented 20.1% of total loans as compared to 15.3% at December 31, 2024.
Commercial loan products entail a higher degree of credit risk than other real estate lending activity. As a result, management continues to employ a well-defined credit policy focusing on quality underwriting and close oversight and Board monitoring. See Risk Factors – Risks Related to Lending Activities – The Company’s emphasis on commercial lending may expose the Company to increased lending risks.
Operating Efficiency
The Company relies on technology and the resources that support its operations to provide a broad suite of financial services and experience to its customers and employees, to differentiate the Company in its diverse markets, and to drive operational efficiencies that yield performance with strong customer services. The Company’s investment in technology, including modern data model incorporating artificial intelligence into processing efforts, lays a foundation for future growth, scale, and operational efficiency while maintaining a secure and robust cybersecurity framework. Focus areas include digital-direct customer engagement, efficient customer servicing, supporting safe banking operations and strategic technology change, and competitively delivering new lending and customer self-service capabilities.

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
The Company also analyzes the need to raise additional capital in the future, through issuance of debt or equity, to meet its commitments and business needs. During 2025, the Company redeemed in full its preferred stock for $55.5 million and issued $185.0 million of subordinated notes in October 2025 at an initial rate of 6.375% and stated maturity of November 15, 2035. The proceeds were primarily used to redeem the Company’s subordinated notes due May 15, 2030, with a principal amount of $125.0 million, in November 2025. Further, in December 2025, the Bank executed a credit risk transfer consisting of a credit default swap related to a $1.52 billion pool of on-balance sheet residential mortgage loans, as the buyer of credit protection, to optimize regulatory capital levels and reduce credit risk.
Over the past five years, the Company has implemented or announced two stock repurchase programs. On June 25, 2021, the Company announced the authorization to repurchase up to an additional 5% of the Company’s outstanding common stock, or 3.0 million shares. On July 16, 2025, the Company announced its Board authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. For the year ended December 31, 2025, the Company repurchased 1,433,537 shares of its common stock. Of these repurchased shares, 108,621 shares were repurchased outside of the Company’s stock repurchase program. The Company repurchased these shares from employees that elected to sell shares to cover their withholding tax obligations on vested stock awards and options. At December 31, 2025, the Company remains authorized to repurchase 3,226,284 shares and will prudently evaluate repurchase opportunities while maintaining existing capital levels.

Selected Financial Data
The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

	At December 31,
	2025	2024	2023
	(dollars in thousands)
Selected Financial Condition Data:
Total assets	$14,564,317	$13,421,247	$13,538,253
Debt securities available-for-sale, at estimated fair value	1,231,827	827,500	753,892
Debt securities held-to-maturity, net of allowance for securities credit losses	881,568	1,045,875	1,159,735
Equity investments	91,882	84,104	100,163
Restricted equity investments, at cost	129,329	108,634	93,766
Loans receivable, net of allowance for loan credit losses	10,970,666	10,055,429	10,136,721
Deposits	10,964,405	10,066,342	10,434,949
FHLB advances	1,397,179	1,072,611	848,636
Securities sold under agreements to repurchase and other borrowings	309,667	258,113	269,604
Total stockholders’ equity	1,662,550	1,702,757	1,661,945

	For the Year Ended December 31,
	2025	2024	2023
	(dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$642,454	$642,173	$607,974
Interest expense	282,231	308,138	238,243
Net interest income	360,223	334,035	369,731
Provision for credit losses	16,171	7,689	17,678
Net interest income after provision for credit losses	344,052	326,346	352,053
Other income	44,701	50,187	33,624
Operating expenses	296,237	245,877	248,912
Income before provision for income taxes	92,516	130,656	136,765
Provision for income taxes	21,489	30,266	32,700
Net income	$71,027	$100,390	$104,065
Net income attributable to non-controlling interest	49	325	36
Net income attributable to OceanFirst Financial Corp.	$70,978	$100,065	$104,029
Net income available to common stockholders	$67,128	$96,049	$100,013
Basic earnings per share	$1.17	$1.65	$1.70
Diluted earnings per share	$1.17	$1.65	$1.70

(continued)

	At or for the Year Ended December 31,
	2025	2024	2023
Selected Financial Ratios and Other Data (1):
Performance Ratios:
Return on average assets (2)(3)	0.49%	0.71%	0.74%
Return on average stockholders’ equity (2)(3)	4.00	5.70	6.13
Stockholders’ equity to total assets	11.42	12.69	12.28
Net interest rate spread (4)	2.36	2.13	2.51
Net interest margin (5)	2.90	2.72	3.02
Operating expenses to average assets (2)	2.18	1.82	1.85
Efficiency ratio (2)(6)	73.16	63.99	61.71
Loans-to-deposits ratio (7)	100.60	100.50	97.70
Asset Quality Ratios (8):
Non-performing loans as a percent of total loans receivable (7)(9)	0.25	0.35	0.29
Non-performing assets as a percent of total assets (9)	0.26	0.28	0.22
Allowance for loan credit losses as a percent of total loans receivable (7)(10)	0.76	0.73	0.66
Allowance for loan credit losses as a percent of total non-performing loans (9)(10)	301.27	207.19	227.21
Wealth Management (dollars in thousands):
AUA/M (11)	$142,030	$147,956	$335,769
Nest Egg AUA/M	485,606	431,434	401,420
Per Share Data:
Cash dividends per common share	$0.80	$0.80	$0.80
Dividend payout ratio per common share	68.38%	48.48%	47.06%
Stockholders’ equity per common share at end of period	$28.97	$29.08	$27.96
Number of full-service customer facilities:	41	39	39

(1)With the exception of end of year ratios, all ratios are based on average daily balances.
(2)Performance ratios for 2025 included a net expense related to net gain on equity investments, restructuring charges, loss on redemption of preferred stock, credit risk transfer execution expense, FDIC special assessment release and merger related expenses of $15.9 million, or $12.9 million, net of tax benefit. Performance ratios for 2024 included a net benefit related to Spring Garden opening provision for credit losses, a net gain on equity investments, a net gain on sale of trust business, FDIC special assessment and merger related expenses of $3.2 million, or $2.5 million, net of tax expense. Performance ratios for 2023 included a net expense related to merger related expenses, net branch consolidation expense, FDIC special assessment, net loss on sale of investments and net gain on equity investments of $6.2 million, or $4.7 million, net of tax benefit.
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
(10)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, was $4.0 million, $6.0 million, and $7.5 million at December 31, 2025, 2024, and 2023, respectively.
(11)During 2024, the Company sold a portion of its trust business resulting in gain on sale of $2.6 million.

Summary
Highlights of the Company’s financial results for the year ended December 31, 2025 as compared to December 31, 2024 were as follows:
Total assets increased by $1.14 billion to $14.56 billion, from $13.42 billion, primarily due to increases in loans and securities. Total loans increased by $913.9 million to $11.03 billion, from $10.12 billion, primarily due to an increase of $797.1 million in the total commercial portfolio. Debt securities available-for-sale increased by $404.3 million to $1.23 billion, from $827.5 million, primarily due to new purchases. Debt securities held-to-maturity decreased by $164.3 million to $881.6 million, from $1.05 billion, primarily due to principal repayments.
Total liabilities increased by $1.18 billion to $12.90 billion, from $11.72 billion primarily related to an increase in deposits and FHLB advances. Deposits increased by $898.1 million to $10.96 billion, from $10.07 billion, primarily due to increases in time deposits of $387.9 million and interest bearing deposits of $353.9 million. FHLB advances increased by $324.6 million to $1.40 billion, from $1.07 billion as a result of lower-cost funding availability.
Net income available to common stockholders decreased to $67.1 million, or $1.17 per diluted share, as compared to $96.0 million, or $1.65 per diluted share. Net income available to common stockholders for the year ended December 31, 2025 included a net gain on equity investments of $916,000, restructuring charges of $11.5 million, merger related expenses of $4.3 million, credit risk transfer execution expense of $1.3 million, a $210,000 release of FDIC special assessment fees, and a net loss on redemption of preferred stock of $1.8 million. These items decreased net income in the current year by $14.8 million, net of tax. The above items decreased diluted earnings per share by $0.26.
Net income available to common stockholders for the year ended December 31, 2024 included an opening provision for credit losses related to the acquisition of Spring Garden of $1.4 million, net gain on equity investments of $4.2 million, net gain on sale of trust business of $2.6 million, merger related expenses of $1.8 million, and a special assessment charge of $418,000 related to the FDIC’s final rule to recover the loss on the DIF. These items increased net income in the prior year by $2.5 million, net of tax, and diluted earnings per share by $0.05.
The Company's common equity tier 1 capital ratio was 10.72% at December 31, 2025. Additionally, the Company remains well-capitalized with a stockholders’ equity to total assets ratio of 11.42% at December 31, 2025.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the years ended December 31, 2025, 2024, and 2023, interest income included net loan fees of $5.7 million, $3.3 million, and $2.9 million, respectively.
The following table sets forth certain information relating to the Company for each of the years ended December 31, 2025, 2024 and 2023. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Year Ended December 31,
	2025			2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$100,051	$4,176	4.17%	$175,611	$9,381	5.34%	$327,539	$17,084	5.22%
Securities (1)	2,063,446	81,384	3.94	2,084,451	87,549	4.20	1,905,413	69,025	3.62
Loans receivable, net (2)
Commercial	6,983,023	413,646	5.92	6,836,728	410,978	6.01	6,903,731	400,459	5.80
Residential real estate	3,126,076	129,193	4.13	2,998,732	117,747	3.93	2,911,246	105,796	3.63
Other consumer	220,942	14,055	6.36	243,360	16,518	6.79	255,359	15,610	6.11
Allowance for loan credit losses, net of deferred loan costs and fees	(64,796)	—	—	(59,289)	—	—	(53,477)	—	—
Loans receivable, net	10,265,245	556,894	5.43	10,019,531	545,243	5.44	10,016,859	521,865	5.21
Total interest-earning assets	12,428,742	642,454	5.17	12,279,593	642,173	5.23	12,249,811	607,974	4.96
Non-interest-earning assets	1,186,135			1,215,809			1,237,218
Total assets	$13,614,877			$13,495,402			$13,487,029
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,148,302	88,866	2.14%	$3,923,846	86,320	2.20%	$3,795,502	52,898	1.39%
Money market	1,434,355	41,077	2.86	1,214,690	41,948	3.45	794,387	18,656	2.35
Savings	1,021,341	6,631	0.65	1,169,424	11,422	0.98	1,364,333	9,227	0.68
Time deposits	2,118,145	79,606	3.76	2,325,638	102,443	4.40	2,440,829	91,237	3.74
Total	8,722,143	216,180	2.48	8,633,598	242,133	2.80	8,395,051	172,018	2.05
FHLB advances	996,798	44,997	4.51	742,575	35,686	4.81	944,219	46,000	4.87
Securities sold under agreements to repurchase with customers	62,420	1,711	2.74	73,399	1,893	2.58	75,140	931	1.24
Other borrowings	273,130	19,343	7.08	484,406	28,426	5.87	307,368	19,294	6.28
Total borrowings	1,332,348	66,051	4.96	1,300,380	66,005	5.08	1,326,727	66,225	4.99
Total interest-bearing liabilities	10,054,491	282,231	2.81	9,933,978	308,138	3.10	9,721,778	238,243	2.45
Non-interest-bearing deposits	1,678,768			1,630,719			1,869,735
Non-interest-bearing liabilities	202,101			245,680			262,883
Total liabilities	11,935,360			11,810,377			11,854,396
Stockholders’ equity	1,679,517			1,685,025			1,632,633
Total liabilities and equity	$13,614,877			$13,495,402			$13,487,029
Net interest income		$360,223			$334,035			$369,731
Net interest rate spread (3)			2.36%			2.13%			2.51%
Net interest margin (4)			2.90%			2.72%			3.02%
Total cost of deposits (including non-interest-bearing deposits)			2.08%			2.36%			1.68%
Ratio of interest-earning assets to interest-bearing liabilities	123.61%			123.61%			126.00%

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

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Compared to			Compared to
	Year Ended December 31, 2024			Year Ended December 31, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-earning deposits and short-term investments	$(3,451)	$(1,754)	$(5,205)	$(8,106)	$403	$(7,703)
Securities (1)	(875)	(5,290)	(6,165)	6,869	11,655	18,524
Loans receivable, net (2)
Commercial	8,718	(6,050)	2,668	(3,916)	14,435	10,519
Residential real estate	5,118	6,328	11,446	3,249	8,702	11,951
Other consumer	(1,465)	(998)	(2,463)	(758)	1,666	908
Loans receivable, net (2)	12,371	(720)	11,651	(1,425)	24,803	23,378
Total interest-earning assets	8,045	(7,764)	281	(2,662)	36,861	34,199
Interest-bearing liabilities:
Interest-bearing checking	4,849	(2,303)	2,546	1,846	31,576	33,422
Money market	6,920	(7,791)	(871)	12,329	10,963	23,292
Savings	(1,313)	(3,478)	(4,791)	(1,461)	3,656	2,195
Time deposits	(8,633)	(14,204)	(22,837)	(4,466)	15,672	11,206
Total	1,823	(27,776)	(25,953)	8,248	61,867	70,115
FHLB advances	11,588	(2,277)	9,311	(9,698)	(616)	(10,314)
Securities sold under agreements to repurchase with customers	(296)	114	(182)	(22)	984	962
Other borrowings	(14,138)	5,055	(9,083)	10,462	(1,330)	9,132
Total borrowings	(2,846)	2,892	46	742	(962)	(220)
Total interest-bearing liabilities	(1,023)	(24,884)	(25,907)	8,990	60,905	69,895
Net change in net interest income	$9,068	$17,120	$26,188	$(11,652)	$(24,044)	$(35,696)
(1)Amounts represent debt and equity securities, including FHLB and FRB stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
(2)Amount is net of deferred loan costs and fees, undisbursed loan funds, discounts and premiums and allowance for loan credit losses, and includes loans held-for-sale and non-performing loans.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024
Total assets increased by $1.14 billion to $14.56 billion, from $13.42 billion, primarily due to increases in loans and, to a lesser extent, securities. Total loans increased by $913.9 million to $11.03 billion, from $10.12 billion, primarily due to an increase of $797.1 million in the total commercial portfolio. The loan pipeline increased by $167.4 million to $474.1 million, from $306.7 million, primarily due to an increase in the commercial loan pipeline of $267.1 million. Debt securities available-for-sale increased by $404.3 million to $1.23 billion, from $827.5 million, primarily due to new purchases. Debt securities held-to-maturity decreased by $164.3 million to $881.6 million, from $1.05 billion, primarily due to principal repayments. Other assets decreased by $36.4 million to $149.3 million, from $185.7 million, primarily due to a decrease in market values associated with customer interest rate swap programs.
Total liabilities increased by $1.18 billion to $12.90 billion, from $11.72 billion primarily related to an increase in deposits and, to a lesser extent, FHLB advances. Deposits increased by $898.1 million to $10.96 billion, from $10.07 billion, primarily due to increases in time deposits of $387.9 million and interest bearing deposits of $353.9 million. Time deposits increased by $387.9 million to $2.47 billion, from $2.08 billion, representing 22.5% and 20.7% of total deposits, respectively. Time deposits included an increase in brokered time deposits of $535.1 million, partly offset by a decrease in retail time deposits of $149.0 million. The loans-to-deposit ratio was 100.6%, as compared to 100.5%. FHLB advances increased by $324.6 million to $1.40 billion, from $1.07 billion as a result of lower-cost funding availability. Other borrowings increased by $57.7 million to $255.2 million, from $197.5 million primarily due to the issuance of $185.0 million in subordinated notes in October 2025 at an initial rate of 6.375% and stated maturity of November 15, 2035. The proceeds were primarily used to redeem the Company’s subordinated notes due May 15, 2030, with principal amount of $125.0 million, in November 2025.
Other liabilities decreased by $89.1 million to $209.3 million, from $298.4 million, mostly due to a decrease in the market values of derivatives associated with customer interest rate swaps and related collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at December 31, 2025, including the Company’s common equity tier one capital ratio of 10.72%. For the year ended December 31, 2025, the ratio was primarily impacted by loan growth, increased lending commitments and share repurchases, partly offset by execution of the credit risk transfer entered into in December 2025.
Total stockholders’ equity decreased to $1.66 billion, as compared to $1.70 billion, primarily due to the redemption of preferred stock for $55.5 million and capital returns comprised of dividends and share repurchases, partially offset by net income. Additionally, accumulated other comprehensive loss decreased by $13.7 million primarily due to increases in the fair market value of available-for-sale debt securities, net of tax. Noncontrolling interest decreased by $1.1 million due to the disposition of the title business.
During the year ended December 31, 2025, the Company repurchased 1,433,537 shares totaling $24.9 million at a weighted average cost of $17.21, which includes repurchases of exercised options and awards from employees outside of the share repurchase program. On July 16, 2025, the Company announced its Board of Directors authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. As of December 31, 2025, the Company had 3,226,284 shares available for repurchase under the authorized repurchase programs.
The Company’s stockholders’ equity to assets ratio was 11.42%, as compared to 12.69% and book value per common share decreased to $28.97, as compared to $29.08.
Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024
General
Net income available to common stockholders decreased to $67.1 million, or $1.17 per diluted share, as compared to $96.0 million, or $1.65 per diluted share. Net income available to common stockholders for the year ended December 31, 2025 included a net gain on equity investments of $916,000, restructuring charges of $11.5 million, merger related expenses of $4.3 million, credit risk transfer execution expense of $1.3 million, a $210,000 FDIC special assessment release, and a net loss on redemption of preferred stock of $1.8 million. These items decreased net income in the current year by $14.8 million, net of tax. The above items decreased diluted earnings per share by $0.26. Net income for the year ended December 31, 2024 included the Spring Garden opening provision for credit losses of $1.4 million, net gain on equity investments of $4.2 million, a net gain on sale of a portion of its trust business of $2.6 million, a FDIC special assessment fees of $418,000 and merger related expenses of $1.8 million. These items increased net income for the prior year by $2.5 million, net of tax.

Interest Income
Interest income remained relatively stable at $642.5 million, from $642.2 million. The yield on average interest-earning assets decreased to 5.17%, from 5.23%, while the average balance of interest-earning assets increased by $149.1 million. This was primarily driven by an increase in commercial and residential loans.
Interest Expense
Interest expense decreased to $282.2 million, from $308.1 million, and the cost of average interest-bearing liabilities decreased to 2.81%, from 3.10%. This was primarily due to lower total cost of deposits, which decreased to 2.08%, from 2.36%. Average interest-bearing liabilities increased by $120.5 million, primarily due to an increase in total deposits.
Net Interest Income and Margin
Net interest income increased to $360.2 million, from $334.0 million. Net interest margin increased to 2.90%, from 2.72%, primarily due to the decrease in cost of funds outpacing the decrease in yield on average interest-earning assets.
Provision for Credit Losses
Provision for credit losses was $16.2 million, as compared to $7.7 million. The prior year included a $1.4 million initial provision for credit losses related to the acquisition of Spring Garden. The current year provision was primarily driven by net loan growth, an increase in unfunded loan balances and commitments, and elevated macroeconomic uncertainty, partly offset by overall improvements in criticized and classified loans.
Net loan charge-offs were $5.4 million for the current year, as compared to $1.6 million in the prior year. The current year included charge-offs of $2.5 million for four commercial relationships related to the Spring Garden acquisition, and charge-offs of $1.5 million related to sales of non-performing residential and consumer loans during the year. The prior year includes the impact of a $1.6 million charge-off related to a single commercial real estate relationship that was sold in the prior year.
Non-interest Income
Other income decreased to $44.7 million, as compared to $50.2 million. Other income for the year ended December 31, 2025 was favorably impacted by net gains on equity investments of $916,000. The prior year was favorably impacted by net gains on equity investments of $4.2 million and a net gain on sale of a portion of its trust business of $2.6 million. The remaining increase of $423,000 was primarily driven by increases in commercial loan swap income of $2.8 million due to new swaps, net gain on sale of loans of $1.3 million, and non-recurring other income of $1.9 million in the current year. These were partly offset by decreases in fees and service charges of $3.9 million related to lower title fees and a decrease of $855,000 related to a non-recurring gain on sale of assets in the prior year.
Non-interest Expense
Operating expenses increased to $296.2 million, as compared to $245.9 million. Operating expenses for the year ended December 31, 2025 were adversely impacted by $11.5 million of restructuring expenses, $4.3 million of merger related expenses, and $1.3 million of credit risk transfer execution expense, partly offset by a $210,000 release of FDIC special assessment fees. The prior year was adversely impacted by $1.8 million of merger related expenses and $418,000 of FDIC special assessment fees. The remaining increase of $35.7 million, was primary driven by an increase in compensation and benefits expense of $21.0 million related to acquisitions at the end of the prior year and the addition of commercial banking teams during the current year. Additional drivers were increases in professional fees of $4.3 million, partly related to Premier Banking recruitment fees, data processing expense of $3.4 million, other operating expenses of $3.3 million, primarily related to loan servicing expenses, occupancy expense of $2.1 million, partly due to additional space for commercial banking teams, and federal deposit insurance and regulatory assessments of $1.3 million.
Income Tax Expense
The provision for income taxes was $21.5 million, as compared to $30.3 million. The effective tax rate was 23.2% for both years. The current year’s effective tax rate was adversely impacted by non-deductible merger expenses. The prior year’s effective tax rate was adversely impacted by a non-recurring write-off of a deferred tax asset of $1.2 million net of other state effects and credits.

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023
Refer to the Company’s 2024 Form 10-K on pages 50-51.

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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of December 31, 2025, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of December 31, 2025, total on-balance sheet liquidity and funding capacity was $3.8 billion.
The Bank has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of government deposits are protected by FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At December 31, 2025, the Bank reported $6.46 billion of estimated uninsured deposits in its Call Report. This total included $2.71 billion of collateralized government deposits and $1.90 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.85 billion, or 16.8% of total deposits. On balance-sheet liquidity and funding capacity represented 206% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt and common stock. For the year ended December 31, 2025, the Parent Company received dividend payments of $62.4 million from the Bank. At December 31, 2025, the Parent Company held $87.9 million in cash and cash equivalents.
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
As of December 31, 2025, the Company pledged $7.92 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a letter of credit to collateralize certain municipal deposits. The Company also pledged $1.45 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $1.40 billion of FHLB advances, including $929.2 million of outstanding FHLB term advances and $468.0 million of overnight borrowings as of December 31, 2025, as compared to $1.07 billion of FHLB term advances and no outstanding overnight borrowings from the FHLB at December 31, 2024.
The Company issued $185.0 million of subordinated notes in October 2025 at an initial rate of 6.375% and stated maturity of November 15, 2035. The proceeds were primarily used to redeem the Company’s subordinated notes due May 15, 2030, with principal amount of $125.0 million, in November 2025.
The Company’s cash needs for the year ended December 31, 2025 were primarily satisfied by increased deposits, net proceeds from FHLB advances, and principal repayments of securities, and primarily utilized to fund loan growth and to purchase debt securities. The Company’s cash needs for the year ended December 31, 2024 were primarily satisfied by FHLB advances and principal and interest payments on loans and securities and primarily utilized for the reduction of deposits.

Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance-sheet commitments, primarily relating to the origination and funding of loans. At December 31, 2025, outstanding commitments to originate loans totaled $474.1 million and outstanding undrawn lines of credit totaled $1.88 billion, of which $1.60 billion were commitments to commercial and commercial construction borrowers and $278.8 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments. These commitments are further discussed in Note 13 Commitments, Contingencies and Concentrations of Credit Risk, to the Consolidated Financial Statements.
At December 31, 2025, the Company also had various contractual obligations, which included debt obligations of $1.71 billion, including finance lease obligations of $1.1 million and an additional $19.0 million in operating lease obligations included in other liabilities, and purchase obligations of $70.1 million Refer to Note 9 Borrowed Funds and Note 17 Leases to the Consolidated Financial Statements for further discussion of debt obligations and lease obligations, respectively. Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing servicing agreements. Actual amounts expended vary based on transaction volumes, number of users, and other factors. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.43 billion at December 31, 2025. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of its common stock may be purchased in the open market and through other privately negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the year ended December 31, 2025, the Company repurchased 1,433,537 shares of its common stock totaling $24.9 million. Of these repurchased shares for the year ended December 31, 2025, 108,621 shares were repurchased outside of the Company’s stock repurchase program. The Company repurchased these shares from employees that elected to sell shares to cover their withholding tax obligations on vested stock awards and options. On July 16, 2025, the Company announced its Board authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. At December 31, 2025, there were 3,226,284 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the year ended December 31, 2025 were $46.2 million, as compared to $46.9 million for the prior year. Cash dividends on preferred stock declared and paid during the years ended December 31, 2025 were $2.0 million, as compared to $4.0 million for the prior year. On May 15, 2025, the Company redeemed all 57,370 shares of its 7.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A. The aggregate payment of $57.4 million, at a redemption price of $25.00 per share, resulted in a net loss on redemption of $1.8 million.
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
Management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both available-for-sale and held-to-maturity. As of December 31, 2025, the Bank and Company continued to maintain adequate capital under all stress scenarios. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
In December 2025, the Company executed a credit risk transfer consisting of a credit default swap related to a $1.52 billion pool of on-balance sheet residential mortgage loans, as the buyer of credit protection, to manage regulatory capital levels and reduce credit risk. This transaction reduced the risk-weighted assets for this pool of loans for regulatory capital purposes.
The Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action Regulations. See Regulation and Supervision—Bank Regulation – Capital Requirements.
At December 31, 2025 and 2024, the Company maintained stockholders’ equity to total assets ratio of 11.42% and 12.69%, respectively.
Critical Accounting Policies and Estimates
Note 1 Summary of Significant Accounting Policies to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2025 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the Consolidated Statements of Financial Condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board.
Allowance for credit losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2025.
Goodwill in accordance with ASC 350, Intangibles - Goodwill and Other, was a critical accounting estimate in the preparation of the consolidated financial statements as of and for the period ended December 31, 2025.
Allowance for Credit Losses
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
Although management believes that it uses the best information available to establish the ACL in conformity with GAAP, future adjustments to the ACL may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. For example, at December 31, 2025, if the Company had elected a scenario using one level more favorable credit trends in the qualitative input in its commercial portfolio, the ACL measurement would have been approximately $2.7 million lower. Alternatively, if the Company had elected a more adverse scenario for its macro-economic forecasts, the ACL measurement would have been approximately $11.5 million higher. These sensitivity scenarios do not represent a change in the Company’s expectations of credit performance or the economic environment but provide hypothetical results to assess the sensitivity of the ACL to changes in key inputs.
Given the level of uncertainty and the material impact on the ACL measurement, all assumptions are reviewed and updated as necessary at each estimation date. Other than discussed above, there were no changes in the estimation methodology for these assumptions in 2025.
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

The Company completed its annual goodwill impairment test as of August 31, 2025. For the annual test, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty. To perform the quantitative assessment, the Company engaged a third-party service provider to assist management with the determination of the fair value of the Company. The Company estimated the fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium.
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
The DCF analysis was utilized to estimate the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included forward interest rates, fee generation and expense incurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.

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

Management continued to carefully assess and evaluate all available information for potential triggering events after the August 31 annual testing date and through December 31, 2025. Management concluded no triggering events were identified subsequent to the August 31, 2025 annual test date.
Impact of New Accounting Pronouncements
For further information regarding accounting pronouncements, refer to Note 1. Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.
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
Management of IRR
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
The principal objectives of the IRR management function are to: evaluate the IRR inherent in the Company’s business; determine the level of risk appropriate given the Company’s business focus, operating and interest rate environment, capital and liquidity requirements, and performance objectives; and manage the risk consistent with Board approved guidelines. The Company maintains an ALCO consisting of members of management, responsible for reviewing asset liability policies and the IRR position. ALCO meets regularly and reports the Company’s IRR position and trends to the Board on a regular basis.
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
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s EVE and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant.
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 15, Fair Value Measurements to the consolidated financial statements. However, for non-maturity deposits, the fair value differs for EVE as it also considers the likelihood of deposit withdrawals and the current weighted average deposit rate relative to market rates. The Company’s weighted average age of non-maturity deposit accounts was approximately 15.5 years, and the weighted average cost was 1.52%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. At both December 31, 2025 and 2024, the Company was in compliance with Board guidelines for each scenario. The following table sets forth sensitivity for a specific range of interest rate scenarios as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(6.6)%	(2.5)%	(6.2)%	(0.8)%
200	(4.0)	(1.4)	(3.6)	0.1
100	(1.7)	(0.6)	(1.5)	0.4
Static	—	—	—	—
(100)	1.4	1.2	1.5	(0.5)
(200)	0.5	2.2	1.8	(1.3)
(300)	(4.3)	3.0	(0.6)	(2.6)
The net interest income sensitivity results at December 31, 2025 was modestly liability sensitive as compared to the prior year. The change in sensitivity from prior year was impacted by an increase in fixed rate loans, an increase in short-term time deposits and overnight borrowings and non-maturity deposit growth with higher betas, partially offset by an increase in floating rate loans and securities.
Overall, the measure of EVE at risk slightly increased in all rate scenarios from December 31, 2024 to December 31, 2025. This increase was the result of an increase in fixed rate loans, short-term time deposits and overnight borrowings and higher beta non-maturity deposits, offset by an increase in floating rate loans and securities.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OceanFirst Financial Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company performs an annual goodwill impairment test over the Company’s single reporting unit, as of August 31st or whenever certain triggering events occur or if changes in circumstances indicate potential impairment. An impairment charge is recognized when and to the extent the Company’s carrying amount is determined to exceed its fair value. The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount as of the measurement date, which resulted in no impairment. The Company did not identify any triggering events between the annual assessment date and December 31, 2025.
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
February 27, 2026

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of OceanFirst Financial Corp.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of OceanFirst Financial Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Philadelphia, PA
February 27, 2026

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$135,130	$123,615
Debt securities available-for-sale, at estimated fair value (encumbered $897,491 at December 31, 2025 and $470,844 at December 31, 2024)	1,231,827	827,500
Debt securities held-to-maturity, net of allowance for securities credit losses of $811 at December 31, 2025 and $967 at December 31, 2024 (estimated fair value of $825,790 at December 31, 2025 and $952,917 at December 31, 2024) (encumbered $543,425 at December 31, 2025 and $599,200 at December 31, 2024)	881,568	1,045,875
Equity investments (encumbered $4,975 at December 31, 2025 and $0 at December 31, 2024)	91,882	84,104
Restricted equity investments, at cost	129,329	108,634
Loans receivable, net of allowance for loan credit losses of $83,726 at December 31, 2025 and $73,607 at December 31, 2024	10,970,666	10,055,429
Loans held-for-sale	5,768	21,211
Interest and dividends receivable	49,010	45,914
Other real estate owned	10,266	1,811
Premises and equipment, net	112,743	115,256
Bank owned life insurance	270,301	270,208
Goodwill	517,481	523,308
Intangibles	9,046	12,680
Other assets	149,300	185,702
Total assets	$14,564,317	$13,421,247
Liabilities and Stockholders’ Equity
Deposits	$10,964,405	$10,066,342
FHLB advances	1,397,179	1,072,611
Securities sold under agreements to repurchase with customers	54,434	60,567
Other borrowings	255,233	197,546
Advances by borrowers for taxes and insurance	21,245	23,031
Other liabilities	209,271	298,393
Total liabilities	12,901,767	11,718,490
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, 0 and 57,370 shares issued at December 31, 2025 and December 31, 2024, respectively.	—	1
Common stock, $0.01 par value, 150,000,000 shares authorized, 62,942,427 and 62,673,192 shares issued at December 31, 2025 and December 31, 2024, respectively; and 57,390,569 and 58,554,871 shares outstanding at December 31, 2025 and December 31, 2024, respectively	625	613
Additional paid-in capital	1,118,331	1,168,321
Retained earnings	662,616	641,727
Accumulated other comprehensive loss	(2,159)	(15,853)
Less: Unallocated common stock held by ESOP	(1,301)	(2,542)
Treasury stock, 5,551,858 and 4,118,321 shares at December 31, 2025 and December 31, 2024, respectively	(115,562)	(90,617)
OceanFirst Financial Corp. stockholders’ equity	1,662,550	1,701,650
Non-controlling interest	—	1,107
Total stockholders’ equity	1,662,550	1,702,757
Total liabilities and stockholders’ equity	$14,564,317	$13,421,247
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Interest income:
Loans	$556,894	$545,243	$521,865
Debt securities	72,057	77,749	59,273
Equity investments and other	13,503	19,181	26,836
Total interest income	642,454	642,173	607,974
Interest expense:
Deposits	216,180	242,133	172,018
Borrowed funds	66,051	66,005	66,225
Total interest expense	282,231	308,138	238,243
Net interest income	360,223	334,035	369,731
Provision for credit losses	16,171	7,689	17,678
Net interest income after provision for credit losses	344,052	326,346	352,053
Other income (loss):
Bankcard services revenue	6,534	6,197	5,912
Trust and asset management revenue	1,514	1,745	2,529
Fees and service charges	17,865	21,791	21,254
Net gain on sales of loans	3,686	2,358	428
Net gain (loss) on equity investments	916	4,225	(3,732)
Net loss from other real estate operations	(285)	(20)	—
Income from bank owned life insurance	7,753	7,905	5,280
Commercial loan swap income	3,649	879	741
Other	3,069	5,107	1,212
Total other income	44,701	50,187	33,624
Operating expenses:
Compensation and employee benefits	159,353	138,341	135,802
Occupancy	22,874	20,811	21,188
Equipment	3,597	4,250	4,650
Marketing	5,653	5,165	4,238
Federal deposit insurance and regulatory assessments	11,599	10,955	11,157
Data processing	27,723	24,280	24,835
Check card processing	4,582	4,412	4,640
Professional fees	15,090	9,483	18,297
Amortization of intangibles	3,634	3,333	3,984
Branch consolidation expense, net	—	—	70
Merger related expenses	4,253	1,779	22
Restructuring charges	11,526	—	—
Other operating expense	26,353	23,068	20,029
Total operating expenses	296,237	245,877	248,912
Income before provision for income taxes	92,516	130,656	136,765
Provision for income taxes	21,489	30,266	32,700
Net income	71,027	100,390	104,065
Net income attributable to non-controlling interest	49	325	36
Net income attributable to OceanFirst Financial Corp.	70,978	100,065	104,029
Dividends on preferred shares	2,008	4,016	4,016
Loss on redemption of preferred stock	1,842	—	—
Net income available to common stockholders	$67,128	$96,049	$100,013
Basic earnings per share	$1.17	$1.65	$1.70
Diluted earnings per share	$1.17	$1.65	$1.70
Average basic shares outstanding	57,419	58,296	58,948
Average diluted shares outstanding	57,425	58,297	58,957
See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$71,027	$100,390	$104,065
Other comprehensive income:
Unrealized gain on debt securities (net of tax expense of $4,235, $1,561 and $4,560 in 2025, 2024 and 2023, respectively)	13,293	4,698	14,312
Accretion of unrealized loss on debt securities reclassified to held-to-maturity (net of tax expense of $200, $169 and $213 in 2025, 2024, and 2023, respectively)	288	244	290
Unrealized loss on cash flow derivative hedges (net of tax benefit of $34, $304 and $257 in 2025, 2024 and 2023, respectively)	(108)	(956)	(808)
Reclassification adjustment for loss included in net income (net of tax expense of $70, $326 and $423 in 2025, 2024 and 2023, respectively)	221	1,023	1,326
Total other comprehensive income, net of tax	13,694	5,009	15,120
Total comprehensive income	84,721	105,399	119,185
Less: comprehensive income attributable to non-controlling interest	49	325	36
Total comprehensive income attributable to OceanFirst Financial Corp.	84,672	105,074	119,149
Less: dividends on preferred shares	2,008	4,016	4,016
Less: loss on redemption of preferred stock	1,842	—	—
Total comprehensive income available to common stockholders	$80,822	$101,058	$115,133

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
For the Years Ended December 31, 2025, 2024 and 2023

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2022	$1	$612	$1,154,821	$540,507	$(35,982)	$(6,191)	$(69,106)	$802	$1,585,464
Net income	—	—	—	104,029	—	—	—	36	104,065
Other comprehensive income, net of tax	—	—	—	—	15,120	—	—	—	15,120
Stock compensation	—	—	5,854	—	—	—	—	—	5,854
Allocation of ESOP stock	—	—	(341)	—	—	2,411	—	—	2,070
Cash dividend – $0.80 per share	—	—	—	(47,258)	—	—	—	—	(47,258)
Exercise of stock options	—	1	1,421	(720)	—	—	—	—	702
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(55)	(55)
Balance at December 31, 2023	1	613	1,161,755	592,542	(20,862)	(3,780)	(69,106)	782	1,661,945
Net income	—	—	—	100,065	—	—	—	325	100,390
Other comprehensive income, net of tax	—	—	—	—	5,009	—	—	—	5,009
Stock compensation	—	—	6,084	—	—	—	—	—	6,084
Allocation of ESOP stock	—	—	(124)	—	—	1,238	—	—	1,114
Cash dividend – $0.80 per share	—	—	—	(46,864)	—	—	—	—	(46,864)
Exercise of stock options	—	—	571	—	—	—	—	—	571
Repurchase 1,383,238 shares of common stock	—	—	35	—	—	—	(21,511)	—	(21,476)
Preferred stock dividend	—	—	—	(4,016)	—	—	—	—	(4,016)
Balance at December 31, 2024	1	613	1,168,321	641,727	(15,853)	(2,542)	(90,617)	1,107	1,702,757
Net income	—	—	—	70,978	—	—	—	49	71,027
Other comprehensive income, net of tax	—	—	—	—	13,694	—	—	—	13,694
Stock compensation	—	12	4,857	—	—	—	—	—	4,869
Allocation of ESOP stock	—	—	(74)	—	—	1,241	—	—	1,167
Cash dividend – $0.80 per share	—	—	—	(46,239)	—	—	—	—	(46,239)
Exercise of stock options	—	—	717	—	—	—	—	—	717
Repurchase 1,433,537 shares of common stock	—	—	37	—	—	—	(24,945)	—	(24,908)
Preferred stock dividend	—	—	—	(2,008)	—	—	—	—	(2,008)
Redemption of preferred stock	(1)	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Deconsolidation of Trident	—	—	—	—	—	—	—	(841)	(841)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(315)	(315)
Balance at December 31, 2025	$—	$625	$1,118,331	$662,616	$(2,159)	$(1,301)	$(115,562)	$—	$1,662,550

See accompanying Notes to Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$71,027	$100,390	$104,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	10,300	10,903	12,327
Allocation of ESOP stock	1,167	1,114	2,070
Stock compensation	4,869	6,084	5,854
Net excess tax expense on stock compensation	195	365	243
Amortization of intangibles	3,634	3,333	3,984
Net accretion of purchase accounting adjustments	(1,455)	(2,865)	(5,848)
Amortization of servicing asset	480	308	90
Net (discount) premium amortization in excess of discount accretion on securities	(3,539)	870	3,133
Net amortization of deferred costs on borrowings	338	626	598
Net amortization of deferred fees/costs and premiums/discounts on loans	(9,429)	(3,055)	(1,094)
Provision for credit losses	16,171	7,689	17,678
Net write-down of fixed assets held-for-sale to net realizable value	—	—	459
Net loss (gain) on sale of fixed assets	2	(131)	(26)
Net (gain) loss on equity investments	(916)	(4,225)	3,732
Net gain on sales of loans	(3,686)	(2,358)	(428)
Net loss on sale of available-for-sale securities	34	106	697
Proceeds from sales of residential loans held for sale	504,329	270,171	58,495
Residential loans originated for sale	(485,200)	(283,858)	(62,543)
Write down of other real estate owned	198	—	—
Increase in value of bank owned life insurance	(7,246)	(6,566)	(5,280)
Net (gain) loss on sale of assets held for sale	—	(855)	233
(Increase) decrease in interest and dividends receivable	(3,096)	5,960	(7,170)
Deferred tax provision (benefit)	3,009	(337)	3,151
Net loss on disposal of controlling interest in Trident	4,338	—	—
Decrease (increase) in other assets	29,319	(3,364)	34,504
Decrease in other liabilities	(47,632)	(8,062)	(44,663)
Total adjustments	16,184	(8,147)	20,196
Net cash provided by operating activities	87,211	92,243	124,261
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(913,989)	199,094	(243,545)
Purchases of loan pools	(26,859)	(84,464)	(35,904)
Discounts received (premiums paid) on purchased loan pools	2,562	8,397	(1,210)
Proceeds from sale of loans	8,640	—	—
Purchase of debt securities available-for-sale	(809,714)	(256,784)	(302,909)
Purchase of debt securities held-to-maturity	—	(6,971)	(65,567)
Purchase of equity investments	(7,647)	(3,082)	(7,661)
Proceeds from maturities and calls of debt securities available-for-sale	9,914	19,537	22,376
Proceeds from maturities and calls of debt securities held-to-maturity	52,715	22,217	19,425
Proceeds from sales of debt securities available-for-sale	141,638	7,121	1,300
Proceeds from sales of equity investments	365	22,782	4,822
Principal repayments on debt securities available-for-sale	269,737	162,329	926
Principal repayments on debt securities held-to-maturity	114,613	100,472	108,037
Proceeds from bank owned life insurance	7,153	2,856	385

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from investing activities (continued):
Proceeds from the redemption of restricted equity investments	336,020	81,199	128,964
Purchases of restricted equity investments	(356,715)	(96,067)	(113,447)
Proceeds from sales of other real estate owned	912	—	—
Proceeds from sales of assets held-for-sale	—	883	3,719
Purchases of premises and equipment	(7,700)	(7,567)	(7,708)
Proceeds from disposal of premises and equipment	—	3,380	—
Proceeds from disposal of controlling interest in Trident	2,750	—	—
Net cash consideration paid for acquisition	—	(68,932)	—
Net cash (used in) provided by investing activities	(1,175,605)	106,400	(487,997)
Cash flows from financing activities:
Net increase (decrease) in deposits	857,974	(366,502)	760,023
(Decrease) increase in short-term borrowings	(6,204)	(12,667)	3,950
Net proceeds (repayment) from FHLB advances	324,568	223,975	(362,530)
Net proceeds from issuance of subordinated notes	181,882	—	—
Repayments of other borrowings	(125,000)	—	—
(Decrease) increase in advances by borrowers for taxes and insurance	(1,786)	624	1,002
Exercise of stock options	717	571	702
Payment of employee taxes withheld from stock awards	(1,402)	(2,391)	(2,350)
Purchase of treasury stock	(24,908)	(21,476)	—
Dividends paid	(48,247)	(50,880)	(51,274)
Redemption of preferred stock	(57,370)	—	—
Distributions to non-controlling interest	(315)	—	(55)
Net cash provided by (used) in financing activities	1,099,909	(228,746)	349,468
Net increase (decrease) in cash and due from banks and restricted cash	11,515	(30,103)	(14,268)
Cash and due from banks and restricted cash at beginning of year	123,615	153,718	167,986
Cash and due from banks and restricted cash at end of year	$135,130	$123,615	$153,718
Supplemental disclosure of cash flow information:
Cash and due from banks at beginning of year	$123,615	$153,718	$167,946
Restricted cash at beginning of year	—	—	40
Cash and due from banks and restricted cash at beginning of year	$123,615	$153,718	$167,986
Cash and due from banks at end of year	$135,130	$123,615	$153,718
Restricted cash at end of year	—	—	—
Cash and due from banks and restricted cash at end of year	$135,130	$123,615	$153,718
Cash paid during the year for:
Interest	$279,171	$320,264	$225,405
Income taxes	20,689	33,786	29,331
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	487	413	503
Net loan charge-offs	5,445	1,555	8,382
Transfer of premises and equipment to assets held-for-sale	—	—	1,302
Transfer of securities from held-to-maturity to available-for-sale	—	500	—
Transfer of loans receivable to other real estate owned	9,565	—	—
Transfer of loans receivable to loans held-for-sale	8,640	—	—
Settlement of preexisting loan receivable from Spring Garden	—	96,979	—

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information (continued):
Acquisition:
Non-cash assets acquired:
Loans	$—	$140,062	$—
Premises and equipment	—	157	—
Other real estate owned	—	1,666	—
Other assets	—	1,122	—
Goodwill and other intangible assets, net	—	23,662	—
Total non-cash assets acquired	$—	$166,669	$—
Liabilities assumed:
Other liabilities	—	4,033	—
Total lease and other liabilities	$—	$4,033	$—
Total liabilities assumed	$—	$4,033	$—
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of: OceanFirst Financial Corp. (the “Company”); its wholly-owned subsidiaries, OceanFirst Bank N.A. (the “Bank”) and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; and Spring Garden (and its subsidiaries). All significant intercompany accounts and transactions have been eliminated in consolidation.
In 2025, the Company adjusted the presentation of loans secured by owner-occupied commercial real estate to commercial and industrial - real estate to reflect the variation in the management and underlying risk profile of such loans as compared with non-owner-occupied (“investor”) commercial real estate loans. Similarly, the Company also adjusted the presentation of commercial and industrial loans that were not secured by real estate to commercial and industrial - non-real estate. Collectively, these two loan portfolios are referred to as “Commercial and industrial” loans. Prior year amounts have been conformed to this change in presentation.
Business
The Bank provides a range of regional community banking services to retail and commercial customers through a network of branches and offices throughout New Jersey and in the major metropolitan areas from Massachusetts through Virginia. The Bank is subject to competition from other financial institutions and certain technology companies. It is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory authorities.
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of the accompanying consolidated financial statements, in conformity with these accounting principles, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and goodwill. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current and forecasted economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes, including in the economic environment, will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash items in the process of collection, and interest-bearing deposits in other financial institutions. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Securities
Securities include debt securities HTM and debt securities AFS. Debt securities include U.S. government and agency obligations, state and municipal debt obligations, corporate debt securities, asset-backed securities, and MBS. MBS includes: agency residential and commercial MBS which are issued and guaranteed by one of the FHLMC, the FNMA, the GNMA, or the SBA; and non-agency commercial MBS.
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
Securities also include equity investments. Equity investments with readily determinable fair value are reported at fair value, with changes in fair value reported in net income. Equity investments without readily determinable fair values are carried at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (measurement alternative). Certain equity investments without readily determinable fair values are measured at NAV per share as a practical expedient.

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
ACL
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
The Company measures the ACL of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial real estate - investor (including commercial real estate - construction and land), commercial and industrial - real estate, commercial and industrial - non-real estate, residential real estate, consumer (including student loans) and HTM debt securities. The Company further segments the commercial loan portfolios by risk rating and the residential and consumer loan portfolios by delinquency. The HTM portfolio is segmented by rating category.
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
Modification to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02 on January 1, 2023, which eliminated recognition and measurement for TDR by creditors. The Company considers a loan to be a modification to borrowers experiencing financial difficulty if (1) the borrower is experiencing financial difficulty; and (2) the Company, for economic or legal reasons related to a borrower’s financial condition or difficulties, modifies the loan in the form of a reduction in interest rate, an extension in term, principal forgiveness, other than insignificant payment delay, or a combination thereof.
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
OREO
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

Premises and Equipment
Land is carried at cost and premises and equipment, including land improvements and leasehold improvements, are stated at cost less accumulated depreciation and amortization or, in the case of acquired premises, the estimated fair value on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or leases. Generally, depreciable lives are as follows: computer software and equipment: 3 years; furniture, fixtures and other electronic equipment: 5 years; building improvements: 10 years; leasehold improvements: the shorter of 10 years or lease term; buildings: 30 years; ITM: 7 years; automobiles: 3 years; solar power system: 25 years; and land improvements: the shorter of 15 years or term of lease (if applicable). Depreciable assets are placed in service when they are in a condition for use and available for their designated function. The Company has not developed any internal use software. Repair and maintenance items are expensed and improvements are capitalized. Gains and losses on dispositions are reflected in other operating expense and other income.
Leases
The Company recognizes long-term lease agreements on the Consolidated Statements of Financial Condition as a ROU asset and a corresponding lease liability. The ROU asset and lease liability are calculated as the present value of the minimum lease payments over the lease term, discounted for the rate implicit in the lease, provided the rate is readily determinable; otherwise the Company generally utilizes its incremental borrowing rate, at lease inception, over a similar term.
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
BOLI
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
Intangible Assets
Intangible assets resulting from acquisitions, under the acquisition method of accounting, consists of goodwill, customer relationship intangible, and core deposit intangibles. Customer relationship intangible asset represents the value associated with the business relationships which was acquired through the Spring Garden acquisition. The core deposit intangible asset represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources. Both intangibles are recognized over is its estimated useful life and are included within amortization of intangibles within non-interest expense.

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

The Company completed its annual goodwill impairment test as of August 31, 2025. For the annual test, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test based on the stock price of the Company on the measurement date and economic uncertainty. To perform the quantitative assessment, the Company engaged a third-party provider to assist management with the determination of the fair value of the Company. The Company estimated the fair value of equity using the market capitalization method of the market approach, consideration of initiatives unknown by the market and evaluation of any implied control premium.
The market capitalization method calculated the aggregate market value of the Company based on the total number of outstanding shares of common stock and the market prices of the shares as of the assessment date. The Company evaluated conditions that were unknown by the market as of the assessment date and how a market participant would evaluate an implied control premium for the Company. The implied control premium was supported using a discounted cash flow analysis that contemplated the present value of assumed market participant cost savings and synergies.
The DCF analysis was utilized to estimate the present value of future cash flows. A DCF analysis requires significant judgment to model financial forecasts, which included forward interest rates, fee generation and expense occurrence, industry and economic trends, and other relevant considerations. For periods beyond those forecasted, a terminal value was estimated based on an assumed long-term growth rate, which was derived using the Gordon Growth Model. The discount rate applied to the forecasted cash flows was calculated using a build-up approach, which starts with the risk-free interest rate, which was then calibrated for market and company specific risk premiums, including a beta, equity risk, size, and company-specific risk premiums to reflect risks and uncertainties in the financial market and in the Company’s business projections.
The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, which resulted in no impairment loss at August 31, 2025. The Company did not identify any triggering events between the annual assessment date and December 31, 2025.
Segment Reporting
The Company’s operations are solely in the financial services industry and provides a range of regional community banking services to retail and commercial customers. The Company operates throughout New Jersey and in the major metropolitan areas from Massachusetts through Virginia.
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the CODM. The Company’s CODM is the Chairman and Chief Executive Officer. The CODM makes operating decisions and manages the activities of the business on a consolidated basis. Therefore, management concluded the Company has a single operating segment, and therefore one reportable segment.
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
Derivative Instruments
The Company accounts for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, which requires the Company to record all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of a derivative depends on whether or not the derivative has been designated and qualifies for hedge accounting. For derivatives not designated as hedging instruments, changes in the fair value are recognized directly in earnings. For derivatives designated as hedging instruments, the accounting treatment is dependent upon the type of hedge. The Company has designated certain interest rate swap contracts as cash flow and fair value hedges.

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

Fair value hedges are used to mitigate the variability in the market value of certain AFS securities caused by interest rate fluctuations. The change in fair value of the derivative instrument is offset by the change in fair value of AFS securities due to changes in interest rates and is recognized in current earnings during the period in which the change in fair values occur, specifically within the same line item as the hedged item.

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
Impact of New Accounting Pronouncements
Accounting Pronouncements Adopted in 2025
In August 2023, the FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement”. The amendments in this ASU require that a joint venture, upon formation, apply a new basis of accounting and initially measure assets and liabilities at fair value, with exceptions to fair value measurement that are consistent with the business combinations guidance. This update will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
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
In November 2025, FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326)”. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach to include loans acquired without credit deterioration. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company early adopted this standard as of December 31, 2025. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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
In November 2024, FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2025, and for interim periods beginning after December 15, 2026. Early adoption is permitted. Currently, this ASU does not have an impact on the Company’s consolidated financial statements.
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
In September 2025, FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”. The amendments in this ASU remove all references to prescriptive and sequential software development stages and provides disclosure requirements for related capitalized costs. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Currently this ASU does not have an impact on the Company’s consolidated financial statements.
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
In November 2025, FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”. The amendments in this ASU include new guidance on assessing similar risks for cash flow hedges, hedging interest payments on "choose-your-rate" debt, accounting for cash flow hedges of nonfinancial forecasted transactions, using net written options as hedging instruments, and the accounting for foreign currency-denominated debt in "dual hedges". This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted. Currently this ASU does not have an impact on the consolidated financial statements.
Note 2. Regulatory Matters
The Company is subject to regulation by the Board of Governors of the FRB and the Bank is primarily subject to regulation and supervision by the OCC and the CFPB, as well as the FDIC as deposit insurer. The Company and the Bank are required by applicable regulations to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2025, the Company and the Bank were required to maintain a minimum ratio of Tier 1 capital to total average assets of 4.0%; a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0%; a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%; and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 10.5%. These ratios include the impact of the required 2.50% capital conservation buffer.
Under the regulatory framework for prompt corrective action, federal regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banking institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of 5.0%; a common equity Tier 1 risk-based ratio of at least 6.5%; a Tier 1 risk-based ratio of at least 8.0%; and a total risk-based capital ratio of at least 10.0%. At December 31, 2025 and 2024, the Company and the Bank exceeded all regulatory capital requirements currently applicable.
The following is a summary of the Company’s and Bank’s regulatory capital amounts and ratios as of December 31, 2025 and 2024 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution then in effect (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under Prompt Corrective Action
As of December 31, 2025	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,193,942	8.65%	$551,966	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,119,172	10.72	730,982	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,193,942	11.43	887,621	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,467,329	14.05	1,096,473	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,194,054	8.71%	$548,260	4.00%		$685,326	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,194,054	11.54	724,359	7.00	(1)	672,619	6.50
Tier 1 capital (to risk-weighted assets)	1,194,054	11.54	879,578	8.50	(1)	827,839	8.00
Total capital (to risk-weighted assets)	1,282,441	12.39	1,086,538	10.50	(1)	1,034,798	10.00
As of December 31, 2024
Company:
Tier 1 capital (to average assets)	$1,235,832	9.50%	$520,239	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,105,180	11.17	692,897	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,235,832	12.49	841,375	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,437,278	14.52	1,039,345	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,161,564	8.99%	$516,798	4.00%		$645,998	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,161,564	11.83	687,383	7.00	(1)	638,284	6.50
Tier 1 capital (to risk-weighted assets)	1,161,564	11.83	834,679	8.50	(1)	785,580	8.00
Total capital (to risk-weighted assets)	1,238,011	12.61	1,031,074	10.50	(1)	981,975	10.00
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

Note 3. Business Combinations and Dispositions
Pending Merger with Flushing
On December 29, 2025, the Company, Flushing, and Apollo Merger Sub Corp. entered into the Merger Agreement. On the terms and subject to the conditions set forth in the Merger Agreement, (a) Merger Sub will merge with and into Flushing, with Flushing continuing as the surviving entity, (b) immediately following the First Merger, Flushing will merge with and into the Company, with the Company continuing as the surviving entity, and (c) on the day immediately following the Second Merger, Flushing Bank will merge with and into the Bank, with the Bank continuing as the surviving bank. The Merger Agreement was unanimously approved by the board of directors of the Company and the board of directors of Flushing.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.01 per share, of Flushing issued and outstanding immediately prior to the Effective Time, subject to certain exceptions, will be converted into the right to receive 0.85 of a share of common stock, par value $0.01 per share, of the Company.
Concurrently with its entry into the Merger Agreement, the Company entered into the Investment Agreement with Warburg. On the terms and subject to the conditions set forth in the Investment Agreement, concurrently with the closing of the Mergers, Warburg will invest an aggregate of $225 million in exchange for the sale and issuance by the Company of approximately (a) 9.5 million shares of the Company’s common stock at a purchase price of $19.76 per share and (b) 1,900 shares of a new class of NVCE Stock at a purchase price of $19,760 per share, which represents the economic equivalent of approximately 1.9 million shares of the Company’s common stock. In addition, Warburg will receive a warrant to purchase approximately 11,400 shares of NVCE Stock with an exercise price of $19,760 per share of NVCE Stock, which represents the economic equivalent of approximately 11.4 million shares of the Company’s common stock. The Warrant carries a term of seven years and can be exercised voluntarily following the third anniversary of the investment closing. The Warrant can also be voluntarily exercised prior to the third anniversary of the investment closing, (i) in the event the market price of the Company’s common stock reaches or exceeds $30 per share at the closing of any trading day or (ii) in transactions involving a change of control. The Warrant is subject to mandatory exercise, at any time, in the event the market price of the Company’s common stock reaches or exceeds $30 per share for 20 or more trading days during any 30 consecutive trading day period.
Subject to the receipt of requisite regulatory and stockholder approvals and satisfaction or waiver of other customary closing conditions, the parties anticipate that the Mergers, the Bank Merger and the Investment will close in the second quarter of 2026.
Merger Related Expenses
The Company incurred merger related expenses of $4.3 million, $1.8 million, and $22,000 for the years ended December 31, 2025, 2024, and 2023, respectively. The following table summarizes the merger related expenses for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Professional fees	$4,250	$1,506	$12
Data processing fees	—	—	10
Other/miscellaneous fees	3	273	—
Merger related expenses	$4,253	$1,779	$22
Merger related expenses for 2025 include expenses related to the announced merger with Flushing, which is pending regulatory approvals as of December 31, 2025. Merger related expenses for 2024 primarily include expenses related to the acquisition of Spring Garden, which was completed on October 1, 2024.
Disposition of Trident
On October 1, 2025, the Company disposed of its 60% controlling interest in Trident. In accordance with ASC 810, Trident was deconsolidated from the Company’s consolidated financial statements resulting in a loss on deconsolidation of $4.3 million for the year ended December 31, 2025, which included the derecognition of $5.8 million of goodwill related to Trident. The loss on deconsolidation is included within restructuring charges in the Consolidated Statements of Income.

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
The following table summarizes the fair values of the assets acquired and the liabilities assumed by the Company at the date of the acquisition for Spring Garden, net of total consideration paid (in thousands):

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
Intangibles
The estimated future amortization expense for core deposit intangible and customer relationship intangible over the next five years and thereafter are as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2026	$3,269
2027	2,616
2028	1,600
2029	918
2030	431
Thereafter	212
Total	$9,046

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities available-for-sale and held-to-maturity at December 31, 2025 and 2024 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At December 31, 2025
Debt securities available-for-sale:
U.S. government and agency obligations	$54,607	$—	$(2,666)	$51,941	$—
State, municipal and sovereign debt obligations	75,776	7,359	—	83,135	—
Corporate debt securities	27,947	575	(298)	28,224	—
Asset-backed securities	114,595	60	(161)	114,494	—
MBS:
Agency residential	857,079	1,773	(3,830)	855,022	—
Agency commercial	108,070	2	(9,061)	99,011	—
Total mortgage-backed securities	965,149	1,775	(12,891)	954,033	—
Total excluding fair value hedge basis adjustment	1,238,074	9,769	(16,016)	1,231,827	—
Fair value hedge basis adjustment (1)	(4,038)	—	4,038	—	—
Total debt securities available-for-sale	$1,234,036	$9,769	$(11,978)	$1,231,827	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$165,267	$434	$(8,518)	$157,183	$(22)
Corporate debt securities	48,986	251	(692)	48,545	(772)
Mortgage-backed securities:
Agency residential	589,078	1,788	(44,521)	546,345	—
Agency commercial	77,517	8	(5,256)	72,269	—
Non-agency commercial	1,531	—	(83)	1,448	(17)
Total mortgage-backed securities	668,126	1,796	(49,860)	620,062	(17)
Total debt securities held-to-maturity	$882,379	$2,481	$(59,070)	$825,790	$(811)
Total debt securities	$2,116,415	$12,250	$(71,048)	$2,057,617	$(811)
At December 31, 2024
Debt securities available-for-sale:
U.S. government and agency obligations	$62,396	$11	$(5,022)	$57,385	$—
Corporate debt securities	14,042	43	(762)	13,323	—
Asset-backed securities	197,116	235	(84)	197,267	—
Mortgage-backed securities:
Agency residential	465,108	1,256	(801)	465,563	—
Agency commercial	108,610	—	(14,648)	93,962	—
Total mortgage-backed securities	573,718	1,256	(15,449)	559,525	—
Total debt securities available-for-sale	$847,272	$1,545	$(21,317)	$827,500	$—
Debt securities held-to-maturity:
State and municipal debt obligations	$201,369	$199	$(13,665)	$187,903	$(31)
Corporate debt securities	65,350	775	(1,416)	64,709	(734)
Mortgage-backed securities:
Agency residential	680,052	44	(73,110)	606,986	—
Agency commercial	79,925	1	(5,878)	74,048	—
Non-agency commercial	20,146	—	(875)	19,271	(202)
Total mortgage-backed securities	780,123	45	(79,863)	700,305	(202)
Total debt securities held-to-maturity	$1,046,842	$1,019	$(94,944)	$952,917	$(967)
Total debt securities	$1,894,114	$2,564	$(116,261)	$1,780,417	$(967)
(1)Refer to Note 16, Derivatives and Hedging Activities for additional information.

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity for the years ended December 31, 2025 and 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024
Allowance for securities credit losses
Beginning balance	$(967)	$(1,133)
Benefit for credit losses	156	166
Total ending allowance balance	$(811)	$(967)
The Company monitors the credit quality of debt securities held-to-maturity on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities held-to-maturity at December 31, 2025, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
At December 31, 2025
State and municipal debt obligations	$165,267	$—	$165,267
Corporate debt securities	34,811	14,175	48,986
Non-agency commercial MBS	1,531	—	1,531
Total debt securities held-to-maturity	$201,609	$14,175	$215,784
There were $34,000, $156,000 and $697,000 of realized losses on sale of debt securities available-for-sale for the years ended December 31, 2025, 2024 and 2023 respectively. These realized losses on debt securities are presented within Other, which is included within Total other income on the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at December 31, 2025 by contractual maturity are shown below (in thousands):

At December 31, 2025	Amortized Cost (1)	Estimated Fair Value
Less than one year	$35,121	$34,525
Due after one year through five years	154,779	150,459
Due after five years through ten years	98,248	97,036
Due after ten years	199,030	201,502
	$487,178	$483,522
(1)The amortized cost of available-for-sale securities excludes the portfolio layer fair value hedge basis adjustments of $4.0 million at December 31, 2025.
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2025, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost, excluding the fair value hedge basis adjustments, of $72.8 million, $116.4 million, and $114.6 million, respectively, and an estimated fair value of $72.8 million, $123.6 million, and $114.5 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

The estimated fair value and unrealized losses for debt securities available-for-sale and held-to-maturity at December 31, 2025 and December 31, 2024, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$51,941	$(2,666)	$51,941	$(2,666)
Corporate debt securities	4,712	(97)	3,798	(201)	8,510	(298)
Asset-backed securities	68,805	(161)	—	—	68,805	(161)
MBS:
Agency residential	498,047	(3,771)	21,547	(59)	519,594	(3,830)
Agency commercial	—	—	98,518	(9,061)	98,518	(9,061)
Total MBS	498,047	(3,771)	120,065	(9,120)	618,112	(12,891)
Total debt securities AFS	571,564	(4,029)	175,804	(11,987)	747,368	(16,016)
Debt securities HTM:
State and municipal debt obligations	245	—	138,624	(8,518)	138,869	(8,518)
Corporate debt securities	4,458	(241)	14,295	(451)	18,753	(692)
MBS:
Agency residential	23,548	(72)	425,748	(44,449)	449,296	(44,521)
Agency commercial	—	—	71,509	(5,256)	71,509	(5,256)
Non-agency commercial	459	(1)	989	(82)	1,448	(83)
Total MBS	24,007	(73)	498,246	(49,787)	522,253	(49,860)
Total debt securities HTM	28,710	(314)	651,165	(58,756)	679,875	(59,070)
Total debt securities	$600,274	$(4,343)	$826,969	$(70,743)	$1,427,243	$(75,086)
At December 31, 2024
Debt securities AFS:
U.S. government and agency obligations	$3,221	$—	$49,538	$(5,022)	$52,759	$(5,022)
Corporate debt securities	4,793	(55)	6,029	(707)	10,822	(762)
Asset-backed securities	31,588	(21)	59,148	(63)	90,736	(84)
MBS:
Agency residential	202,961	(801)	—	—	202,961	(801)
Agency commercial	—	—	93,962	(14,648)	93,962	(14,648)
Total MBS	202,961	(801)	93,962	(14,648)	296,923	(15,449)
Total debt securities AFS	242,563	(877)	208,677	(20,440)	451,240	(21,317)
Debt securities HTM:
State and municipal debt obligations	7,098	(176)	169,434	(13,489)	176,532	(13,665)
Corporate debt securities	1,247	(219)	25,518	(1,197)	26,765	(1,416)
MBS:
Agency residential	114,557	(1,647)	479,847	(71,463)	594,404	(73,110)
Agency commercial	3,894	(20)	69,912	(5,858)	73,806	(5,878)
Non-agency commercial	—	—	19,271	(875)	19,271	(875)
Total MBS	118,451	(1,667)	569,030	(78,196)	687,481	(79,863)
Total debt securities HTM	126,796	(2,062)	763,982	(92,882)	890,778	(94,944)
Total debt securities	$369,359	$(2,939)	$972,659	$(113,322)	$1,342,018	$(116,261)
(1)The unrealized losses of available-for-sale securities excludes the portfolio layer fair value hedge basis adjustments of $4.0 million at December 31, 2025.
The Company concluded that no debt securities were impaired at December 31, 2025 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.
Equity Investments
At December 31, 2025 and 2024, the Company held equity investments of $91.9 million and $84.1 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the year ended December 31, 2025, 2024 and 2023 are shown in the table below (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net gain (loss) on equity investments	$916	$4,225	$(3,732)
Less: Net gain (loss) recognized on equity investments sold	352	(49)	(5,462)
Unrealized gains recognized on equity investments still held	$564	$4,274	$1,730

Note 5. Loans Receivable, Net
Loans receivable, net at December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Commercial:
Commercial real estate – investor	$5,420,989	$5,287,683
Commercial and industrial:
Commercial and industrial – real estate	986,431	902,219
Commercial and industrial – non-real estate	1,227,556	647,945
Total commercial and industrial	2,213,987	1,550,164
Total commercial	7,634,976	6,837,847
Consumer:
Residential real estate	3,194,264	3,049,763
Other consumer	202,763	230,462
Total consumer	3,397,027	3,280,225
Total loans receivable	11,032,003	10,118,072
Deferred origination costs, net of fees	22,389	10,964
Allowance for loan credit losses	(83,726)	(73,607)
Total loans receivable, net	$10,970,666	$10,055,429
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

The following tables summarize total loans by year of origination, internally assigned credit grades, and risk characteristics (in thousands):

	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Total
December 31, 2025
Commercial real estate - investor
Pass	$647,529	$65,950	$166,397	$1,161,291	$1,299,618	$1,427,844	$579,022	$5,347,651
Special Mention	66	—	—	2,932	—	8,735	725	12,458
Substandard	—	85	—	20,788	298	33,969	5,740	60,880
Total commercial real estate - investor	647,595	66,035	166,397	1,185,011	1,299,916	1,470,548	585,487	5,420,989
Commercial and industrial:
Commercial and industrial - real estate
Pass	255,690	74,284	58,970	90,142	59,476	403,738	31,844	974,144
Special Mention	—	250	—	—	—	731	—	981
Substandard	—	—	—	—	—	11,306	—	11,306
Total commercial and industrial - real estate	255,690	74,534	58,970	90,142	59,476	415,775	31,844	986,431
Commercial and industrial - non-real estate
Pass	325,180	181,538	40,761	30,417	8,314	35,057	589,300	1,210,567
Special Mention	39	224	—	—	—	—	690	953
Substandard	—	528	553	776	649	1,774	11,756	16,036
Total commercial and industrial - non-real estate	325,219	182,290	41,314	31,193	8,963	36,831	601,746	1,227,556
Total commercial and industrial	580,909	256,824	100,284	121,335	68,439	452,606	633,590	2,213,987
Residential real estate (1)
Pass	471,828	225,885	209,979	501,308	743,610	1,034,301	—	3,186,911
Special Mention	218	121	345	265	1,432	1,298	—	3,679
Substandard	207	1,590	396	93	445	943	—	3,674
Total residential real estate	472,253	227,596	210,720	501,666	745,487	1,036,542	—	3,194,264
Other consumer (1)
Pass	27,971	24,292	23,141	13,697	15,086	93,425	3,242	200,854
Special Mention	—	—	—	—	8	82	—	90
Substandard	—	190	181	67	—	1,381	—	1,819
Total other consumer	27,971	24,482	23,322	13,764	15,094	94,888	3,242	202,763
Total loans	$1,728,728	$574,937	$500,723	$1,821,776	$2,128,936	$3,054,584	$1,222,319	$11,032,003
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

An analysis of the allowance for credit losses on loans for the years ended December 31, 2025 and 2024 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the Year Ended December 31, 2025
Allowance for credit losses on loans
Balance at beginning of year	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	2,517	917	13,410	(1,547)	267	15,564
Charge-offs	(3,534)	—	(835)	(1,451)	(433)	(6,253)
Recoveries	181	19	330	91	187	808
Balance at end of year	$29,944	$4,753	$23,376	$24,680	$973	$83,726
For the Year Ended December 31, 2024
Allowance for credit losses on loans
Balance at beginning of year	$27,899	$4,354	$6,867	$27,029	$988	$67,137
Initial allowance on acquired loans from Spring Garden	2,547	—	—	—	—	2,547
Provision (benefit) for credit losses	1,774	(569)	3,586	428	259	5,478
Charge-offs	(1,659)	—	—	(76)	(485)	(2,220)
Recoveries	219	32	18	206	190	665
Balance at end of year	$30,780	$3,817	$10,471	$27,587	$952	$73,607

The following tables summarize gross charge-offs by vintage (in thousands):

	2025	2024	2023	2022	2021	2020 and prior	Total
For the Year Ended December 31, 2025
Commercial real estate – investor	$(102)	$(310)	$(1,938)	$(649)	$(24)	$(511)	$(3,534)
Commercial and industrial - non-real estate	—	(815)	—	(20)	—	—	(835)
Residential real estate	(37)	(218)	(106)	(319)	(345)	(426)	(1,451)
Consumer	—	—	—	(48)	—	(385)	(433)
Total charge-offs	$(139)	$(1,343)	$(2,044)	$(1,036)	$(369)	$(1,322)	$(6,253)

	2023	2022	2021	2019 and prior	Total
For the Year Ended December 31, 2024
Commercial real estate – investor (1)	$—	$(13)	$(46)	$(1,600)	$(1,659)
Residential real estate	(33)	(41)	—	(2)	(76)
Consumer	—	—	—	(485)	(485)
Total charge-offs	$(33)	$(54)	$(46)	$(2,087)	$(2,220)
(1) Gross charge-offs of $1.7 million primarily related to a single commercial relationship which had partial charge-offs during the year ended December 31, 2024. This was resolved via sale of collateral during 2024.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At December 31, 2025 and 2024, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $13.6 million and $11.8 million, respectively, commercial and industrial - real estate of $4.8 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $603,000 and $32,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $5.5 million and $8.6 million at December 31, 2025 and 2024, respectively.

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Commercial real estate – investor	$13,636	$17,000
Commercial and industrial:
Commercial and industrial – real estate	4,813	4,787
Commercial and industrial – non-real estate	640	32
Total commercial and industrial	5,453	4,819
Residential real estate (1)	6,200	10,644
Other consumer(1)	2,502	3,064
Total non-performing loans	$27,791	$35,527
(1) The year ended December 31, 2025 included the sale of non-performing residential and consumer loans of $9.8 million.
At December 31, 2025 and 2024, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At December 31, 2025 and 2024, there were no loans greater than 90 days past due that were accruing interest.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2025 and 2024 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2025
Commercial real estate – investor	$25,516	$974	$12,333	$38,823	$5,382,166	$5,420,989
Commercial and industrial:
Commercial and industrial - real estate	587	—	4,281	4,868	981,563	986,431
Commercial and industrial - non-real estate	1,220	235	578	2,033	1,225,523	1,227,556
Total commercial and industrial	1,807	235	4,859	6,901	2,207,086	2,213,987
Residential real estate	14,517	3,672	3,673	21,862	3,172,402	3,194,264
Other consumer	1,027	60	1,819	2,906	199,857	202,763
Total loans	$42,867	$4,941	$22,684	$70,492	$10,961,511	$11,032,003
December 31, 2024
Commercial real estate – investor	$4,624	$8,880	$10,877	$24,381	$5,263,302	$5,287,683
Commercial and industrial:
Commercial and industrial - real estate	941	—	1,392	2,333	899,886	902,219
Commercial and industrial - non-real estate	3	—	16	19	647,926	647,945
Total commercial and industrial	944	—	1,408	2,352	1,547,812	1,550,164
Residential real estate	18,518	2,242	6,551	27,311	3,022,452	3,049,763
Other consumer	1,060	282	1,999	3,341	227,121	230,462
Total loans	$25,146	$11,404	$20,835	$57,385	$10,060,687	$10,118,072

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with ASU 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of December 31, 2025 and 2024, loans with modifications to borrowers experiencing financial difficulty totaled $24.9 million and $30.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of December 31, 2025 or December 31, 2024.

The following table presents loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024 (in thousands):

	Term Extension	Combination of Term Extension and Other than Insignificant Payment Delay	Combination of Term Extension and Interest Rate Reduction	Total	% of Total by Loan Portfolio Segment
For the Year Ended December 31, 2025
Commercial real estate – investor	$—	$4,423	$956	$5,379	0.10%
Residential real estate	246	—	—	246	0.01
	$246	$4,423	$956	$5,625	0.05%

	Term Extension	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Combination of Term Extension, Interest Rate Reduction and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the Year Ended December 31, 2024
Commercial real estate – investor	$—	$4,858	$7,000	$5,685	$1,604	$19,147	0.36%
Commercial and industrial – real estate	—	—	—	2,822	—	2,822	0.31
Residential real estate	128	—	—	—	—	128	—
Other consumer	—	—	146	—	—	146	0.06
	$128	$4,858	$7,146	$8,507	$1,604	$22,243	0.22%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 and 2024 (in thousands):

	Current	30 - 59 Days Past Due	90 Days or Greater Past Due		Total
December 31, 2025
Commercial real estate – investor	$4,423	$956	$—		$5,379
Residential real estate	246	—	—		246
	$4,669	$956	$—		$5,625
December 31, 2024
Commercial real estate – investor	$19,147	$—	$—		$19,147
Commercial and industrial – real estate	2,822	—	—		2,822
Residential real estate	—	—	128	(1)	128
Other consumer	—	—	146	(1)	146
	$21,969	$—	$274		$22,243
(1) Represents one residential loan and one other consumer loan that defaulted during the year ended December 31, 2024, which had been modified within the last 12 months.

Note 6. Interest and Dividends Receivable
Interest and dividends receivable at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31,
	2025	2024
Loans receivable	$40,938	$37,836
Debt securities	7,254	7,349
Equity investments and other (1)	818	729
Total interest and dividends receivable	$49,010	$45,914
(1)Dividend income is included within equity investments and other on the Consolidated Statements of Income.
Note 7. Premises and Equipment, Net
Premises and equipment, net of accumulated depreciation and amortization expense at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31,
	2025	2024
Land	$16,875	$16,605
Buildings and improvements	136,305	133,312
Leasehold improvements	7,105	7,074
Furniture and equipment	38,413	37,079
Capitalized software	9,753	8,722
Finance lease	1,392	1,272
Other	4,131	3,376
Total	213,974	207,440
Accumulated depreciation and amortization	(101,231)	(92,184)
Total premises and equipment, net	$112,743	$115,256
Depreciation and amortization expense amounted to $10.3 million, $10.9 million and $11.5 million for the year ended December 31, 2025, 2024 and 2023, respectively. Depreciation and amortization expense is presented within occupancy, equipment, and data processing expenses on the Consolidated Statements of Income.
Note 8. Deposits
The major types of deposits at December 31, 2025 and 2024 were as follows (dollars in thousands):

	December 31,
	2025		2024
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Non-interest-bearing	$1,741,958	—%	$1,617,182	—%
Interest-bearing checking	4,354,485	2.05	4,000,553	2.11
Money market deposit	1,412,917	2.43	1,301,197	3.00
Savings	986,195	0.55	1,066,438	0.72
Time deposits	2,468,850	3.64	2,080,972	4.18
Total deposits	$10,964,405	2.00%	$10,066,342	2.17%
Accrued interest payable related to deposits was $3.5 million and $1.2 million at December 31, 2025 and 2024, respectively. Time deposits included $474.6 million and $457.2 million in deposits of $250,000 or more at December 31, 2025 and 2024, respectively. Time deposits also include brokered deposits of $609.8 million and $74.7 million at December 31, 2025 and 2024, respectively.

Time deposits at December 31, 2025 mature as follows (in thousands):

For the Year Ending December 31,	Time Deposit Maturities
2026	$2,430,525
2027	22,320
2028	7,705
2029	4,947
2030	3,042
Thereafter	311
Total	$2,468,850
Interest expense on deposits for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest-bearing checking	$88,866	$86,320	$52,898
Money market deposit	41,077	41,948	18,656
Savings	6,631	11,422	9,227
Time deposits	79,606	102,443	91,237
Total interest expense on deposits	$216,180	$242,133	$172,018

Note 9. Borrowed Funds
Borrowed funds are summarized as follows (dollars in thousands):

	December 31,
	2025		2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB advances	$1,397,179	4.19%	$1,072,611	4.62%
Securities sold under agreements to repurchase with customers	54,434	2.62	60,567	2.29
Other borrowings	255,233	6.45	197,546	5.96
Total borrowed funds	$1,706,846	4.48%	$1,330,724	4.71%
At December 31, 2025, there were $929.2 million of FHLB term advances as compared to $1.07 billion at December 31, 2024. There were $468.0 million and no overnight borrowings from the FHLB at December 31, 2025 and 2024, respectively.
FHLB advances and repurchase agreements had contractual maturities at December 31, 2025 as follows (in thousands):

	FHLB Advances	Repurchase Agreements
For the Year Ended December 31,
2026	$1,195,311	$54,434
2027	200,501	—
2028	1,367	—
Total	$1,397,179	$54,434

The other borrowings at December 31, 2025 included the following (in thousands):

Type of Debt	Stated Value	Carrying Value	Contractual Interest Rate		Maturity
Subordinated debt	$185,000	$181,979	6.375%	(1)	November 15, 2035
Trust preferred	10,000	8,557	3 month SOFR plus 2.51%		December 15, 2034
Trust preferred	30,000	24,684	3 month SOFR plus 1.61%		March 15, 2036
Trust preferred	5,000	5,000	3 month SOFR plus 1.91%		August 1, 2036
Trust preferred	7,500	7,500	3 month SOFR plus 1.92%		November 1, 2036
Trust preferred	10,000	8,239	3 month SOFR plus 1.79%		June 30, 2037
Trust preferred	10,000	10,000	3 month SOFR plus 2.01%		September 1, 2037
Trust preferred	10,000	8,131	3 month SOFR plus 1.65%		October 1, 2037
Finance lease	1,143	1,143	5.625%		July 31, 2029
Total	$268,643	$255,233
(1)Adjusts to a floating rate of 3.075% over 3 month SOFR on November 15, 2030.
During the year ended December 31, 2025, the Company redeemed in full $125.0 million of its subordinated notes due May 15, 2030, and issued $185.0 million of subordinated notes at 6.375% fixed-to-floating rate due November 15, 2035.
All of the trust preferred debt is currently callable.
Interest expense on borrowings for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
FHLB advances	$44,997	$35,686	$46,000
Securities sold under agreements to repurchase with customers	1,711	1,893	931
Other borrowings	19,343	28,426	19,294
Total interest expense on borrowings	$66,051	$66,005	$66,225
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt and Equity Securities	Total
December 31, 2025
FHLB and FRB	$7,923,979	$1,367,469	$9,291,448
Repurchase agreements	—	78,422	78,422
Total pledged assets	$7,923,979	$1,445,891	$9,369,870
December 31, 2024
FHLB and FRB	$7,427,247	$984,515	$8,411,762
Repurchase agreements	—	85,529	85,529
Total pledged assets	$7,427,247	$1,070,044	$8,497,291
The securities that collateralize the repurchase agreements are delivered to the lender, with whom each transaction is executed, to a third-party custodian, or held at the Company. The lender agrees to resell to the Company substantially the same securities at the maturity of the repurchase agreements.

Note 10. Income Taxes
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Current
Federal	$13,599	$23,315	$20,894
State	4,881	7,288	8,655
Total current	18,480	30,603	29,549
Deferred
Federal	2,748	214	4,250
State	261	(551)	(1,099)
Total deferred	3,009	(337)	3,151
Total provision for income taxes	$21,489	$30,266	$32,700
Included in other comprehensive income was the income tax impact attributable to the unrealized gain/loss on debt securities, accretion of unrealized losses on debt securities reclassified to held-to-maturity, unrealized loss on derivative hedges and the related reclassification adjustments included in net income. These items resulted in a tax expense of $4.5 million, $1.8 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Income taxes that would have been computed at the statutory federal rate are reconciled to the total provision for income taxes and effective tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows (dollars in thousands):

	For the Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before provision for income taxes	$92,516		$130,656		$136,765
Federal income tax expense, at statutory rate	19,428	21.0%	27,438	21.0%	28,721	21.0%
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit (1)	3,941	4.3	5,518	4.2	5,979	4.3
Nontaxable or nondeductible items:
Earnings on BOLI	(1,628)	(1.8)	(1,660)	(1.3)	(1,109)	(0.8)
Tax exempt interest	(761)	(0.8)	(547)	(0.4)	(606)	(0.4)
Merger related expenses	620	0.7	—	—	—	—
Stock compensation	68	0.1	391	0.3	(298)	(0.2)
Dividends received deduction	(241)	(0.3)	(322)	(0.2)	(368)	(0.3)
Tax credits
Alternative minimum tax write-off	—	—	1,196	0.9	—	—
Research and development and other credits	(610)	(0.7)	(735)	(0.5)	(557)	(0.4)
Other items, net	672	0.7	(1,013)	(0.8)	938	0.7
Total provision for income taxes, at effective tax rate	$21,489	23.2%	$30,266	23.2%	$32,700	23.9%
(1) State taxes in New Jersey made up the majority (greater than 50%) of the tax effect in this category.

The difference between income taxes that would have been computed at the statutory federal rate and the total provision for income taxes at the Company's effective tax rate is primarily due to adjustments related to state income taxes, net of federal benefit, and earnings on BOLI during the years ended December 31, 2025 and 2024. In addition, the Company recorded an alternative minimum tax credit write-off during the year ended December 31, 2024. The Company's state income tax provision, net of federal benefit, increases the total tax provision as it is computed separately from the federal tax provision. Earnings on BOLI are tax exempt for federal income tax purposes and reduce the total tax provision. At December 31, 2023, the Company had $1.2 million of Alternative Minimum Tax credits that were part of the Sun acquisition, which were fully written off during 2024.

Income taxes paid for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Federal	$16,149	$27,069	$22,200
State and local
New Jersey	2,614	3,242	2,658
New York	1,020	2,499	1,995
New York City	400	576	1,773
Other	506	400	705
Total	$20,689	$33,786	$29,331
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented in the following table (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses on loans and debt securities HTM	$21,529	$18,981
Other reserves	1,787	2,790
Incentive compensation	5,620	4,345
Deferred compensation	326	338
Stock plans	1,998	2,239
Unrealized losses on assets held-for-sale	225	347
Unrealized losses on AFS securities	897	5,346
Net operating loss carryforwards related to acquisition	17,030	19,053
Section 174 capitalized costs	4,967	5,457
Other, net	729	866
Total gross deferred tax assets	55,108	59,762
Deferred tax liabilities:
Unrealized gain on equity securities	(4,729)	(4,568)
Premises and equipment	(2,328)	(3,104)
Deferred loan and commitment costs, net	(5,740)	(2,814)
Purchase accounting related adjustments	(1,553)	(1,698)
Investments, discount accretion	(126)	(185)
Other, net	(1,058)	(402)
Total gross deferred tax liabilities	(15,534)	(12,771)
Net deferred tax assets	$39,574	$46,991
The Company has federal net operating losses from the acquisitions of Colonial American and Sun. At December 31, 2025 and 2024, the net operating losses from Colonial American were $2.9 million and $3.3 million, respectively. These net operating losses are subject to annual limitation under Code Section 382 of approximately $22,000, and will expire between 2029 and 2034. At December 31, 2025 and 2024, the net operating losses from Sun were $78.1 million and $87.5 million, respectively.

These net operating losses are subject to annual limitation under Code Section 382 of approximately $9.3 million. These net operating losses will expire between 2029 and 2036.
At December 31, 2025, 2024 and 2023, the Company determined that it is not required to establish a valuation reserve for the remaining net deferred tax assets since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued growth. Management will continue to review the tax criteria related to the recognition of deferred tax assets.
Retained earnings at December 31, 2025 included approximately $10.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.
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

The Company is currently under examination by the New Jersey Division of Taxation in connection with the 2020 to 2023 tax years. As of December 31, 2025, the Company has not received any notices of proposed adjustments from this audit. The tax years that remain subject to examination by the federal government and most state or city tax authorities include the tax years 2021 and forward.
The Company incurred income tax expense of $1.8 million recognized in other comprehensive income related to Tax Reform in 2018. These amounts have been reported as separate components of accumulated other comprehensive income and reclassified and recognized as a net tax benefit in the periods in which the underlying transactions are settled through continuing operations. The amount included in accumulated other comprehensive income at December 31, 2025, subject to reclassification, was $265,000.
There were no unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023.
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
Over the years, the ESOP has borrowed from the Company to purchase shares of common stock. During 2025 and 2024, the ESOP had one outstanding loan agreement with the Bank (“the 2018 loan”).
The 2018 loan allowed the ESOP to borrow an additional $8.4 million from the Company at a fixed interest rate of 3.25%, which matures on December 31, 2026, to purchase 292,592 shares of common stock.
The loan is to be repaid from contributions by the Bank to the ESOP trustee. The Bank is required to make contributions to the ESOP in amounts at least equal to the principal and interest requirement of the debt.
The Bank’s obligation to make such contributions is reduced to the extent of any dividends paid by the Company on unallocated shares and any investment earnings realized on such dividends. As of December 31, 2025 and 2024, contributions to the ESOP, which were used to fund principal and interest payments on the ESOP loan, totaled $1.5 million for each year. During 2025 and 2024, $105,000 and $158,000, respectively, of dividends paid on unallocated ESOP shares were used for debt service. At December 31, 2025 and 2024, the loan had an outstanding balance of $1.5 million and $2.9 million, respectively, and the ESOP had unallocated shares of 65,953 and 131,672, respectively. At December 31, 2025, the unallocated shares had a fair value of $1.2 million. The unamortized balance of the ESOP is shown as unallocated common stock held by the ESOP and is reflected as a reduction of stockholders’ equity.

For the years ended December 31, 2025, 2024 and 2023, the Bank recorded compensation expense related to the ESOP of $1.2 million, $1.1 million and $2.1 million, respectively, which included $74,000, $124,000 and $341,000 related to a decrease in compensation to reflect the decrease in the average fair value of shares committed to be released and allocated shares below the Bank’s cost. As of December 31, 2025, 2,951,395 shares had been allocated to participants and 65,719 shares were committed to be released for services rendered in 2025.
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
The following table presents the amount of the plan’s authorized shares and those that remain available for issuance as of December 31, 2025. The Plan allowed the Company to authorize shares subject to options or, in lieu of options, shares in the form of stock awards.

	Authorized Awards			Authorized but Not Issued
	Stock Options	or	Stock Awards	Stock Options	or	Stock Awards
2020 Plan	6,950,000		2,780,000	2,165,868		866,347
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
The Company granted performance-based stock awards in 2025, 2024 and 2023. The 2025 and 2024 performance-based stock awards were generally issued with a three or four year cliff vesting schedule, while some awards vest ratably over a four year period. The 2023 performance-based stock awards were issued with a three year cliff vesting schedule.
Certain 2025, 2024 and 2023 performance-based stock awards include a market-based condition. The fair value of these awards were estimated through the use of the Monte Carlo valuation model at the time of grant, applying the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.99%	4.47%	4.56%
Expected performance period	2.8 years	2.8 years	2.8 years
Expected volatility	37.12%	34.00%	35.80%

The risk-free interest rate is based on the U.S Treasury rate, with a term equal to the expected performance period. The expected performance period reflects the remaining term of the awards’ performance period. Expected volatility is based on actual historical results.
A summary of the granted but unvested stock award activity, which included both time- and performance-based stock awards, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,071,535	$18.29	814,489	$21.73	835,340	$21.84
Granted	345,644	17.32	554,081	15.35	322,425	22.14
Vested	(240,457)	20.11	(200,254)	22.41	(228,370)	22.55
Forfeited	(118,159)	20.37	(96,781)	21.93	(114,906)	22.07
Outstanding at end of year	1,058,563	$17.32	1,071,535	$18.29	814,489	$21.73
Stock Options
The Company’s stock options expire 10 years from the date of grant and generally vest at a rate of 20% per year. The exercise price of each option equals the closing market price of the Company’s stock on the grant date. The Company typically issues treasury shares or authorized but unissued shares to satisfy stock option exercises.
The Company has not granted stock options since 2020.
A summary of option activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,629,602	$22.85	1,969,439	$22.42	2,210,684	$21.66
Exercised	(41,750)	17.19	(33,125)	17.24	(195,684)	14.59
Forfeited	—	—	(15,358)	20.44	(15,358)	20.44
Expired	(101,682)	17.38	(291,354)	20.74	(30,203)	18.32
Outstanding at end of year	1,486,170	$23.38	1,629,602	$22.85	1,969,439	$22.42
Options exercisable	1,486,170	$23.38	1,528,067	$23.01	1,663,506	$22.58
The aggregate intrinsic value for both stock options outstanding and stock options exercisable at December 31, 2025 was $93,000. The weighted average remaining contractual life of stock options outstanding and stock options exercisable at December 31, 2025 was 2.47 years.
Phantom Stock Units
In 2022, the Company established the OceanFirst Bank Phantom Equity Plan to issue phantom stock units to select senior management employees. The phantom stock units are liability-classified time-based awards, which generally vest ratably over a three- to five-year period, and are settled in cash when they vest. The fair value is determined based on the Company’s stock price at the grant date and remeasured monthly.

Compensation Expense
The compensation expense for stock awards, stock options and phantom stock units were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Stock awards	$4,818	$5,724	$5,154
Stock options	49	360	700
Phantom stock units	2,518	1,707	1,092
Total	$7,385	$7,791	$6,946
At December 31, 2025, the Company had an estimated $14.4 million of unrecognized compensation costs related to non-vested stock awards, stock options, and phantom stock units. This cost will be recognized over the remaining vesting period of 1.7 years.
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
At December 31, 2025, the following commitments and contingent liabilities existed which are not reflected in the accompanying consolidated financial statements (in thousands):

December 31, 2025
Unused consumer and residential construction loan lines of credit (primarily floating-rate)	$278,830
Unused commercial and commercial construction loan lines of credit (primarily floating-rate)	1,602,901
Other commitments to extend credit (1):
Fixed-rate	133,617
Adjustable-rate	1,100
Floating-rate	339,342
(1)As of December 31, 2025, the Company has outsourced its residential and consumer originations, and the pipeline for residential loans represents the remaining commitments expected to close in 2026.
The Company’s fixed-rate loan commitments generally expire within 90 days of issuance and carried interest rates ranging from 5.56% to 8.00% at December 31, 2025.
At December 31, 2025, the Company had $6.4 million of unfunded capital commitments related to investment funds.
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
At December 31, 2025, the Company is obligated under noncancelable operating leases and rental agreements for premises and equipment. Rental and lease expense under these leases were $6.8 million, $5.8 million, and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 17. Leases for the projected minimum lease commitments as of December 31, 2025.
The Company granted residential real estate and first mortgage commercial real estate loans to borrowers primarily located throughout New Jersey and in the major metropolitan areas from Massachusetts through Virginia. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income, net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. A decline in real estate values could cause some residential and commercial real estate loans to become inadequately collateralized, which would expose the Company to a greater risk of loss.
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
Note 14. Earnings Per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Weighted average shares outstanding	57,833	58,704	59,399
Less: Unallocated ESOP shares	(99)	(164)	(257)
Unallocated incentive award shares	(315)	(244)	(194)
Average basic shares outstanding	57,419	58,296	58,948
Add: Effect of dilutive securities:
Incentive awards	6	1	9
Average diluted shares outstanding	57,425	58,297	58,957
For the years ended December 31, 2025, 2024 and 2023, antidilutive stock options of 1,350,000, 1,755,000, and 1,775,000, respectively, were excluded from the earnings per share calculation.
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
Credit Default Swap
The credit default swap is reported at fair value. The fair value of the credit default swap is estimated utilizing discounted cash flows and is derived from various inputs. The inputs include unobservable inputs to measure the probability of future credit events for a portion of the Company’s underlying residential loan portfolio in which no active market exists. The credit default swap is therefore classified within Level 3 on the hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$1,231,827	$43,385	$1,188,442	$—
Equity investments	45,207	—	45,207	—
Interest rate derivative asset	57,823	—	57,823	—
Interest rate derivative liability	(53,835)	—	(53,835)	—
Credit default swap	(234)	—	—	(234)
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,675	—	—	40,163
Other real estate owned	10,266	—	—	10,266
Loans measured for impairment based on the fair value of the underlying collateral (3)	24,470	—	—	24,470
December 31, 2024
Items measured on a recurring basis:
Debt securities available-for-sale	$827,500	$49,466	$778,034	$—
Equity investments	40,447	—	40,447	—
Interest rate derivative asset	91,352	—	91,352	—
Interest rate derivative liability	(91,483)	—	(91,483)	—
Items measured on a non-recurring basis:
Equity investments (1) (2)	43,657	—	—	39,676
Other real estate owned	1,811	—	—	1,811
Loans measured for impairment based on the fair value of the underlying collateral (3)	25,148	—	—	25,148
(1) As of December 31, 2025 and 2024, equity investments included $40.2 million and $39.7 million, respectively, of equity investments measured under the measurement alternative. There were no realized gains or losses for the years ended December 31, 2025 and 2024.
(2) As of December 31, 2025 and 2024, equity investments included $6.5 million and $4.0 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.

The credit default swap is recognized at fair value on a recurring basis using unobservable inputs, and the Company recognized $234,000 of losses in earnings for the year ended December 31, 2025.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 for the year ended December 31, 2025 or 2024.
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

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of December 31, 2025 and 2024 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
December 31, 2025
Financial Assets:
Cash and due from banks	$135,130	$135,130	$—	$—
Debt securities held-to-maturity	881,568	—	825,790	—
Restricted equity investments	129,329	—	—	129,329
Loans receivable, net and loans held-for-sale	10,976,434	—	—	10,665,389
Financial Liabilities:
Deposits other than time deposits (1)	8,495,555	—	8,495,555	—
Time deposits	2,468,850	—	2,455,199	—
FHLB advances and other borrowings	1,652,412	—	1,662,638	—
Securities sold under agreements to repurchase with customers	54,434	54,434	—	—
December 31, 2024
Financial Assets:
Cash and due from banks	$123,615	$123,615	$—	$—
Debt securities held-to-maturity	1,045,875	—	952,917	—
Restricted equity investments	108,634	—	—	108,634
Loans receivable, net and loans held-for-sale	10,076,640	—	—	9,551,156
Financial Liabilities:
Deposits other than time deposits (1)	7,985,370	—	7,985,370	—
Time deposits	2,080,972	—	2,074,698	—
FHLB advances and other borrowings	1,270,157	—	1,264,260	—
Securities sold under agreements to repurchase with customers	60,567	60,567	—	—
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

Note 16. Derivatives and Hedging Activities
The Company enters into derivative financial instruments which involve, to varying degrees, interest rate and credit risk. The Company manages these risks as part of its asset and liability management process and through credit policies and procedures, seeking to minimize counterparty credit risk by establishing credit limits and collateral agreements. The Company utilizes derivative financial instruments to accommodate the business needs of its customers as well as to economically hedge the exposure that this creates for the Company. Additionally, the Company enters into certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The Company may also enter into derivative financial instruments to reduce credit risk and manage regulatory capital levels. The Company does not use derivative financial instruments for trading purposes.
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, and therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $24,000, gains of $8,000 and losses of $5,000 in commercial loan swap income resulting from fair value adjustments for the years ended December 31, 2025, 2024 and 2023, respectively.
Credit Default Swap
In December 2025, the Company entered into a credit default swap related to a $1.52 billion pool of on-balance sheet residential mortgage loans, as the buyer of credit protection, to manage regulatory capital levels and reduce credit risk. The swap is a freestanding derivative as the contract is distinct from the referenced loan agreements and is executed with a separate counterparty. Under the terms of the swap contract, the Company will be compensated for certain credit-related losses on the residential mortgage loan pool, which have a total remaining principal balance of $1.50 billion as of December 31, 2025. The credit default swap is measured at fair value in either other assets or other liabilities on the Consolidated Statements of Financial Condition, and the related gains or losses are recognized in other non-interest income on the Consolidated Statements of Income. The loss on the credit default swap for the year ended December 31, 2025 was $234,000. As the buyer of credit protection, the Company pays a premium to the protection seller in return for the right to receive a payment if a specified credit event occurs. The credit default swap terminates in October 2055.
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts - Fair Value Hedge
During 2025, the Company entered into interest rate swap derivatives to hedge the changes in fair value of AFS debt securities due to changes in interest rates. The swaps hedge the interest rate risk component of the change in fair value of the hedged items (i.e., hedged layers of AFS debt securities), and were designated and qualified as portfolio layer method fair value hedges under ASC Topic 815, Derivatives and Hedging. The last of the fair value hedges is scheduled to expire in October 2042.

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
The following table presents the amortized cost and cumulative basis adjustment for closed portfolios of securities used to designate fair value hedging relationships (in thousands):

As of December 31, 2025
AFS securities:
Amortized cost (excluding fair value hedge basis adjustment)	$682,878
Fair value hedge basis adjustment	(4,038)
The table below presents the effects of fair value hedges on net interest income, as well as their location on the Consolidated Statements of Income (in thousands):

	Location of Gain/(Loss) Recognized in Income	For the Year Ended December 31, 2025
AFS securities:
Gain recognized on derivatives	Interest income - debt securities	$4,030
Loss recognized on hedged items	Interest income - debt securities	(4,038)
Net loss recognized on fair value hedges	Interest income - debt securities	$(8)
Interest Rate Swap Contract - Cash Flow Hedge
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
The table below presents the effect on the Company’s AOCI/AOCL attributable to the cash flow hedge derivative, net of tax, and the related gains/(losses) reclassified from AOCI into income (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
AOCL balance at beginning of period, net of tax	$(87)	$(36)	$(25)
Unrealized losses recognized in OCI	(108)	(956)	(808)
Losses reclassified from AOCL into interest income	195	905	797
AOCL balance at end of period, net of tax	$—	$(87)	$(36)
The cash flow hedge matures on January 1, 2026, and there will be no additional reclassifications into interest income.

Derivatives Not Designated as Hedging Instruments and Designated as Hedging Instruments
The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of December 31, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,537,760	$53,768	$53,809
Credit default swap	75,802	—	234
Derivatives Designated as Hedging Instruments
Interest rate swap contract - cash flow hedge	100,000	—	—
Interest rate swap contracts - fair value hedge	678,921	4,055	26
Total Derivatives	$2,392,483	$57,823	$54,069
As of December 31, 2024
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,468,022	$91,352	$91,368
Derivatives Designated as Cash Flow Hedge
Interest rate swaps contract	100,000	—	115
Total Derivatives	$1,568,022	$91,352	$91,483
Credit Risk-Related Mitigating Features
The Company is exposed to credit risk in the event of nonperformance by various derivative counterparties. The Company minimizes risk of nonperformance by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no cash collateral posted by the Company with these third parties at both December 31, 2025 and 2024. The amount of cash collateral received from these third parties was $42.9 million and $93.3 million at December 31, 2025 and 2024, respectively. The amount of cash collateral posted or received with these third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.
The interest rate derivatives which the Company executes with the commercial borrowers are collateralized by the borrowers’ commercial real estate financed by the Company. The credit default swap is not exposed to counterparty credit risk as it is fully collateralized.
The aggregate fair value of all derivative financial instruments in a net liability position with credit measure contingencies and entered into with third parties was $54.0 million and $91.5 million at December 31, 2025 and 2024, respectively.

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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		December 31, 2025	December 31, 2024
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$17,596	$15,452
Finance lease ROU asset	Premises and equipment, net	838	1,071
Total lease ROU assets		$18,434	$16,523

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$19,037	$17,114
Finance lease liability	Other borrowings	1,143	1,421
Total lease liabilities		$20,180	$18,535
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $897,000 and $4.4 million as of December 31, 2025 and 2024, respectively.
The following table represents the weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases:

	December 31, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	5.82 years	5.84 years
Finance lease	3.59 years	4.59 years
Weighted-Average Discount Rate
Operating leases	3.57%	3.08%
Finance lease	5.63	5.63
The following table represents lease expenses and other lease information (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Lease Expense
Operating lease expense	$5,016	$4,586	$4,634
Finance lease expense:
Amortization of ROU assets	233	233	228
Interest on lease liabilities (1)	71	86	101
Total	$5,320	$4,905	$4,963

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,242	$4,773	$4,571
Operating cash flows from finance leases	71	86	101
Financing cash flows from finance leases	279	264	249
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.

Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2026	$350	$5,253
2027	350	4,154
2028	350	2,977
2029	209	2,701
2030	—	2,146
Thereafter	—	4,038
Total	1,259	21,269
Less: Imputed interest	(116)	(2,232)
Total lease liabilities	$1,143	$19,037

Note 18. Variable Interest Entity
On October 1, 2025, the Company disposed its controlling interest in Trident. Prior to the disposal, the Company accounted for Trident as a VIE under ASC 810, Consolidation, for which the Company was considered the primary beneficiary (i.e. the party that has a controlling financial interest). In accordance with ASC 810, Consolidation, the Company consolidated Trident’s assets and liabilities prior to the disposal.

The summarized financial information for the Company’s consolidated VIE consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$—	$21,642
Other assets	—	457
Total assets	—	22,099
Other liabilities	—	19,333
Net assets	$—	$2,766

Note 19. Parent-Only Financial Information
The following Condensed Statements of Financial Condition at December 31, 2025 and 2024 and Condensed Statements of Operations and Cash Flows for the years ended December 31, 2025, 2024 and 2023 for OceanFirst Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries, the Bank, and OceanFirst Risk Management, Inc., using the equity method of accounting. On October 1, 2025, the Company disposed its controlling interest in its Trident subsidiary.
Condensed Statements of Financial Condition
(in thousands)

	December 31,
	2025	2024
Assets:
Cash and due from banks	$13,275	$13,214
Advances to Bank	74,629	98,321
Equity securities	84,619	77,327
ESOP loan receivable	1,461	2,871
Investment in subsidiaries	1,744,188	1,704,037
Goodwill	—	5,827
Other assets	4,165	1,817
Total assets	$1,922,337	$1,903,414
Liabilities and Stockholders’ Equity:
Borrowings	$254,094	$196,124
Other liabilities	5,693	4,533
Total liabilities	259,787	200,657
OceanFirst Financial Corp. stockholders’ equity	1,662,550	1,701,650
Non-controlling interest	—	1,107
Total stockholders’ equity	1,662,550	1,702,757
Total liabilities and stockholders’ equity	$1,922,337	$1,903,414
Condensed Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Dividend income – subsidiaries	$62,398	$86,350	$97,043
Interest and dividend income – debt and equity securities	2,346	3,319	2,981
Interest income – advances to subsidiary Bank	3,043	4,423	2,182
Interest income – ESOP loan receivable	93	138	183
Net gain (loss) on equity investments	916	4,225	(3,732)
Total income	68,796	98,455	98,657
Interest expense – borrowings	16,639	13,840	13,569
Operating expenses	8,245	4,875	4,050
Income before income taxes and undistributed earnings of subsidiaries	43,912	79,740	81,038
Benefit for income taxes	4,202	1,226	3,807
Income before undistributed earnings of subsidiaries	48,114	80,966	84,845
Undistributed earnings of subsidiaries	22,913	19,424	19,220
Net income	71,027	100,390	104,065
Net income attributable to non-controlling interest	49	325	36
Net income attributable to OceanFirst Financial Corp.	$70,978	$100,065	$104,029

Condensed Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$71,027	$100,390	$104,065
Decrease (increase) in advances to subsidiary Bank	23,692	(31,032)	(34,449)
Undistributed earnings of subsidiary Bank	(22,913)	(19,424)	(19,220)
Net (gain) loss on equity investments	(916)	(4,225)	3,732
Net premium amortization in excess of discount accretion on securities	420	584	981
Amortization of deferred costs on borrowings	338	626	598
Net amortization of purchase accounting adjustments	751	727	704
Net loss on disposal of controlling interest in Trident	4,338	—	—
Change in other assets and other liabilities	(763)	4,199	(3,995)
Net cash provided by operating activities	75,974	51,845	52,416
Cash flows from investing activities:
Proceeds from sales of equity investments	365	22,783	4,822
Purchase of equity investments	(7,161)	(3,082)	(7,661)
Repayments on ESOP loan receivable	1,410	1,370	2,510
Proceeds from disposal of controlling interest in Trident	2,750	—	—
Net cash (used in) provided by investing activities	(2,636)	21,071	(329)
Cash flows from financing activities:
Net proceeds from issuance of subordinated notes	181,882	—	—
Repayments of other borrowings	(125,000)	—	—
Dividends paid	(48,247)	(50,880)	(51,274)
Purchase of treasury stock	(24,945)	(21,476)	—
Redemption of preferred stock	(57,369)	—	—
Exercise of stock options	717	571	702
Distributions to non-controlling interest	(315)	—	(55)
Net cash used in financing activities	(73,277)	(71,785)	(50,627)
Net increase in cash and due from banks	61	1,131	1,460
Cash and due from banks at beginning of year	13,214	12,083	10,623
Cash and due from banks at end of year	$13,275	$13,214	$12,083

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a)Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b)Management Report on Internal Control Over Financial Reporting
Management of OceanFirst Financial Corp. and its subsidiaries are responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the COSO 2013 Framework.
Based on this assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 74.
(c)Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
During the three months ended December 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information relating to directors, executive officers and corporate governance and the Company’s compliance with Section 16(a) of the Exchange Act required by Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11.	Executive Compensation
The information relating to executive compensation required by Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management and related stockholder matters required by Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Information regarding the Company’s equity compensation plans existing as of December 31, 2025 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders	1,486,170	$23.38	2,165,868
Equity compensation plans not approved by stockholders	—	—	—
Total	1,486,170	$23.38	2,165,868

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information relating to certain relationships and related transactions and director independence required by Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14.	Principal Accountant Fees and Services
The independent public accounting firm is Deloitte & Touche LLP, Philadelphia, Pennsylvania. Their firm identification as assigned by the PCAOB is 34. The information relating to the principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of this report:
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No:	Exhibit Description	Reference
2.1	Agreement and Plan of Merger, dated as of December 29, 2025 by and among OceanFirst Financial Corp., Flushing Financial Corporation and Apollo Merger Sub Corp.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on January 5, 2026
3.1	Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
3.1A	Certificate of Amendment to the Certificate of Incorporation of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on June 4, 2018.
3.2	Bylaws of OceanFirst Financial Corp.	Incorporated herein by reference from Exhibit to Form 8-K filed on December 21, 2017.
4.0	Stock Certificate of OceanFirst Financial Corp.	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K filed on March 1, 2021.
4.8	Form of 6.375% Fixed-to-Floating Rate Subordinated Note due 2035	Incorporated herein by reference from Exhibit A included in Exhibit 4.2 to Form 8-K filed on October 27, 2025.
4.9	Indenture, dated October 29, 2025, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit 4.1 to Form 8-K filed on October 27, 2025.
4.10	First Supplemental Indenture, dated October 29, 2025, between OceanFirst Financial Corp. and Wilmington Trust, National Association, as Trustee	Incorporated herein by reference from Exhibit 4.2 to Form 8-K filed on October 27, 2025.
10.1	Form of OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.1(a)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from the Exhibits to Form 10-K filed on March 25, 1997.
10.1(b)	Amendment to OceanFirst Bank Employee Stock Ownership Plan	Incorporated herein by reference from Exhibit to Form 10-K filed on March 17, 2008.
10.3	OceanFirst Bank 1995 Supplemental Executive Retirement Plan	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4	OceanFirst Bank Deferred Compensation Plan for Directors	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.4(a)	OceanFirst Bank New Executive Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.5	OceanFirst Bank Deferred Compensation Plan for Officers	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement, effective May 13, 1996 as amended, Registration No. 33-80123.
10.5(a)	OceanFirst Bank New Director Deferred Compensation Master Agreement	Incorporated herein by reference from Exhibit to Form 8-K filed on September 23, 2008.
10.18	Amendment and form of OceanFirst Bank Employee Severance Compensation Plan	Incorporated herein by reference from Exhibits to Form 10-Q filed on August 9, 2005.
10.19	Form of OceanFirst Financial Corp. Deferred Incentive Compensation Award Program	Incorporated herein by reference from Exhibits to Form 10-K filed on March 14, 2006.

Exhibit No:	Exhibit Description	Reference
10.30	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.32	Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated June 18, 2013	Incorporated herein by reference from Exhibit to Form 8-K filed June 20, 2013.
10.35	Form of Employment Agreement between OceanFirst Financial Corp. and certain executive officers, including Joseph J. Lebel	Incorporated herein by reference from Exhibit to Form 8-K filed on April 10, 2017.
10.35A	Form of First Amendment to Confidentiality and Executive Restriction Agreement Employment between OceanFirst Financial Corp. and certain executive officers, including Christopher D. Maher, Joseph J. Lebel III, and Steven J. Tsimbinos	Incorporated herein by reference from Exhibit to Form 8-K filed on June 27, 2017.
10.40	OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 22, 2020.
10.41	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Stock Options	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.42	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Award Agreement for Time-Vested Stock Awards	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.43	Form of OceanFirst Financial Corp. 2020 Stock Incentive Plan Performance Based Stock Award Agreement	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on May 26, 2020.
10.44	Amendment No.1 to the OceanFirst Financial Corp. 2020 Stock Incentive Plan	Incorporated hereto by reference to Appendix A to the Proxy Statement on Form DEF 14A filed on April 20, 2021
10.47	Executive Employment Agreement between OceanFirst Financial Corp. and Patrick Barrett	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.48	Confidentiality and Executive Restriction Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.49	Executive Change in Control Agreement	Incorporated herein by reference from the Exhibits to Form 8-K filed on March 17, 2022
10.50	Investment Agreement, dated December 29, 2025, by and between OceanFirst, Inc. and affiliates of funds managed by Warburg Pincus LLC	Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on January 5, 2026
10.51	Amended Supplemental Executive Retirement Account Agreement between Christopher D. Maher and OceanFirst Bank dated March 28, 2025	Incorporated herein by reference from the Exhibit to Form 8-K filed on March 31, 2025
14.1	Amended OceanFirst Bank, N.A. Code of Ethics and Standards of Personal Conduct	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
14.2	OceanFirst Financial Corp. Code of Ethics for Senior Officers	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 25, 2022
19.0	Insider Trading Policy and Procedures (appendix omitted)	Incorporated herein by reference from the Exhibits to Form 10-K filed on February 28, 2025
21.0	Subsidiary information	Incorporated herein by reference to “Part I - Subsidiary Activities”
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No:	Exhibit Description	Reference
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certifications pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated herein by reference from the Exhibits to the Form 10-K filed on February 23, 2024.
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

OCEANFIRST FINANCIAL CORP.

By:	/s/ Christopher D. Maher
Christopher D. Maher
Chairman of the Board and
Chief Executive Officer

Date:	February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Date

/s/ Christopher D. Maher	February 27, 2026
Christopher D. Maher
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick S. Barrett	February 27, 2026
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patrick Chong	February 27, 2026
Patrick Chong
(Principal Accounting Officer)

/s/ John F. Barros	February 27, 2026
John F. Barros
Director

/s/ Anthony R. Coscia	February 27, 2026
Anthony R. Coscia
Director

/s/ Jack M. Farris	February 27, 2026
Jack M. Farris
Director

/s/ Robert C. Garrett	February 27, 2026
Robert C. Garrett
Director

Name	Date

/s/ Kimberly M. Guadagno	February 27, 2026
Kimberly M. Guadagno
Director

/s/ Nicos Katsoulis	February 27, 2026
Nicos Katsoulis
Director

/s/ Joseph J. Lebel	February 27, 2026
Joseph J. Lebel
Director, Senior Executive Vice President and Chief Operating Officer

/s/ Joseph M. Murphy, Jr.	February 27, 2026
Joseph M. Murphy, Jr.
Director

/s/ Steven M. Scopellite	February 27, 2026
Steven M. Scopellite
Director

/s/ Grace C. Torres	February 27, 2026
Grace C. Torres
Director

/s/ Patricia L. Turner	February 27, 2026
Patricia L. Turner
Director

/s/ Dalila Wilson-Scott	February 27, 2026
Dalila Wilson-Scott
Director