Form 10-Q
period 2026-03-31
OCEANFIRST FINANCIAL CORP
filed 2026-05-01
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
As of April 27, 2026, there were 57,600,069 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Glossary of Defined Terms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements.

Term	Acronym / Defined Term
Accounting Standards Codification	ASC
Accounting Standards Update	ASU
Accumulated Other Comprehensive Income	AOCI
Accumulated Other Comprehensive Loss	AOCL
Asset Liability Committee	ALCO
Available-for-Sale	AFS
Board of Directors	Board
Central Business District	CBD
Chief Operating Decision Maker	CODM
Commercial Real Estate	CRE
Economic Value of Equity	EVE
Employee Stock Ownership Plan	ESOP
Federal Deposit Insurance Corporation	FDIC
Federal Home Loan Bank	FHLB
Federal Reserve System	FRB
Financial Accounting Standards Board	FASB
Flushing Financial Corporation	Flushing
Generally Accepted Accounting Principals	GAAP
Held-to-Maturity	HTM
Home Equity Loans and Line and Other Consumer	Other consumer
Interest Rate Risk	IRR
Mortgage-Backed Securities	MBS
Net Asset Value	NAV
OceanFirst Bank N.A.	Bank
OceanFirst Financial Corp.	Company
Other Real Estate Owned	OREO
Purchased with Credit Deterioration	PCD
Right of Use	ROU
Securities and Exchange Commission	SEC
Securities Exchange Act of 1934, as amended	Exchange Act
Warburg Pincus LLC	Warburg

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025	March 31, 2025
SELECTED FINANCIAL CONDITION DATA:
Total assets	$14,556,336	$14,564,317	$13,309,278
Loans receivable, net of allowance for loan credit losses	11,059,275	10,970,666	10,058,072
Deposits	11,155,916	10,964,405	10,177,023
Total stockholders’ equity	1,669,368	1,662,550	1,709,117
SELECTED OPERATING DATA:
Net interest income	96,447	95,278	86,652
Provision for credit losses	2,738	3,700	5,340
Other income	6,748	9,411	11,253
Operating expenses	73,403	84,142	64,294
Net income	20,506	13,093	21,463
Net income attributable to OceanFirst Financial Corp.	20,506	13,093	21,509
Net income available to common stockholders	20,506	13,093	20,505
Diluted earnings per share	0.36	0.23	0.35
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period	28.98	28.97	29.27
Cash dividend per share	0.20	0.20	0.20
Dividend payout ratio per common share	55.56%	86.96%	57.14%
Stockholders’ equity to total assets	11.47	11.42	12.84
Return on average assets (2) (3) (4)	0.57	0.36	0.62
Return on average stockholders’ equity (2) (3) (4)	4.95	3.12	4.85
Net interest rate spread (5)	2.44	2.36	2.35
Net interest margin (2) (6)	2.93	2.87	2.90
Operating expenses to average assets (2) (4)	2.05	2.33	1.96
Efficiency ratio (4) (7)	71.13	80.37	65.67
Loan-to-deposit ratio (8)	99.70	100.60	99.50
ASSET QUALITY:
Non-performing loans (9)	$34,638	$27,791	$36,970
Non-performing assets (9)	45,031	38,057	38,887
Allowance for loan credit losses as a percent of total loans receivable (8) (10)	0.77%	0.76%	0.78%
Allowance for loan credit losses as a percent of total non-performing loans (9) (10)	248.60	301.27	213.14
Non-performing loans as a percent of total loans receivable (8) (9)	0.31	0.25	0.37
Non-performing assets as a percent of total assets (9)	0.31	0.26	0.29
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) Ratios are annualized.
(3) Ratios are based on net income available to common stockholders.
(4) Performance ratios for the quarter ended March 31, 2026 included a net expense related to a net loss on equity investments, restructuring charges, and merger related expenses of $4.6 million, or $3.8 million, net of tax benefit. Performance ratios for the quarter ended December 31, 2025 included a net expense related to net gain on equity investments, restructuring charges, credit risk transfer execution expense and merger related expenses of $12.7 million, or $10.4 million, net of tax benefit. Performance ratios for the quarter ended March 31, 2025 included a net benefit related to a net gain on equity investments of $205,000, or $156,000, net of tax expense.
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
(10) Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, was $3.8 million, $4.0 million, and $5.6 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Summary
OceanFirst Financial Corp. is the holding company for the Bank, a regional bank serving business and retail customers throughout New Jersey and the major metropolitan areas from Massachusetts through Virginia. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, sales of loans and investments, bank owned life insurance and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies, including the imposition of tariffs and retaliatory responses, and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the quarter ended March 31, 2026, as compared to the linked quarter, were as follows:

•Margin and Net Interest Expansion: Net interest margin increased six basis points to 2.93%, from 2.87%, and net interest income increased by $1.2 million, to $96.4 million.
•Sustained Growth: Total loans increased $91.9 million, a 3% annualized growth rate, and included commercial and industrial loan growth of $105.1 million, a 19% annualized growth rate.
•Controlled Expenses: Non-interest expense decreased by 13%, or $10.7 million, to $73.4 million.
Net income available to common stockholders for the quarter ended March 31, 2026 was $20.5 million, or $0.36 per diluted share, as compared to $20.5 million, or $0.35 per diluted share, for the corresponding prior year period. Dividends paid to preferred stockholders were $1.0 million for the quarter ended March 31, 2025. No such dividends were paid during the three months ended March 31, 2026 as the preferred stock was redeemed in the second quarter of 2025.
On April 15, 2026, the Company’s Board declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended March 31, 2026, will be paid on May 8, 2026 to common stockholders of record on April 27, 2026.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three months ended March 31, 2026, interest income included net loan fees of $1.1 million, as compared to $1.4 million for the same prior year period.
The following tables set forth certain information relating to the Company for the three months ended March 31, 2026 and 2025. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$83,036	$662	3.23%	$95,439	$983	4.18%
Securities (2)	2,282,663	22,305	3.96	2,003,206	19,701	3.99
Loans receivable, net (3)
Commercial	7,687,461	109,097	5.76	6,781,005	98,260	5.88
Residential real estate	3,167,262	33,141	4.19	3,065,679	31,270	4.08
Other consumer	199,318	3,086	6.28	228,553	3,489	6.19
Allowance for loan credit losses, net of deferred loan costs and fees	(61,878)	—	—	(61,854)	—	—
Loans receivable, net	10,992,163	145,324	5.34	10,013,383	133,019	5.37
Total interest-earning assets	13,357,862	168,291	5.10	12,112,028	153,703	5.13
Non-interest-earning assets	1,192,836			1,199,865
Total assets	$14,550,698			$13,311,893
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,509,841	22,820	2.05%	$4,135,952	21,433	2.10%
Money market	1,472,989	8,808	2.43	1,322,003	9,353	2.87
Savings	988,964	1,306	0.54	1,058,015	1,785	0.68
Time deposits	2,372,824	20,761	3.55	1,916,109	18,475	3.91
Total	9,344,618	53,695	2.33	8,432,079	51,046	2.46
FHLB advances	1,261,984	12,884	4.14	996,293	11,359	4.62
Securities sold under agreements to repurchase	59,806	384	2.60	64,314	428	2.70
Other borrowings	299,919	4,881	6.60	283,150	4,218	6.04
Total borrowings	1,621,709	18,149	4.54	1,343,757	16,005	4.83
Total interest-bearing liabilities	10,966,327	71,844	2.66	9,775,836	67,051	2.78
Non-interest-bearing deposits	1,731,789			1,597,972
Non-interest-bearing liabilities	174,100			222,951
Total liabilities	12,872,216			11,596,759
Stockholders’ equity	1,678,482			1,715,134
Total liabilities and stockholders’ equity	$14,550,698			$13,311,893
Net interest income		$96,447			$86,652
Net interest rate spread (4)			2.44%			2.35%
Net interest margin (5)			2.93%			2.90%
Total cost of deposits (including non-interest-bearing deposits)			1.97%			2.06%

(1)Average yields and costs are annualized.
(2)Amounts represent debt and equity securities, including FHLB and FRB stock, and are recorded at average amortized cost, net of allowance for securities credit losses.
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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025
Total assets decreased by $8.0 million to $14.56 billion, primarily due to a decrease in total debt securities, offset by an increase in loans. Debt securities AFS decreased by $50.7 million to $1.18 billion, from $1.23 billion, primarily due to principal reductions, maturities and calls. Debt securities HTM decreased by $28.7 million to $852.9 million, from $881.6 million, primarily due to principal repayments. Total loans increased by $91.9 million to $11.12 billion, from $11.03 billion, primarily due to an increase in commercial loans of $162.9 million, partly offset by a decrease in total consumer loans of $71.0 million.
Total liabilities decreased by $14.8 million to $12.89 billion, from $12.90 billion primarily related to a decrease in FHLB advances, partly offset by an increase in deposits. FHLB advances decreased by $217.0 million to $1.18 billion, from $1.40 billion driven by a shift to more favorably priced deposits. Deposits increased by $191.5 million to $11.16 billion, from $10.96 billion, primarily due to an increase in interest bearing deposits of $182.2 million. Time deposits decreased by $81.6 million to $2.39 billion, from $2.47 billion, representing 21.4% and 22.5% of total deposits, respectively. Time deposits included a decrease in brokered time deposits of $121.9 million, partly offset by an increase in retail time deposits of $40.6 million. The loan-to-deposit ratio was 99.7%, as compared to 100.6%.
Other liabilities decreased by $7.0 million to $202.3 million, from $209.3 million, mostly due to payment of annual incentive accruals, partly offset by collateral received from counterparties.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at March 31, 2026, including the Company’s common equity tier one capital ratio of 10.75%.
Total stockholders’ equity increased to $1.67 billion, as compared to $1.66 billion, primarily due to net income, partially offset by capital returns comprised of dividends and share repurchases. Additionally, accumulated other comprehensive loss increased by $2.4 million primarily due to decreases in the fair market value of AFS debt securities, net of tax.
During the quarter ended March 31, 2026, the Company repurchased 177,450 shares totaling $3.4 million representing a weighted average cost of $19.18, which represented repurchases of exercised options and vesting of awards from employees outside of the authorized share repurchase program. As of March 31, 2026, the Company had 3,226,284 shares available for repurchase under the authorized repurchase programs.
The Company’s stockholders’ equity to assets ratio was 11.47%, as compared to 11.42% and book value per share increased to $28.98, as compared to $28.97, primarily due to the drivers noted above.
Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025
General
Net income available to common stockholders was $20.5 million, or $0.36 per diluted share, as compared to $20.5 million, or $0.35 per diluted share. Net income for the quarter ended March 31, 2026 included merger-related expenses of $4.2 million, a net loss of $354,000 on equity investments, and restructuring charges of $128,000. These items decreased net income by $3.8 million, net of tax.
Net income for the quarter ended March 31, 2025 included net gains on equity investments of $205,000, which increased net income by $156,000, net of tax.
Interest Income
Interest income for the three months ended March 31, 2026 increased to $168.3 million from $153.7 million. The average balance of interest-earning assets increased by $1.25 billion, primarily due to increases in commercial loans and securities. The average yield for interest-earning assets decreased to 5.10%, from 5.13%, primarily due to the repricing of assets tied to short-term rates.
Interest Expense
Interest expense for the three months ended March 31, 2026 increased to $71.8 million from $67.1 million. The average balance of interest-bearing liabilities increased by $1.19 billion, primarily due to increases in deposits and FHLB advances. The cost of average interest-bearing liabilities decreased to 2.66% from 2.78%, primarily due to repricing of deposits and, to a lesser extent, FHLB advances. The total cost of deposits decreased nine basis points to 1.97% from 2.06%.

Net Interest Income and Margin
Net interest income for the quarter ended March 31, 2026 increased to $96.4 million, from $86.7 million, reflecting the net impact of the interest rate environment and an increase in average balances. Net interest margin increased to 2.93%, from 2.90%, primarily due to a decrease in cost of funds.
Provision for Credit Losses
Provision for credit losses for the quarter ended March 31, 2026 was $2.7 million, as compared to $5.3 million. The current quarter provision was primarily driven by net loan growth and an increase in criticized and classified loans, partly offset by a decrease in off-balance sheet commitments.

Net loan charge-offs were $701,000 for the quarter ended March 31, 2026, as compared to $636,000 for the corresponding prior year period. The prior year period included charge-offs of $720,000 related to the sale of $5.1 million of non-performing residential and consumer loans.
Non-interest Income
Other income decreased to $6.7 million, as compared to $11.3 million. Other income was adversely impacted by net losses on equity investments of $354,000 in the current quarter. For the prior year period, other income was favorably impacted by net gains on equity investments of $205,000. The remaining decrease of $3.9 million was primarily driven by a decrease in fees and service charges of $1.9 million related to disposition of the title business at the beginning of the fourth quarter last year, and a decrease in a net gain on sale of loans of $886,000 due to the discontinuation of residential loan originations. In addition, the prior period included non-recurring other income of $842,000.
Non-interest Expense
Operating expenses increased to $73.4 million, as compared to $64.3 million. Operating expenses in the current quarter were adversely impacted by merger-related expenses of $4.2 million, for the anticipated merger with Flushing, and restructuring charges of $128,000, related to the discontinuation of residential loan originations. The remaining increase of $4.8 million was primarily driven by an increase in compensation and benefits of $2.7 million, mostly due to the net impact of discontinuation of residential initiatives and commercial banking hires adjusted for annual inflationary increases. The prior year also included a $1.3 million benefit from normal incentive-related adjustments released. Additional drivers were increases in professional fees of $797,000, partly due to higher consulting fees, other operating expenses of $627,000, mostly due to credit risk transfer premium expense, and data processing expense of $405,000.
Income Tax Expense
The provision for income taxes was $6.5 million, as compared to $6.8 million. The effective tax rate was 24.2%, as compared to 24.1%.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of March 31, 2026, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of March 31, 2026, total on-balance sheet liquidity and funding capacity was $3.9 billion.

The Bank has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of government deposits are protected by FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At March 31, 2026, the Bank reported $6.82 billion of estimated uninsured deposits in its Call Report. This total included $2.95 billion of collateralized government deposits and $2.08 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $1.79 billion, or 15.9% of total deposits. On-balance-sheet liquidity and funding capacity represented 220% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt and common stock. For the three months ended March 31, 2026, the Parent Company received no dividend payments from the Bank. At March 31, 2026, the Parent Company held $77.8 million in cash and cash equivalents.
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
As of March 31, 2026, the Company pledged $7.94 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a letter of credit to collateralize certain municipal deposits. The Company also pledged $1.41 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $1.18 billion of FHLB advances, including $929.2 million of outstanding FHLB term advances and $251.0 million of overnight borrowings as of March 31, 2026, as compared to $929.2 million of FHLB term advances and $468.0 million of overnight borrowings at December 31, 2025.
The Company’s cash needs for the quarter ended March 31, 2026 were primarily satisfied by an increase in deposits, and primarily utilized for the net repayment of FHLB advances and loan growth.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At March 31, 2026, outstanding commitments to originate loans totaled $417.8 million and outstanding undrawn lines of credit totaled $1.85 billion, of which $1.60 billion were commitments to commercial and commercial construction borrowers and $255.0 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At March 31, 2026, the Company also had various contractual obligations, which included debt obligations of $1.50 billion, including finance lease obligations of $1.1 million, and an additional $17.9 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.35 billion at March 31, 2026. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays.
Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of its common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the quarter ended March 31, 2026, the Company repurchased 177,450 shares of its common stock, totaling $3.4 million, which represented repurchases of exercised options and vesting of awards from employees outside of the authorized share repurchase program. At March 31, 2026, there were 3,226,284 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the three months ended March 31, 2026 were $11.5 million.
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
Management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both AFS and held-to-maturity. As of March 31, 2026, the Bank and Company continued to maintain adequate capital under all stress scenarios. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.

Regulatory Capital Requirements
As of March 31, 2026 and December 31, 2025, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of March 31, 2026	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,206,357	8.61%	$560,251	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,131,388	10.75	736,924	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,206,357	11.46	894,836	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,481,716	14.07	1,105,386	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,224,374	8.80%	$556,544	4.00%		$695,680	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,224,374	11.73	730,614	7.00	(1)	678,428	6.50
Tier 1 capital (to risk-weighted assets)	1,224,374	11.73	887,174	8.50	(1)	834,988	8.00
Total capital (to risk-weighted assets)	1,314,732	12.60	1,095,921	10.50	(1)	1,043,735	10.00
As of December 31, 2025
Company:
Tier 1 capital (to average assets)	$1,193,942	8.65%	$551,966	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,119,172	10.72	730,982	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,193,942	11.43	887,621	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,467,329	14.05	1,096,473	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,194,054	8.71%	$548,260	4.00%		$685,326	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,194,054	11.54	724,359	7.00	(1)	672,619	6.50
Tier 1 capital (to risk-weighted assets)	1,194,054	11.54	879,578	8.50	(1)	827,839	8.00
Total capital (to risk-weighted assets)	1,282,441	12.39	1,086,538	10.50	(1)	1,034,798	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At March 31, 2026 and December 31, 2025, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At March 31, 2026 and December 31, 2025, the Company maintained a stockholders’ equity to total assets ratio of 11.47% and 11.42%, respectively.

Lending Activities
Loan Portfolio Composition. At March 31, 2026, the Company had total loans outstanding of $11.12 billion, of which $5.48 billion, or 49.3% of total loans, were investor owned commercial real estate, multi-family, and construction (including residential development loans), collectively, “commercial real estate - investor”. The remainder of the portfolio consisted of commercial and industrial loans, of which $1.02 billion were commercial and industrial - real estate, or 9.1% of total loans; and $1.30 billion were commercial and industrial - non-real estate loans, or 11.7% of total loans; $3.13 billion of residential real estate loans, or 28.1% of total loans; and $198.0 million of other consumer loans, primarily home equity loans and lines of credit, or 1.8% of total loans.
Commercial Real Estate - Investor Owned. At March 31, 2026, the Bank’s total investor owned commercial real estate loans outstanding were $5.48 billion, or 49.3% of total loans, as compared to $5.42 billion, or 49.1% of total loans at December 31, 2025. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.
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
The following table presents the Company’s commercial real estate - investor owned loans by industry as of March 31, 2026:

	As of March 31, 2026
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$463,056	9%	52%	1.9x
Medical	300,403	6	55	1.7
Credit Tenant	276,875	6	61	1.5
Total Office (3)	1,040,334	21	55	1.7
Retail	1,128,005	23	61	1.9
Multi-family (4)	984,053	20	61	1.5
Industrial/warehouse	809,172	17	51	2.0
Hospitality	173,998	4	46	1.8
Other (5)	754,418	15	52	1.8
Total	4,889,980	100%	56	1.8
Construction	588,852
Total CRE investor owned	$5,478,832
(1) Represents the weighted average of loan balances as of March 31, 2026 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) CBD exposure represented $118 million, or 11.3%, of the total office loan balance at March 31, 2026. Office CBD loans had a weighted average LTV of 49% and weighted average debt service coverage ratio of 1.7x at March 31, 2026. $104 million, or 89%, of the total office CBD exposure are to credit tenants, life sciences and medical borrowers at March 31, 2026. New York City office CBD loans represented $7 million, or 0.05% of the Company’s total assets at March 31, 2026.
(4) New York City rent-regulated multi-family loans, where the property has more than 50% of its units rent-regulated, represented $28 million, or 0.19% of the Company’s total assets at March 31, 2026.

(5) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.
The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of March 31, 2026:

	As of March 31, 2026
(dollars in thousands)	Amount	Percent of Total
New York	$1,474,336	30%
Pennsylvania and Delaware	1,362,766	28
New Jersey	1,271,107	26
Massachusetts	184,214	4
Maryland and District of Columbia	133,752	3
Other	463,805	9
Total	4,889,980	100%
Construction	588,852
Total CRE investor owned	$5,478,832
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans and other real estate acquired through foreclosure. It is the policy of the Company to cease accruing interest on loans 90 days or more past due or in the process of foreclosure.

	March 31,	December 31,
	2026	2025
	(dollars in thousands)
Non-performing assets (1) (2):
Commercial real estate – investor	$18,970	$13,636
Commercial and industrial:
Commercial and industrial - real estate	5,541	4,813
Commercial and industrial - non-real estate	228	640
Total commercial and industrial	5,769	5,453
Residential real estate	7,011	6,200
Other consumer	2,888	2,502
Total non-performing loans	34,638	27,791
Other real estate owned	10,393	10,266
Total non-performing assets	$45,031	$38,057
Allowance for loan credit losses	$86,110	$83,726
Allowance for unfunded commitments	3,738	4,028
PCD loans, net of allowance for loan credit losses	14,604	14,968
Delinquent loans 30-89 days	55,876	47,808
Allowance for loan credit losses as a percent of total loans receivable (3)	0.77%	0.76%
Allowance for loan credit losses as a percent of total non-performing loans (3)	248.60	301.27
Non-performing loans as a percent of total loans receivable	0.31	0.25
Non-performing assets as a percent of total assets	0.31	0.26
(1)Excludes loans held-for-sale.
(2)Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. Non-performing loans consist of all loans 90 days or more past due and other loans in the process of foreclosure.
(3)Loans acquired from acquisitions were recorded at fair value. The net unamortized credit and PCD marks on these loans, not reflected in the allowance for loan credit losses, were $3.8 million and $4.0 million at March 31, 2026 and December 31, 2025, respectively.

Overall asset quality metrics remained stable. The Company’s non-performing loans represented 0.31% and 0.25% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 248.60%, as compared to 301.27%. The level of 30 to 89 days delinquent loans increased to $55.9 million, from $47.8 million, primarily related to commercial loans. The Company’s other real estate owned increased to $10.4 million from $10.3 million. The Company’s allowance for loan credit losses to total loans was 0.77%, as compared to 0.76%.

The Company classifies loans (other than loans held-for-sale) and other real estate owned in accordance with regulatory guidelines. The table below represents Special Mention and Substandard loans (other than loans held-for-sale) and other real estate owned (in thousands):

	March 31,	December 31,
	2026	2025
Special Mention	$15,901	$18,161
Substandard	164,834	103,981
Total	$180,735	$122,142
Special mention and substandard loans (other than loans held-for-sale) and other real estate owned increased by $58.6 million to $180.7 million at March 31, 2026 from $122.1 million at December 31, 2025. The increase was primarily due to one accruing commercial and industrial relationship totaling $50.4 million that moved to substandard during the three months ended March 31, 2026.
Critical Accounting Policies and Estimates

Note 1 to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the consolidated statements of financial condition at estimated fair value or the lower of cost or estimated fair value.

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

Goodwill in accordance with ASC 350, Intangibles - Goodwill and Other, was also a critical accounting estimate in the preparation of the consolidated financial statements at March 31, 2026 and December 31, 2025.
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

Impact of New Accounting Pronouncements

Accounting Pronouncements Adopted in 2026

None.

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
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the federal securities laws, which are based on certain assumptions and describe future plans, strategies and expectations of the Company. Forward-looking statements may be identified by the use of the words such as “ estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “could,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. These statements are based on various assumptions, whether or not identified in this document, and on the current expectations of the Company’s management and are not predictions of actual performance, and, as a result, are subject to risks and uncertainties. These forward-looking statements are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict, may differ from assumptions and many are beyond the control of the Company. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
These forward-looking statements may include statements with respect to the proposed transaction between the Company and Flushing and the proposed investment by Warburg in the Company’s equity securities.
Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses, the effects of a potential future federal government shutdown, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, our ability to enter into new markets and capitalize on growth opportunities, the adequacy of and changes in the economic assumptions and methodology for computing the allowance for credit losses, availability of capital, competition, our ability to maintain and increase market share and control expenses, changes in investor sentiment and consumer spending, borrowing and savings habits, changes in accounting principles, a failure in or breach of the Company’s operational or security systems or infrastructure, including cyberattacks and fraud, the failure to maintain current technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
Additional forward-looking statements related to the proposed transaction with Flushing and the proposed investment by Warburg include, but are not limited to: (i) the risk that the proposed transaction may not be completed in a timely manner or at all; (ii) the failure to satisfy the conditions to the consummation of the proposed transaction, including obtaining the necessary regulatory approvals (and the risk that such regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction); (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between the Company and Flushing; (iv) the inability to obtain alternative capital in the event it becomes necessary to complete the proposed transaction; (v) the effect of the announcement or pendency of the proposed transaction on Company’s and Flushing’s business relationships, operating results and business generally; (vi) risks that the proposed transaction disrupts current plans and operations of the Company and Flushing; (vii) potential difficulties in retaining Company and Flushing customers and employees as a result of the proposed transaction; (viii) potential litigation relating to the proposed transaction that could be instituted against the Company, Flushing or their respective directors and officers, including the effects of any outcomes related thereto; (ix) the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected expenses, factors or events; (x) the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and Flushing do business; and (xi) the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the transaction. The foregoing list of factors is not exhaustive. All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth above.

These risks and uncertainties are further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under Item 1A - Risk Factors and elsewhere, and subsequent securities filings and should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Management of Interest Rate Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the IRR inherent in its lending, investment, deposit-taking, and funding activities. The Company’s profitability is affected by fluctuations in interest rates. Changes in interest rates may negatively or positively impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. Changes in interest rates may also negatively or positively impact the market value of the Company’s investment securities, in particular fixed-rate instruments. Net gains or losses in AFS securities can increase or decrease accumulated other comprehensive income or loss and total stockholders’ equity. Management actively monitors and manages IRR. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a substantial impact on the earnings and stockholders’ equity of the Company.
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
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” Interest rate sensitivity is monitored through the use of an IRR model, which measures the change in the institution’s EVE and net interest income under various interest rate scenarios. EVE is the difference between the net present value of assets, liabilities and off-balance-sheet contracts. Interest rate sensitivity is monitored by management through the use of a model which measures IRR by modeling the change in EVE and net interest income over a range of interest rate scenarios. Modeled assets and liabilities are assumed to reprice at respective repricing or maturity dates. Pricing caps and floors are included in the results, where applicable. The Company uses prepayment expectations set forth by market sources as well as Company generated data where applicable. Generally, cash flows from loans and securities are assumed to be reinvested to maintain a static balance sheet. Other assumptions about balance sheet mix are generally held constant. The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes thereto contained in the 2025 Form 10-K and this Quarterly Report on Form 10-Q.
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 7, Fair Value Measurements to the consolidated financial statements. However, for non-maturity deposits, the fair value differs for EVE as it also considers the likelihood of deposit withdrawals and the current weighted average deposit rate relative to market rates. The Company’s weighted average age of non-maturity deposit accounts was approximately 15.5 years, and the weighted average cost was 1.5%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. At both March 31, 2026 and December 31, 2025, the Company was in compliance with Board guidelines for each scenario. The following table sets forth sensitivity for a specific range of interest rate scenarios as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(4.4)%	(1.8)%	(6.6)%	(2.5)%
200	(2.5)	(1.0)	(4.0)	(1.4)
100	(1.0)	(0.5)	(1.7)	(0.6)
Static	—	—	—	—
(100)	0.7	1.2	1.4	1.2
(200)	(0.6)	2.5	0.5	2.2
(300)	(5.2)	3.9	(4.3)	3.0
The net interest income sensitivity results indicate that at March 31, 2026, the Company was modestly liability sensitive, and the measure of EVE at risk decreased in both rising and falling rate scenarios from December 31, 2025 to March 31, 2026. The change in sensitivity between March 31, 2026 and December 31, 2025 was impacted by growth in floating rate loans partially offset by a mix shift into non-maturity deposits with higher betas, a mix shift in the investment portfolio and a decline in interest earning cash.
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
Item 4.    Controls and Procedures
(a) Disclosure Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$136,981	$135,130
Debt securities available-for-sale, at estimated fair value	1,181,087	1,231,827
Debt securities held-to-maturity, net of allowance for securities credit losses of $754 at March 31, 2026 and $811 at December 31, 2025 (estimated fair value of $793,409 at March 31, 2026 and $825,790 at December 31, 2025)	852,917	881,568
Equity investments	88,239	91,882
Restricted equity investments, at cost	119,503	129,329
Loans receivable, net of allowance for loan credit losses of $86,110 at March 31, 2026 and $83,726 at December 31, 2025	11,059,275	10,970,666
Loans held-for-sale	—	5,768
Interest and dividends receivable	49,588	49,010
Other real estate owned	10,393	10,266
Premises and equipment, net	112,066	112,743
Bank owned life insurance	271,650	270,301
Goodwill	517,481	517,481
Intangibles	8,198	9,046
Other assets	148,958	149,300
Total assets	$14,556,336	$14,564,317
Liabilities and Stockholders’ Equity
Deposits	$11,155,916	$10,964,405
FHLB advances	1,180,179	1,397,179
Securities sold under agreements to repurchase with customers	67,249	54,434
Other borrowings	255,518	255,233
Advances by borrowers for taxes and insurance	25,851	21,245
Other liabilities	202,255	209,271
Total liabilities	12,886,968	12,901,767
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 63,329,377 and 62,942,427 shares issued at March 31, 2026 and December 31, 2025, respectively; and 57,600,069 and 57,390,569 shares outstanding at March 31, 2026 and December 31, 2025, respectively	629	625
Additional paid-in capital	1,121,646	1,118,331
Retained earnings	671,657	662,616
Accumulated other comprehensive loss	(4,573)	(2,159)
Less: Unallocated common stock held by ESOP	(991)	(1,301)
Treasury stock, 5,729,308 and 5,551,858 shares at March 31, 2026 and December 31, 2025, respectively	(119,000)	(115,562)
Total stockholders’ equity	1,669,368	1,662,550
Total liabilities and stockholders’ equity	$14,556,336	$14,564,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Interest income:
Loans	$145,324	$133,019
Debt securities	19,810	17,270
Equity investments and other	3,157	3,414
Total interest income	168,291	153,703
Interest expense:
Deposits	53,695	51,046
Borrowed funds	18,149	16,005
Total interest expense	71,844	67,051
Net interest income	96,447	86,652
Provision for credit losses	2,738	5,340
Net interest income after provision for credit losses	93,709	81,312
Other income (loss):
Bankcard services revenue	1,629	1,463
Trust and asset management revenue	433	406
Fees and service charges	2,813	4,712
Net (loss) gain on sales of loans	(28)	858
Net (loss) gain on equity investments	(354)	205
Net loss from other real estate operations	(164)	(16)
Income from bank owned life insurance	1,874	1,852
Commercial loan swap income	345	620
Other	200	1,153
Total other income	6,748	11,253
Operating expenses:
Compensation and employee benefits	39,484	36,740
Occupancy	5,832	5,497
Equipment	921	921
Marketing	963	1,108
Federal deposit insurance and regulatory assessments	3,215	2,983
Data processing	7,052	6,647
Check card processing	1,098	1,170
Professional fees	3,222	2,425
Amortization of intangibles	848	940
Merger related expenses	4,150	—
Restructuring charges	128	—
Other operating expenses	6,490	5,863
Total operating expenses	73,403	64,294
Income before provision for income taxes	27,054	28,271
Provision for income taxes	6,548	6,808
Net income	20,506	21,463
Net loss attributable to non-controlling interest	—	(46)
Net income attributable to OceanFirst Financial Corp.	20,506	21,509
Dividends on preferred shares	—	1,004
Net income available to common stockholders	$20,506	$20,505
Basic earnings per share	$0.36	$0.35
Diluted earnings per share	$0.36	$0.35
Average basic shares outstanding	57,043	58,102
Average diluted shares outstanding	57,048	58,111
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Net income	$20,506	$21,463
Other comprehensive (loss) income:
Net unrealized (loss) gain on debt securities (net of tax benefit of $788 in 2026 and tax expense of $788 in 2025)	(2,472)	2,473
Accretion of unrealized loss on debt securities reclassified to HTM (net of tax expense of $40 in 2026 and $44 in 2025)	58	64
Reclassification adjustment for losses included in net income (net of tax expense of $20 in 2025)	—	64
Total other comprehensive (loss) income, net of tax	(2,414)	2,601
Total comprehensive income	18,092	24,064
Less: comprehensive loss attributable to non-controlling interest	—	(46)
Comprehensive income attributable to OceanFirst Financial Corp.	18,092	24,110
Less: dividends on preferred shares	—	1,004
Total comprehensive income available to common stockholders	$18,092	$23,106
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2024	$1	$613	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757
Net income (loss)	—	—	—	21,509	—	—	—	(46)	21,463
Other comprehensive income, net of tax	—	—	—	—	2,601	—	—	—	2,601
Stock compensation	—	12	1,726	—	—	—	—	—	1,738
Allocation of ESOP stock	—	—	(18)	—	—	310	—	—	292
Cash dividend - $0.20 per share	—	—	—	(11,686)	—	—	—	—	(11,686)
Exercise of stock options	—	—	119	—	—	—	—	—	119
Repurchase 398,395 shares of common stock	—	—	31	—	—	—	(6,928)	—	(6,897)
Preferred stock dividend	—	—	—	(1,004)	—	—	—	—	(1,004)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(266)	(266)
Balance at March 31, 2025	$1	$625	$1,170,179	$650,546	$(13,252)	$(2,232)	$(97,545)	$795	$1,709,117

Balance at December 31, 2025	$—	$625	$1,118,331	$662,616	$(2,159)	$(1,301)	$(115,562)	$—	$1,662,550
Net income	—	—	—	20,506	—	—	—	—	20,506
Other comprehensive loss, net of tax	—	—	—	—	(2,414)	—	—	—	(2,414)
Stock compensation	—	3	950	—	—	—	—	—	953
Allocation of ESOP stock	—	—	(6)	—	—	310	—	—	304
Cash dividend - $0.20 per share	—	—	—	(11,465)	—	—	—	—	(11,465)
Exercise of stock options	—	1	2,322	—	—	—	—	—	2,323
Repurchase of 177,450 shares of common stock	—	—	49	—	—	—	(3,438)	—	(3,389)
Balance at March 31, 2026	$—	$629	$1,121,646	$671,657	$(4,573)	$(991)	$(119,000)	$—	$1,669,368

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$20,506	$21,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,641	2,542
Allocation of ESOP stock	304	292
Stock compensation	953	1,738
Net excess tax expense on stock compensation	75	195
Amortization of servicing asset	265	62
Net (discount) premium amortization in excess of discount accretion on securities	(3,011)	45
Net amortization of deferred costs on borrowings	155	146
Amortization of intangibles	848	940
Net accretion of purchase accounting adjustments	(70)	(238)
Net amortization of deferred fees/costs and premiums/discounts on loans	(1,759)	(2,451)
Provision for credit losses	2,738	5,340
Net (gain) loss on sale of OREO and fixed assets	(10)	2
Net loss (gain) on equity investments	354	(205)
Net loss (gain) on sales of loans	28	(858)
Proceeds from sales of residential loans held for sale	2,676	105,849
Residential loans originated for sale	3,064	(93,478)
Increase in cash surrender value of bank owned life insurance	(1,756)	(1,852)
(Increase) decrease in interest and dividends receivable	(578)	1,071
Deferred tax benefit provision	(2)	(101)
Decrease in other assets	4,590	15,409
Decrease in other liabilities	(6,801)	(57,697)
Total adjustments	4,704	(23,249)
Net cash provided by (used in) operating activities	25,210	(1,786)
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(89,706)	13,723
Proceeds from sales of non-performing loans	—	4,583
Purchase of loan pools, net of discount	—	(24,297)
Purchase of debt securities AFS	(8,356)	(6,943)
Purchase of equity investments	(2,212)	(3,160)
Proceeds from maturities and calls of debt securities AFS	4,875	1,500
Proceeds from maturities and calls of debt securities HTM	8,874	16,146
Proceeds from calls and sales of equity investments	5,395	—
Principal repayments on debt securities AFS	50,796	89,767
Principal repayments on debt securities HTM	20,580	25,025
Proceeds from bank owned life insurance	407	2,662
Proceeds from the redemption of restricted equity investments	157,716	55,760
Purchases of restricted equity investments	(147,890)	(49,298)
Capitalized improvements to OREO	(261)	—
Proceeds from sale of OREO	144	—
Purchases of premises and equipment	(1,952)	(1,856)
Net cash (used in) provided by investing activities	(1,590)	123,612

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from financing activities:
Increase in deposits	$191,511	$110,683
Increase in short-term borrowings	12,800	4,546
Net repayment of FHLB advances	(217,000)	(181,590)
Increase in advances by borrowers for taxes and insurance	4,606	5,758
Exercise of stock options	2,323	119
Payment of employee taxes withheld from stock awards and phantom stock units	(1,155)	(1,383)
Purchase of treasury stock	(3,389)	(6,897)
Dividends paid	(11,465)	(12,690)
Distributions to non-controlling interest	—	(266)
Net cash used in financing activities	(21,769)	(81,720)
Net increase in cash and due from banks and restricted cash	1,851	40,106
Cash and due from banks and restricted cash at beginning of period	135,130	123,615
Cash and due from banks and restricted cash at end of period	$136,981	$163,721
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$135,130	$123,615
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$135,130	$123,615
Cash and due from banks at end of period	$136,981	$163,721
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$136,981	$163,721
Cash paid during the period for:
Interest	$67,458	$66,648
Income taxes	3,828	1,565
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	98	108
Net loan charge-offs	701	636
Transfer of loans receivable to OREO	—	106
Transfer of loans receivable to loans held-for-sale	—	4,583

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: the Company; its wholly-owned subsidiaries, the Bank and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; and Spring Garden Capital Group, LLC (and its subsidiaries). The Company disposed of its 60% controlling interest in Trident Abstract Title Agency, LLC on October 1, 2025, which was included in the Company’s consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the full year 2026 or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding	57,466	58,541
Less: Unallocated ESOP shares	(58)	(123)
Unallocated incentive award shares	(365)	(316)
Average basic shares outstanding	57,043	58,102
Add: Effect of dilutive securities:
Incentive awards	5	9
Average diluted shares outstanding	57,048	58,111
For the three months ended March 31, 2026 and 2025, antidilutive stock options of 1,338,000 and 1,359,000, respectively, were excluded from the earnings per share calculation.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities AFS and HTM at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At March 31, 2026
Debt securities AFS:
U.S. government and agency obligations	$54,619	$—	$(2,598)	$52,021	$—
State and municipal debt obligations	76,200	4,102	(8)	80,294	—
Corporate debt securities	23,085	587	(125)	23,547	—
Asset-backed securities	95,524	4	(225)	95,303	—
MBS:
Agency residential	836,019	843	(5,505)	831,357	—
Agency commercial	107,808	—	(9,243)	98,565	—
Total mortgage-backed securities	943,827	843	(14,748)	929,922	—
Total excluding fair value hedge basis adjustment	1,193,255	5,536	(17,704)	1,181,087	—
Fair value hedge basis adjustment (1)	(6,700)	—	6,700	—	—
Total debt securities AFS	$1,186,555	$5,536	$(11,004)	$1,181,087	$—
Debt securities HTM:
State and municipal debt obligations	$159,656	$418	$(9,584)	$150,490	$(21)
Corporate debt securities	46,136	211	(522)	45,825	(717)
Mortgage-backed securities:
Agency residential	569,963	977	(45,861)	525,079	—
Agency commercial	76,851	3	(5,823)	71,031	—
Non-agency commercial	1,065	—	(81)	984	(16)
Total mortgage-backed securities	647,879	980	(51,765)	597,094	(16)
Total debt securities HTM	$853,671	$1,609	$(61,871)	$793,409	$(754)
Total debt securities	$2,040,226	$7,145	$(72,875)	$1,974,496	$(754)
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$54,607	$—	$(2,666)	$51,941	$—
State, municipal and sovereign debt obligations	75,776	7,359	—	83,135	—
Corporate debt securities	27,947	575	(298)	28,224	—
Asset-backed securities	114,595	60	(161)	114,494	—
Mortgage-backed securities:
Agency residential	857,079	1,773	(3,830)	855,022	—
Agency commercial	108,070	2	(9,061)	99,011	—
Total mortgage-backed securities	965,149	1,775	(12,891)	954,033	—
Total excluding fair value hedge basis adjustment	1,238,074	9,769	(16,016)	1,231,827	—
Fair value hedge basis adjustment (1)	(4,038)	—	4,038	—	—
Total debt securities AFS	$1,234,036	$9,769	$(11,978)	$1,231,827	$—
Debt securities HTM:
State and municipal debt obligations	$165,267	$434	$(8,518)	$157,183	$(22)
Corporate debt securities	48,986	251	(692)	48,545	(772)
Mortgage-backed securities:
Agency residential	589,078	1,788	(44,521)	546,345	—
Agency commercial	77,517	8	(5,256)	72,269	—
Non-agency commercial	1,531	—	(83)	1,448	(17)
Total mortgage-backed securities	668,126	1,796	(49,860)	620,062	(17)
Total debt securities HTM	$882,379	$2,481	$(59,070)	$825,790	$(811)
Total debt securities	$2,116,415	$12,250	$(71,048)	$2,057,617	$(811)
(1)Refer to Note 8, Derivatives and Hedging Activities for additional information.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities HTM for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Allowance for securities credit losses
Beginning balance	$(811)	$(967)
Benefit for credit losses	57	69
Total ending allowance balance	$(754)	$(898)
The Company monitors the credit quality of debt securities HTM on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities HTM at March 31, 2026, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of March 31, 2026
State and municipal debt obligations	$159,656	$—	$159,656
Corporate debt securities	33,050	13,086	46,136
Non-agency commercial MBS	1,065	—	1,065
Total debt securities held-to-maturity	$193,771	$13,086	$206,857
There were no realized gains/losses on sale of debt securities AFS for either the three months ended March 31, 2026 or 2025.
The amortized cost and estimated fair value of debt securities at March 31, 2026 by contractual maturity are shown below (in thousands):

March 31, 2026	Amortized Cost (1)	Estimated Fair Value
Less than one year	$56,464	$55,811
Due after one year through five years	121,721	117,553
Due after five years through ten years	77,377	75,888
Due after ten years	199,658	198,228
	$455,220	$447,480
(1)The amortized cost of AFS securities excludes the portfolio layer fair value hedge basis adjustments of $6.7 million at March 31, 2026.
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2026, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost, excluding the fair value hedge basis adjustments, of $68.7 million, $114.2 million, and $95.5 million, respectively, and an estimated fair value of $68.8 million, $118.0 million, and $95.3 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities AFS and HTM at March 31, 2026 and December 31, 2025, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)
At March 31, 2026
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$52,021	$(2,598)	$52,021	$(2,598)
State and municipal debt obligations	832	(8)	—	—	832	(8)
Corporate debt securities	2,256	(53)	1,928	(72)	4,184	(125)
Asset-backed securities	93,299	(225)	—	—	93,299	(225)
MBS:
Agency residential	516,034	(5,458)	17,544	(47)	533,578	(5,505)
Agency commercial	489	—	98,076	(9,243)	98,565	(9,243)
Total MBS	516,523	(5,458)	115,620	(9,290)	632,143	(14,748)
Total debt securities AFS	612,910	(5,744)	169,569	(11,960)	782,479	(17,704)
Debt securities HTM:
State and municipal debt obligations	9,738	(179)	126,077	(9,405)	135,815	(9,584)
Corporate debt securities	4,403	(224)	12,233	(298)	16,636	(522)
MBS:
Agency residential	79,177	(1,317)	365,193	(44,544)	444,370	(45,861)
Agency commercial	2,627	(38)	67,708	(5,785)	70,335	(5,823)
Non-agency commercial	—	—	984	(81)	984	(81)
Total MBS	81,804	(1,355)	433,885	(50,410)	515,689	(51,765)
Total debt securities HTM	95,945	(1,758)	572,195	(60,113)	668,140	(61,871)
Total debt securities	$708,855	$(7,502)	$741,764	$(72,073)	$1,450,619	$(79,575)
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$51,941	$(2,666)	$51,941	$(2,666)
Corporate debt securities	4,712	(97)	3,798	(201)	8,510	(298)
Asset-backed securities	68,805	(161)	—	—	68,805	(161)
MBS:
Agency residential	498,047	(3,771)	21,547	(59)	519,594	(3,830)
Agency commercial	—	—	98,518	(9,061)	98,518	(9,061)
Total MBS	498,047	(3,771)	120,065	(9,120)	618,112	(12,891)
Total debt securities AFS	571,564	(4,029)	175,804	(11,987)	747,368	(16,016)
Debt securities HTM:
State and municipal debt obligations	245	—	138,624	(8,518)	138,869	(8,518)
Corporate debt securities	4,458	(241)	14,295	(451)	18,753	(692)
MBS:
Agency residential	23,548	(72)	425,748	(44,449)	449,296	(44,521)
Agency commercial	—	—	71,509	(5,256)	71,509	(5,256)
Non-agency commercial	459	(1)	989	(82)	1,448	(83)
Total MBS	24,007	(73)	498,246	(49,787)	522,253	(49,860)
Total debt securities HTM	28,710	(314)	651,165	(58,756)	679,875	(59,070)
Total debt securities	$600,274	$(4,343)	$826,969	$(70,743)	$1,427,243	$(75,086)
(1)The unrealized losses of AFS securities excludes the portfolio layer fair value hedge basis adjustments of $6.7 million and $4.0 million at March 31, 2026 and December 31, 2025, respectively.
The Company concluded that no debt securities were impaired at March 31, 2026 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At March 31, 2026 and December 31, 2025, the Company held equity investments of $88.2 million and $91.9 million, respectively. The equity investments are primarily comprised of select financial services institutions’ preferred stocks, investments in other financial institutions and funds.
The realized and unrealized gains or losses on equity securities for the three months ended March 31, 2026 and 2025 are shown in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) gain on equity investments	$(354)	$205
Less: Net gains recognized on equity investments sold	—	—
Unrealized (losses) gains recognized on equity investments still held	$(354)	$205

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Loans Receivable, Net
Loans receivable, net at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Commercial:
Commercial real estate – investor	$5,478,832	$5,420,989
Commercial and industrial:
Commercial and industrial – real estate	1,016,912	986,431
Commercial and industrial – non-real estate	1,302,128	1,227,556
Total commercial and industrial	2,319,040	2,213,987
Total commercial	7,797,872	7,634,976
Consumer:
Residential real estate	3,128,023	3,194,264
Other consumer	198,048	202,763
Total consumer	3,326,071	3,397,027
Total loans receivable	11,123,943	11,032,003
Deferred origination costs, net of fees	21,442	22,389
Allowance for loan credit losses	(86,110)	(83,726)
Total loans receivable, net	$11,059,275	$10,970,666
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans (in thousands) by year of origination, internally assigned credit grades, and risk characteristics. The tables also include gross charge-offs that were recorded for the year to date periods presented, by year of origination (in thousands):

	2026	2025	2024	2023	2022	2021 and prior	Revolving lines of credit	Total
As of March 31, 2026
Commercial real estate - investor
Pass	$107,977	$620,892	$66,783	$165,498	$1,139,557	$2,678,744	$619,588	$5,399,039
Special Mention	—	769	—	—	5,678	35	2,440	8,922
Substandard	—	—	85	86	23,622	41,587	5,491	70,871
Total commercial real estate - investor	107,977	621,661	66,868	165,584	1,168,857	2,720,366	627,519	5,478,832
Gross charge-offs	—	—	—	—	—	(84)	—	(84)
Commercial and industrial:
Commercial and industrial - real estate
Pass	73,731	231,211	39,063	57,525	84,673	435,191	34,844	956,238
Special Mention	—	—	3,022	—	—	706	—	3,728
Substandard	—	15,104	30,406	—	—	11,380	56	56,946
Total commercial and industrial - real estate	73,731	246,315	72,491	57,525	84,673	447,277	34,900	1,016,912
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial - non-real estate
Pass	51,436	320,298	171,563	38,018	29,150	40,456	626,687	1,277,608
Special Mention	285	416	364	—	—	—	910	1,975
Substandard	—	29	324	—	713	2,361	19,118	22,545
Total commercial and industrial - non-real estate	51,721	320,743	172,251	38,018	29,863	42,817	646,715	1,302,128
Gross charge-offs	—	(64)	(738)	—	—	—	—	(802)
Total commercial and industrial	125,452	567,058	244,742	95,543	114,536	490,094	681,615	2,319,040
Residential real estate (1)
Pass	5,840	471,072	223,304	195,500	490,257	1,739,127	—	3,125,100
Special Mention	—	108	—	—	—	675	—	783
Substandard	—	—	152	338	93	1,557	—	2,140
Total residential real estate	5,840	471,180	223,456	195,838	490,350	1,741,359	—	3,128,023
Gross charge-offs	—	(29)	—	—	—	—	—	(29)
Other consumer (1)
Pass	—	30,603	24,121	22,078	13,316	103,202	2,296	195,616
Special Mention	—	—	296	—	—	197	—	493
Substandard	—	—	—	178	—	1,761	—	1,939
Total other consumer	—	30,603	24,417	22,256	13,316	105,160	2,296	198,048
Gross charge-offs	—	—	—	—	—	(41)	—	(41)
Total loans	$239,269	$1,690,502	$559,483	$479,221	$1,787,059	$5,056,979	$1,311,430	$11,123,943
Total gross charge-offs	$—	$(93)	$(738)	$—	$—	$(125)	$—	$(956)
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

	2025	2024	2023	2022	2021	2020 and prior	Revolving lines of credit	Total
As of December 31, 2025
Commercial real estate - investor
Pass	$647,529	$65,950	$166,397	$1,161,291	$1,299,618	$1,427,844	$579,022	$5,347,651
Special Mention	66	—	—	2,932	—	8,735	725	12,458
Substandard	—	85	—	20,788	298	33,969	5,740	60,880
Total commercial real estate - investor	647,595	66,035	166,397	1,185,011	1,299,916	1,470,548	585,487	5,420,989
Gross charge-offs	(102)	(310)	(1,938)	(649)	(24)	(511)	—	(3,534)
Commercial and industrial:
Commercial and industrial - real estate
Pass	255,690	74,284	58,970	90,142	59,476	403,738	31,844	974,144
Special Mention	—	250	—	—	—	731	—	981
Substandard	—	—	—	—	—	11,306	—	11,306
Total commercial and industrial - real estate	255,690	74,534	58,970	90,142	59,476	415,775	31,844	986,431
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial - non-real estate
Pass	325,180	181,538	40,761	30,417	8,314	35,057	589,300	1,210,567
Special Mention	39	224	—	—	—	—	690	953
Substandard	—	528	553	776	649	1,774	11,756	16,036
Total commercial and industrial - non-real estate	325,219	182,290	41,314	31,193	8,963	36,831	601,746	1,227,556
Gross charge-offs	—	(815)	—	(20)	—	—	—	(835)
Total commercial and industrial	580,909	256,824	100,284	121,335	68,439	452,606	633,590	2,213,987
Residential real estate (1)
Pass	471,828	225,885	209,979	501,308	743,610	1,034,301	—	3,186,911
Special Mention	218	121	345	265	1,432	1,298	—	3,679
Substandard	207	1,590	396	93	445	943	—	3,674
Total residential real estate	472,253	227,596	210,720	501,666	745,487	1,036,542	—	3,194,264
Gross charge-offs	(37)	(218)	(106)	(319)	(345)	(426)	—	(1,451)
Other consumer (1)
Pass	27,971	24,292	23,141	13,697	15,086	93,425	3,242	200,854
Special Mention	—	—	—	—	8	82	—	90
Substandard	—	190	181	67	—	1,381	—	1,819
Total other consumer	27,971	24,482	23,322	13,764	15,094	94,888	3,242	202,763
Gross charge-offs	—	—	—	(48)	—	(385)	—	(433)
Total loans	$1,728,728	$574,937	$500,723	$1,821,776	$2,128,936	$3,054,584	$1,222,319	$11,032,003
Total gross charge-offs	$(139)	$(1,343)	$(2,044)	$(1,036)	$(369)	$(1,322)	$—	$(6,253)
(1)For residential real estate and other consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the three months ended March 31, 2026
Allowance for credit losses on loans
Balance at beginning of period	$29,944	$4,753	$23,376	$24,680	$973	$83,726
(Benefit) provision for credit losses	(854)	2,537	950	467	(15)	3,085
Charge-offs	(84)	—	(802)	(29)	(41)	(956)
Recoveries	8	3	139	22	83	255
Balance at end of period	$29,014	$7,293	$23,663	$25,140	$1,000	$86,110
For the three months ended March 31, 2025
Allowance for credit losses on loans
Balance at beginning of period	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	3,147	282	2,364	(57)	91	5,827
Charge-offs	(55)	—	—	(722)	(21)	(798)
Recoveries	75	3	2	2	80	162
Balance at end of period	$33,947	$4,102	$12,837	$26,810	$1,102	$78,798
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At March 31, 2026 and December 31, 2025, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $19.0 million and $13.6 million, respectively, commercial and industrial - real estate of $5.5 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $228,000 and $603,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $4.1 million and $5.5 million at March 31, 2026 and December 31, 2025, respectively.
The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Commercial real estate – investor	$18,970	$13,636
Commercial and industrial:
Commercial and industrial - real estate	5,541	4,813
Commercial and industrial - non-real estate	228	640
Total commercial and industrial	5,769	5,453
Residential real estate	7,011	6,200
Other consumer	2,888	2,502
Total non-performing loans	$34,638	$27,791

At March 31, 2026 and December 31, 2025, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At March 31, 2026 and December 31, 2025, there were no loans greater than 90 days past due that were accruing interest.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2026 and December 31, 2025 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2026
Commercial real estate – investor	$37,935	$1,256	$13,596	$52,787	$5,426,045	$5,478,832
Commercial and industrial:
Commercial and industrial - real estate	2,662	477	4,566	7,705	1,009,207	1,016,912
Commercial and industrial - non-real estate	604	229	207	1,040	1,301,088	1,302,128
Total commercial and industrial	3,266	706	4,773	8,745	2,310,295	2,319,040
Residential real estate	11,440	482	2,141	14,063	3,113,960	3,128,023
Other consumer	328	463	1,939	2,730	195,318	198,048
Total loans	$52,969	$2,907	$22,449	$78,325	$11,045,618	$11,123,943
December 31, 2025
Commercial real estate – investor	$25,516	$974	$12,333	$38,823	$5,382,166	$5,420,989
Commercial and industrial:
Commercial and industrial - real estate	587	—	4,281	4,868	981,563	986,431
Commercial and industrial - non-real estate	1,220	235	578	2,033	1,225,523	1,227,556
Total commercial and industrial	1,807	235	4,859	6,901	2,207,086	2,213,987
Residential real estate	14,517	3,672	3,673	21,862	3,172,402	3,194,264
Other consumer	1,027	60	1,819	2,906	199,857	202,763
Total loans	$42,867	$4,941	$22,684	$70,492	$10,961,511	$11,032,003

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with ASU 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of March 31, 2026 and December 31, 2025, loans with modifications to borrowers experiencing financial difficulty totaled $20.5 million and $24.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of March 31, 2026 or December 31, 2025.
The following table presents loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 (in thousands):

	Term Extension	Combination of Term Extension and Interest Rate Reduction	Total	% of Total by Loan Portfolio Segment
For the three months ended March 31, 2026
Residential real estate	$—	$86	$86	—%
	$—	$86	$86	—%
For the three months ended March 31, 2025
Commercial real estate – investor	$5,160	$—	$5,160	0.10%
	$5,160	$—	$5,160	0.05%

The modifications during the periods presented had an insignificant financial effect on the Company.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended March 31, 2026 and 2025 (in thousands):

	Current	60 - 89 Days past due	90 Days or Greater past due		Total
March 31, 2026
Commercial real estate – investor	$4,423	$951	$—		$5,374
Residential real estate	—	—	86	(1)	86
	$4,423	$951	$86		$5,460
March 31, 2025
Commercial real estate – investor	$24,275	$—	$—		$24,275
	$24,275	$—	$—		$24,275
(1) Represents one residential loan that defaulted during the three months ended March 31, 2026, which had been modified within the last 12 months.
Note 5. Deposits
The major types of deposits at March 31, 2026 and December 31, 2025 were as follows (in thousands):

Type of Account	March 31,	December 31,
	2026	2025
Non-interest-bearing	$1,757,097	$1,741,958
Interest-bearing checking	4,536,726	4,354,485
Money market deposit	1,488,653	1,412,917
Savings	986,208	986,195
Time deposits	2,387,232	2,468,850
Total deposits	$11,155,916	$10,964,405
Included in time deposits at March 31, 2026 and December 31, 2025 was $493.8 million and $474.6 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $487.9 million and $609.8 million at March 31, 2026 and December 31, 2025, respectively.
Note 6. Borrowed Funds
Borrowed funds at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
FHLB advances	$1,180,179	$1,397,179
Securities sold under agreements to repurchase with customers	67,249	54,434
Other borrowings	255,518	255,233
Total borrowed funds	$1,502,946	$1,706,846
At each of March 31, 2026 and December 31, 2025, there were $929.2 million of FHLB term advances. There were $251.0 million and $468.0 million of overnight borrowings from the FHLB at March 31, 2026 and December 31, 2025, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
March 31, 2026
FHLB and FRB	$7,935,364	$1,333,151	$9,268,515
Repurchase agreements	—	74,811	74,811
Total pledged assets	$7,935,364	$1,407,962	$9,343,326
December 31, 2025
FHLB and FRB	$7,923,979	$1,367,469	$9,291,448
Repurchase agreements	—	78,422	78,422
Total pledged assets	$7,923,979	$1,445,891	$9,369,870

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Debt Securities Available-for-Sale
Debt securities classified as AFS are reported at fair value. Fair value of U.S. Treasuries are determined using quoted prices in active markets (Level 1). The majority of the other debt securities are determined using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2026
Items measured on a recurring basis:
Debt securities available-for-sale	$1,181,087	$43,422	$1,137,665	$—
Equity investments	39,583	—	39,583	—
Interest rate derivative asset	58,928	—	58,928	—
Interest rate derivative liability	(52,340)	—	(52,340)	—
Credit default swap	(123)	—	—	(123)
Items measured on a non-recurring basis:
Equity investments (1) (2)	48,656	—	—	40,163
Other real estate owned	10,393	—	—	10,393
Loans measured for impairment based on the fair value of the underlying collateral (3)	28,819	—	—	28,819
December 31, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$1,231,827	$43,385	$1,188,442	$—
Equity investments	45,207	—	45,207	—
Interest rate derivative asset	57,823	—	57,823	—
Interest rate derivative liability	(53,835)	—	(53,835)	—
Credit default swap	(234)	—	—	(234)
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,675	—	—	40,163
Other real estate owned	10,266	—	—	10,266
Loans measured for impairment based on the fair value of the underlying collateral (3)	24,470	—	—	24,470
(1)    As of March 31, 2026 and December 31, 2025, equity investments included $40.2 million and $40.2 million, respectively, of equity investments measured under the measurement alternative. There were no of realized gains/losses for the three months ended March 31, 2026 and December 31, 2025.
(2)    As of March 31, 2026 and December 31, 2025, equity investments included $8.5 million and $6.5 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range of fair value adjustments may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.
The Company recognized $112,000 of gains and no gains or losses in earnings for the three months ended March 31, 2026 and 2025, respectively, for its credit default swap.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 for the three months ended March 31, 2026 and 2025.

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
Debt Securities Held-to-Maturity
Debt securities classified as HTM are carried at amortized cost, as the Company has the positive intent and ability to hold these debt securities to maturity. The Company determines the fair value of the debt securities utilizing Level 2 inputs. Most of the Company’s debt securities are fixed income instruments that are not quoted on an exchange, but are bought and sold in active markets. Prices for these instruments are obtained through third-party pricing vendors or security industry sources that actively participate in the buying and selling of debt securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific debt securities, but comparing the debt securities to benchmark or comparable debt securities.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of March 31, 2026 and December 31, 2025 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2026
Financial Assets:
Cash and due from banks	$136,981	$136,981	$—	$—
Debt securities held-to-maturity	852,917	—	793,409	—
Restricted equity investments	119,503	—	—	119,503
Loans receivable, net and loans held-for-sale	11,059,275	—	—	10,702,414
Financial Liabilities:
Deposits other than time deposits (1)	8,768,684	—	8,768,684	—
Time deposits	2,387,232	—	2,381,761	—
FHLB advances and other borrowings	1,435,697	—	1,449,644	—
Securities sold under agreements to repurchase with customers	67,249	67,249	—	—
December 31, 2025
Financial Assets:
Cash and due from banks	$135,130	$135,130	$—	$—
Debt securities held-to-maturity	881,568	—	825,790	—
Restricted equity investments	129,329	—	—	129,329
Loans receivable, net and loans held-for-sale	10,976,434	—	—	10,665,389
Financial Liabilities:
Deposits other than time deposits (1)	8,495,555	—	8,495,555	—
Time deposits	2,468,850	—	2,455,199	—
FHLB advances and other borrowings	1,652,412	—	1,662,638	—
Securities sold under agreements to repurchase with customers	54,434	54,434	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, and therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized gains of $10,000 and losses of $16,000 in commercial loan swap income resulting from fair value adjustments for the three months ended March 31, 2026 and 2025, respectively.
Credit Default Swap
In December 2025, the Company entered into a credit default swap related to a $1.52 billion pool of on-balance sheet residential mortgage loans, as the buyer of credit protection, to manage regulatory capital levels and reduce credit risk. The swap is a freestanding derivative as the contract is distinct from the referenced loan agreements and is executed with a separate counterparty. Under the terms of the swap contract, the Company will be compensated for certain credit-related losses on the residential mortgage loan pool, which had a total remaining principal balance of $1.46 billion and $1.50 billion at March 31, 2026 and December 31, 2025, respectively. The credit protection purchased was equal to the credit default swap notional amount of $73.1 million and $75.8 million at March 31, 2026 and December 31, 2025, respectively. The credit default swap is measured at fair value in either other assets or other liabilities on the Consolidated Statements of Financial Condition, and the related gains or losses are recognized in other non-interest income on the Consolidated Statements of Income. The gain on the credit default swap for the three months ended March 31, 2026 was $112,000. As the buyer of credit protection, the Company pays a premium to the protection seller in return for the right to receive a payment if a specified credit event occurs. The premium expense associated with the credit default swap for the three months ended March 31, 2026 totaled $884,000 and was recorded in other operating expense on the Consolidated Statements of Income. The credit default swap terminates in October 2055.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The following table presents the amortized cost and cumulative basis adjustment for closed portfolios of securities used to designate fair value hedging relationships (in thousands):

	As of March 31, 2026	As of December 31, 2025
AFS securities:
Amortized cost (excluding fair value hedge basis adjustment)	$672,191	$682,878
Fair value hedge basis adjustment	(6,700)	(4,038)
The table below presents the effects of fair value hedges on net interest income, as well as their location on the Consolidated Statements of Income (in thousands):

	Location of Gain/(Loss) Recognized in Income	Three Months Ended March 31, 2026
AFS securities:
Gain recognized on derivatives	Interest income - debt securities	$2,590
Loss recognized on hedged items	Interest income - debt securities	(2,662)
Net loss recognized on fair value hedges	Interest income - debt securities	$(72)

Interest Rate Swap Contract - Cash Flow Hedge
During 2022, the Company entered into a three-year interest rate swap intended to add stability to its net interest income and to manage its exposure to future interest rate movements associated with a pool of floating-rate commercial loans. The swap was designated and qualified as a cash flow hedge, under ASC Topic 815, Derivatives and Hedging. The interest rate swap matured on January 1, 2026, and there were no additional reclassifications into interest income.
The table below presents the effect on the Company’s AOCI or AOCL attributable to the cash flow hedge derivative, net of tax, and the related gains/losses reclassified from AOCI into income (in thousands):

Three Months Ended March 31,
2025
AOCL balance at beginning of period, net of tax	$(87)
Losses reclassified from AOCI into interest income	64
AOCL balance at end of period, net of tax	$(23)

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Derivatives Not Designated as Hedging Instruments and Designated as Hedging Instruments
The table below presents the notional amount and fair value of derivatives designated and not designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition (in thousands):

	Notional	Fair Value
		Other assets	Other liabilities
As of March 31, 2026
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,544,674	$52,309	$52,340
Credit default swap	73,136	—	123
Derivatives Designated as Hedging Instruments
Interest rate swap contracts - fair value hedge	664,588	6,619	—
Total Derivatives	$2,282,398	$58,928	$52,463
As of December 31, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,537,760	$53,768	$53,809
Credit default swap	75,802	—	234
Derivatives Designated as Hedging Instruments
Interest rate swap contract - cash flow hedge	100,000	—	—
Interest rate swap contracts - fair value hedge	678,921	4,055	26
Total Derivatives	$2,392,483	$57,823	$54,069
Credit Risk-Related Mitigating Features
The Company is exposed to credit risk in the event of nonperformance by various derivative counterparties. The Company minimizes risk of nonperformance by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no cash collateral posted by the Company with third parties at either March 31, 2026 or December 31, 2025. The amount of cash collateral received from these third parties was $54.6 million and $42.9 million at March 31, 2026 and December 31, 2025, respectively. The amount of cash collateral posted or received with these third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.
The interest rate derivatives which the Company executes with the commercial borrowers are collateralized by the borrowers’ commercial real estate financed by the Company. The credit default swap is not exposed to counterparty credit risk as it is fully collateralized.
The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $52.5 million and $54.0 million at March 31, 2026 and December 31, 2025, respectively.

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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		March 31,	December 31,
		2026	2025
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$16,500	$17,596
Finance lease ROU asset	Premises and equipment, net	780	838
Total lease ROU assets		$17,280	$18,434

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$17,855	$19,037
Finance lease liability	Other borrowings	1,070	1,143
Total lease liabilities		$18,925	$20,180
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $831,000 and $897,000 at March 31, 2026 and December 31, 2025, respectively.
The following table represents the weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases:

	March 31,	December 31,
	2026	2025
Weighted-Average Remaining Lease Term
Operating leases	5.74 years	5.82 years
Finance lease	3.35 years	3.59 years
Weighted-Average Discount Rate
Operating leases	3.60%	3.57%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Expense
Operating lease expense	$1,256	$1,203
Finance lease expense:
Amortization of ROU assets	58	58
Interest on lease liabilities (1)	15	19
Total	$1,329	$1,280

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,343	$1,289
Operating cash flows from finance leases	15	19
Financing cash flows from finance leases	72	68
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2026	$263	$3,910
2027	350	4,154
2028	350	2,977
2029	209	2,701
2030	—	2,146
Thereafter	—	4,038
Total	1,172	19,926
Less: Imputed interest	(102)	(2,071)
Total lease liabilities	$1,070	$17,855
Note 10. Subsequent Events
The Company received all regulatory approvals from the New York State Department of Financial Services, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System, and shareholder approval to complete the proposed merger of Flushing with and into the Company.
The Company expects to close the merger in the second quarter of 2026, subject to the satisfaction or waiver of the remaining customary closing conditions.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2025 Form 10-K. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2025. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the Board authorized the repurchase of up to 5% of the Company’s outstanding common stock, or 3.0 million shares. Further, on July 16, 2025, the Company announced the Board authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. The stock repurchase plans have no scheduled expiration date and the Board has the right to suspend or discontinue the plans at any time. The Company did not repurchase any shares of its common stock through the stock repurchase programs during the three month period ended March 31, 2026. At March 31, 2026, there were 3,226,284 shares available for repurchase under the Company’s stock repurchase program.
For the three months ended March 31, 2026, 177,450 shares were repurchased outside of the Company’s stock repurchase program at an average share price of $19.18. The Company repurchased these shares from employees that elected to exercise vested stock options and those with vested awards. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2026 through January 31, 2026	587	$19.19
February 1, 2026 through February 28, 2026	105,268	19.71
March 1, 2026 through March 31, 2026	71,595	18.40
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

During the three months ended March 31, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	May 1, 2026	/s/ Christopher D. Maher
Christopher D. Maher
Chairman and Chief Executive Officer

DATE:	May 1, 2026	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer