Form 10-Q
period 2026-06-30
OCEANFIRST FINANCIAL CORP
filed 2026-08-07
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
As of August 3, 2026, there were 96,645,219 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Glossary of Defined Terms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements.

Term	Acronym / Defined Term
Accounting Standards Codification	ASC
Accounting Standards Update	ASU
Accumulated Other Comprehensive Income	AOCI
Accumulated Other Comprehensive Loss	AOCL
Asset Liability Committee	ALCO
Available-for-Sale	AFS
Board of Directors	Board
Central Business District	CBD
Chief Operating Decision Maker	CODM
Commercial Real Estate	CRE
Economic Value of Equity	EVE
Employee Stock Ownership Plan	ESOP
Federal Deposit Insurance Corporation	FDIC
Federal Home Loan Bank	FHLB
Federal Reserve System	FRB
Financial Accounting Standards Board	FASB
Flushing Financial Corporation	Flushing
Generally Accepted Accounting Principles	GAAP
Held-to-Maturity	HTM
Home Equity Loans and Line and Other Consumer	Other consumer
Interest Rate Risk	IRR
Mortgage-Backed Securities	MBS
Net Asset Value	NAV
Non-voting common-equivalent	NVCE
OceanFirst Bank, National Association	Bank
OceanFirst Financial Corp.	Company
Other Real Estate Owned	OREO
Purchased with Credit Deterioration	PCD
Right of Use	ROU
Secured Overnight Financing Rate	SOFR
Securities and Exchange Commission	SEC
Securities Exchange Act of 1934, as amended	Exchange Act
Warburg Pincus LLC	Warburg Pincus

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	June 30, 2026	March 31, 2026	June 30, 2025
SELECTED FINANCIAL CONDITION DATA:
Total assets	$23,270,010	$14,556,336	$13,327,847
Loans receivable, net of allowance for loan credit losses	16,086,532	11,059,275	10,119,781
Deposits	17,760,073	11,155,916	10,232,442
Total stockholders’ equity	2,411,080	1,669,368	1,643,680
SELECTED OPERATING DATA:
Net interest income	120,730	96,447	87,636
Provision for credit losses	4,002	2,738	3,039
Other income	10,598	6,748	11,733
Operating expenses	129,859	73,403	71,474
Net (loss) income	(3,029)	20,506	19,085
Net (loss) income attributable to OceanFirst Financial Corp.	(3,029)	20,506	19,046
Net (loss) income available to common stockholders	(3,029)	20,506	16,200
Diluted earnings per share (2)	(0.04)	0.36	0.28
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period (2)	24.50	28.98	28.64
Cash dividend per share (2)	0.20	0.20	0.20
Dividend payout ratio per common share (2)	NM*	55.56%	71.43%
Stockholders’ equity to total assets	10.36	11.47	12.33
Return on average assets (3) (4) (5)	(0.07)	0.57	0.49
Return on average stockholders’ equity (3) (4) (5)	(0.63)	4.95	3.86
Net interest rate spread (6)	2.55	2.44	2.37
Net interest margin (3) (7)	3.05	2.93	2.91
Operating expenses to average assets (3 (5)	3.01	2.05	2.16
Efficiency ratio (5) (8)	98.88	71.13	71.93
Loan-to-deposit ratio (9)	91.60	99.70	99.50
ASSET QUALITY:
Non-performing loans (10)	$108,241	$34,638	$33,511
Non-performing assets (10)	142,423	45,031	41,191
Allowance for loan credit losses as a percent of total loans receivable (9)	1.29%	0.77%	0.78%
Allowance for loan credit losses as a percent of total non-performing loans (10)	193.75	248.60	236.54
Non-performing loans as a percent of total loans receivable (9) (10)	0.67	0.31	0.33
Non-performing assets as a percent of total assets (10)	0.61	0.31	0.31
(1) With the exception of end of quarter ratios, all ratios are based on average daily balances.
(2) The number of shares outstanding and all common share-related calculations, including earnings per share, and book value per share, are calculated using both common stock and NVCE Stock, which are participating securities. All NVCE shares presented in this document are reported on an as-converted common stock equivalent basis.
(3) Ratios are annualized.
(4) Ratios are based on net income available to common stockholders.
(5) Performance ratios for the three months ended June 30, 2026 included a net expense related to a net loss on equity investments, restructuring release, and merger related expenses of $43.0 million, or $33.6 million, net of tax benefit. Performance ratios for the three months ended March 31, 2026 included a net expense related to a net loss on equity investments, restructuring charges, and merger related expenses of $4.6 million, or $3.8 million, net of tax benefit. Performance ratios for the three months ended June 30, 2025 included a loss on redemption of preferred stock of $1.8 million and a net gain on equity investments of $488,000, or $373,000, net of tax expense.
(6) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8) Efficiency ratio represents the ratio of operating expenses to the aggregate of other income and net interest income.
(9) Total loans receivable excludes loans held-for-sale.
(10) Non-performing assets consist of non-performing loans, real estate acquired through foreclosure, and a non-performing investment acquired from Flushing. Non-performing loans and assets generally consist of all loans and investments 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and investments and to reverse previously accrued interest.
*NM - Not meaningful.

Summary
OceanFirst Financial Corp. is the holding company for OceanFirst Bank, National Association (the “Bank”), a regional bank serving business and retail customers throughout New Jersey, New York, Long Island, and the major metropolitan areas from Massachusetts through Virginia. The term “Company” refers to OceanFirst Financial Corp., the Bank and all their subsidiaries on a consolidated basis. The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from bankcard services, trust and asset management products and services, deposit account services, sales of loans and investments, bank owned life insurance and commercial loan swap income. The Company’s operating expenses primarily consist of compensation and employee benefits, occupancy and equipment, marketing, federal deposit insurance and regulatory assessments, data processing, check card processing, professional fees and other general and administrative expenses. The Company’s results of operations are significantly affected by competition, general economic conditions, including levels of unemployment and real estate values, as well as changes in market interest rates, inflation, government policies, and trade restrictions, including the imposition of tariffs and retaliatory responses, and actions of regulatory agencies.
Key developments relating to the Company’s financial results and corporate activities for the three months ended June 30, 2026, as compared to the linked quarter, were as follows:
•Organic Growth: The Company generated continued organic growth across its legacy portfolio, with commercial loans increasing $154 million, or 2%, non-interest bearing deposits increasing $101 million, or 6%, and $150 million of deposit growth from Premier Banking teams, reflecting the Company’s focus on core relationships. These results underscore the continued strength of the core growth initiatives, which the Flushing franchise will further bolster.
•Net Interest Margin Expansion: Net interest margin increased 12 basis points to 3.05% from 2.93%, and net interest income increased by $24.3 million to $120.7 million.
•Flushing Acquisition: On June 1, 2026, the Company completed its acquisition of Flushing Financial Corporation, the holding company of Flushing Bank. Flushing added $8.69 billion to total assets, $6.19 billion to loans and loans held-for-sale, and $7.44 billion to deposits. Flushing added 30 retail branches across New York City and Long Island.
•Balance Sheet Repositioning: The Company sold $1.31 billion of multifamily loans from the Flushing acquisition at a price of 92.25% and invested the $1.20 billion of net proceeds into highly-liquid, investment grade securities. The repositioning reduces commercial real estate concentration by approximately 50 percentage points to 381%1, while increasing liquidity as indicated by on-hand liquidity2 increasing to 11.5% of assets and the loan-to-deposit ratio falling to 91.60%. Additionally, the allowance for credit losses increased to 1.29% of total loans receivable.
•Operating Expenses: The Company anticipates full integration of Flushing’s operations and systems in the third quarter of 2026. The resulting operating synergies are expected to improve efficiency and reduce operating expenses in future periods.
On June 1, 2026, the Company completed its acquisition of Flushing and its results of operations from June 1, 2026 through June 30, 2026 are included in the consolidated results for the three and six months ended June 30, 2026, but are not included in the results of operations for the corresponding prior year periods.
Net loss for the three months ended June 30, 2026 was $3.0 million, or $0.04 per diluted share, while net income available to common stockholders for the six months ended June 30, 2026 was $17.5 million, or $0.27 per diluted share, as compared to net income available to common stockholders of $16.2 million and $36.7 million, or $0.28 and $0.63 per diluted share, for the corresponding prior year periods, respectively. Dividends paid to preferred stockholders were $1.0 million and $2.0 million for the three and six months ended June 30, 2025. No such dividends were paid during the three and six months ended June 30, 2026 as the preferred stock was redeemed in the second quarter of 2025.
During the quarter ended June 30, 2025, the Company redeemed all of its preferred stock for an aggregate payment of $57.4 million, at a redemption price of $25.00 per share, which resulted in a net loss on redemption of $1.8 million for the prior year periods.
1 Reflects the bank-level regulatory CRE concentration ratio, calculated as regulatory commercial real estate divided by Tier 1 capital plus the ACL.
2 On-hand liquidity equals cash, unpledged securities and funding capacity at the FHLB and Federal Reserve Bank Discount Window.

On July 30, 2026, the Company’s Board declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended June 30, 2026, will be paid on August 21, 2026 to common stockholders of record on August 10, 2026.

Recent Developments
Acquisition of Flushing Financial Corporation
On June 1, 2026, the Company completed its acquisition of Flushing, pursuant to which Apollo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into Flushing (the “First-Step Merger”), with Flushing continuing as the surviving entity. Immediately following the First-Step Merger, Flushing merged with and into the Company, with the Company continuing as the surviving corporation (the “Second-Step Merger” and together with the First-Step Merger, the “Merger”). On the day immediately following the closing date of June 1, 2026, Flushing Bank, a New York-chartered non-member bank and, prior to the Second-Step Merger, a wholly-owned subsidiary of Flushing merged with and into the Bank, with the Bank continuing as the surviving bank.
Each share of common stock, par value $0.01 per share, of Flushing issued and outstanding immediately prior to the completion of the Merger, was converted into the right to receive 0.85 of a share of common stock, par value $0.01 per share, of the Company. Holders of Flushing common stock also became entitled to receive cash in lieu of fractional shares of the Company’s common stock.
Concurrent with the completion of the Merger, the Company raised $225 million of equity from affiliates of funds managed by Warburg Pincus, in which the Company issued and sold to Warburg Pincus 9.6 million shares of Company’s common stock, at $19.76 per share, 1,812 shares of a new class of NVCE Stock representing the economic equivalent of approximately 1.8 million shares of Company’s common stock, at $19,760 per share of NVCE Stock and issued to Warburg Pincus a warrant to purchase approximately 11.4 million shares of NVCE Stock with an exercise price of $19,760 per share of NVCE Stock.
The NVCE Stock was issued as a series of preferred stock, in accordance with the Investment Agreement dated December 29, 2025. The NVCE Stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE Stock does not have voting rights and ranks equally with, and has identical rights, preferences and privileges as the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company.
The warrant carries a term of seven years and can be exercised voluntarily following the third anniversary of the investment. The warrant can also be voluntarily exercised prior to the third anniversary of the investment, in the event the market price of the Company’s common stock reaches or exceeds $30 per share at the closing of any trading day or in connection with certain change of control transactions involving the Company. The warrant is subject to mandatory exercise, at any time, in the event the market price of Company’s common stock reaches or exceeds $30 per share for a certain number of trading days over a specified period. In the event of a change of control transaction where less than 90% of the consideration in such transaction is comprised of equity securities traded on the NASDAQ or NYSE, Warburg Pincus will be entitled to receive additional shares if it exercises the warrant in connection with such transaction.
The Company completed the acquisition to, among other things, expand the Company’s presence within the highly attractive, deposit-rich New York markets of Suffolk, Nassau, Queens, Brooklyn, and Manhattan counties.
For further information, see Note 2. Business Combination.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and six months ended June 30, 2026, interest income included net loan fees of $1.2 million and $2.3 million, respectively, as compared to $1.2 million and $2.6 million for the same prior year period.
The following tables set forth certain information relating to the Company for the three and six months ended June 30, 2026 and 2025. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$158,816	$1,375	3.47%	$111,631	$1,090	3.92%
Securities (2)	2,789,029	29,247	4.21	1,917,114	18,257	3.82
Loans receivable, net (3)
Commercial	9,701,371	142,903	5.91	6,786,611	100,004	5.91
Residential real estate	3,145,110	33,135	4.21	3,091,227	31,861	4.12
Other consumer	188,131	2,944	6.28	225,311	3,613	6.43
Allowance for loan credit losses, net of deferred loan costs and fees	(104,773)	—	—	(66,364)	—	—
Loans receivable, net	12,929,839	178,982	5.55	10,036,785	135,478	5.41
Total interest-earning assets	15,877,684	209,604	5.29	12,065,530	154,825	5.14
Non-interest-earning assets	1,399,341			1,182,543
Total assets	$17,277,025			$13,248,073
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$5,107,262	28,186	2.21%	$3,990,602	20,605	2.07%
Money market	2,120,250	14,128	2.67	1,342,194	9,718	2.90
Savings	1,003,045	1,284	0.51	1,029,490	1,680	0.65
Time deposits	2,990,624	24,710	3.31	2,175,564	20,270	3.74
Total	11,221,181	68,308	2.44	8,537,850	52,273	2.46
FHLB advances	1,312,502	13,169	4.02	880,746	9,933	4.52
Securities sold under agreements to repurchase	60,009	399	2.67	60,477	419	2.78
Other borrowings	397,793	6,998	7.06	260,655	4,564	7.02
Total borrowings	1,770,304	20,566	4.66	1,201,878	14,916	4.98
Total interest-bearing liabilities	12,991,485	88,874	2.74	9,739,728	67,189	2.77
Non-interest-bearing deposits	2,107,561			1,639,045
Non-interest-bearing liabilities	247,077			186,653
Total liabilities	15,346,123			11,565,426
Stockholders’ equity	1,930,902			1,682,647
Total liabilities and stockholders’ equity	$17,277,025			$13,248,073
Net interest income		$120,730			$87,636
Net interest rate spread (4)			2.55%			2.37%
Net interest margin (5)			3.05%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			2.06%			2.06%

	For the Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$121,135	$2,037	3.39%	$106,230	$2,073	3.94%
Securities (2)	2,537,245	51,552	4.10	1,959,922	37,958	3.91
Loans receivable, net (3)
Commercial	8,699,979	252,000	5.84	6,783,823	198,265	5.89
Residential real estate	3,156,125	66,276	4.20	3,078,524	63,131	4.10
Other consumer	193,693	6,030	6.28	226,923	7,101	6.31
Allowance for loan credit losses, net of deferred loan costs and fees	(83,445)	—	—	(64,121)	—	—
Loans receivable, net	11,966,352	324,306	5.46	10,025,149	268,497	5.39
Total interest-earning assets	14,624,732	377,895	5.20	12,091,301	308,528	5.14
Non-interest-earning assets	1,296,661			1,188,506
Total assets	$15,921,393			$13,279,807
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$4,810,202	51,006	2.14%	$4,062,502	42,039	2.09%
Money market	1,798,408	22,936	2.57	1,332,154	19,070	2.89
Savings	996,043	2,589	0.52	1,043,674	3,465	0.67
Time deposits	2,683,430	45,472	3.42	2,046,927	38,745	3.82
Total	10,288,083	122,003	2.39	8,485,257	103,319	2.46
FHLB Advances	1,287,383	26,053	4.08	938,200	21,293	4.58
Securities sold under agreements to repurchase	59,908	783	2.64	62,385	846	2.73
Other borrowings	349,126	11,879	6.86	271,840	8,782	6.51
Total borrowings	1,696,417	38,715	4.60	1,272,425	30,921	4.90
Total interest-bearing liabilities	11,984,500	160,718	2.70	9,757,682	134,240	2.77
Non-interest-bearing deposits	1,920,713			1,618,622
Non-interest-bearing liabilities	210,791			204,702
Total liabilities	14,116,004			11,581,006
Stockholders’ equity	1,805,389			1,698,801
Total liabilities and stockholders’ equity	$15,921,393			$13,279,807
Net interest income		$217,177			$174,288
Net interest rate spread (4)			2.50%			2.37%
Net interest margin (5)			2.99%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			2.02%			2.06%
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

Comparison of Financial Condition3 at June 30, 2026 and December 31, 2025
Total assets increased by $8.71 billion to $23.27 billion, due to the acquisition of Flushing which added $8.69 billion to total assets. Total loans increased by $5.24 billion to $16.28 billion, from $11.03 billion, primarily due to Flushing totaling $6.19 billion partly offset by $1.31 billion of multifamily loans sold during the quarter for a price of $1.20 billion, net of costs to sell. Debt securities held-to-maturity and available-for-sale increased by $2.82 billion, primarily due to the acquisition of Flushing totaling $1.54 billion and the reinvestment of proceeds from the loan sales into securities. Bank owned life insurance increased by $233.6 million to $503.9 million, from $270.3 million driven by the acquisition of Flushing. As part of the acquisition of Flushing, the Company’s goodwill balance increased to $529.8 million, from $517.5 million and intangibles increased to $90.6 million, from $9.0 million.
Other assets increased by $217.7 million to $367.0 million, from $149.3 million primarily due to revaluation of deferred tax assets as a result of the acquisition of Flushing and increase in market values of derivatives associated with customer interest rate swaps.
Total liabilities increased by $7.96 billion to $20.86 billion, from $12.90 billion primarily due to the acquisition of Flushing, which added $8.16 billion. Deposits increased by $6.80 billion to $17.76 billion, from $10.96 billion, primarily due to acquired deposits from Flushing totaling $7.44 billion. Excluding Flushing, the decrease in deposits was primarily attributable to a decrease in government deposits due to seasonality. Time deposits increased by $1.74 billion to $4.21 billion, from $2.47 billion, representing 23.7% and 22.5% of total deposits, respectively. Time deposits included an increase in retail time deposits of $1.41 billion and brokered time deposits of $276.0 million. FHLB advances increased by $335.2 million to $1.73 billion, from $1.40 billion, partly due to Flushing and additional borrowing needs. Other borrowings increased by $238.0 million to $493.2 million, from $255.2 million driven by the addition of subordinated debt and trust preferred securities from the acquisition of Flushing. The loan-to-deposit ratio was 91.6%, as compared to 100.6%.
Other liabilities increased by $489.8 million to $699.1 million, from $209.3 million, mostly related to $337.0 million of unsettled security purchases and increases in market values of derivatives associated with customer interest rate swaps.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at June 30, 2026, including the Company’s common equity tier one capital ratio of 10.72%.
Total stockholders’ equity increased to $2.41 billion, as compared to $1.66 billion, primarily due to the acquisition of Flushing which added $535.6 million to stockholders’ equity. The current period also included a $225 million strategic investment from affiliates of funds managed by Warburg Pincus, in exchange for approximately 9.6 million shares of common stock, 1.8 million shares of NVCE Stock, and warrants to purchase 11.4 million shares of NVCE Stock. Additionally, accumulated other comprehensive loss increased by $1.2 million primarily due to decreases in the fair market value of available-for-sale debt securities and derivative hedges, net of tax.
During the six months ended June 30, 2026, the Company repurchased 376,277 shares totaling $7.1 million representing a weighted average cost of $18.70, for repurchases of exercised options and vesting of awards from employees outside of the authorized share repurchase program. On June 1, 2026 the Company donated 273,973 shares totaling $5.0 million to the OceanFirst Foundation, which was funded through treasury stock. As of June 30, 2026, the Company had 3,226,284 shares available for repurchase under the authorized repurchase programs.
The Company’s stockholders’ equity to assets ratio was 10.36%, as compared to 11.42% and book value per share decreased to $24.50, as compared to $28.97.
Comparison of Operating Results for the Three and Six Months Ended June 30, 2026 and June 30, 2025
General
For the three months ended June 30, 2026, net loss was $3.0 million, or $0.04 per diluted share, as compared to net income available to common stockholders of $16.2 million, or $0.28 per diluted share, for the corresponding prior year period. For the six months ended June 30, 2026, net income available to common stockholders was $17.5 million, or $0.27 per diluted share, as compared to $36.7 million, or $0.63 per diluted share, for the corresponding prior year period. Net loss/income for the three and six months ended June 30, 2026 included merger-related expenses of $42.8 million and $46.9 million, respectively, a net loss of $347,000 and $701,000 on equity investments, and restructuring release of $71,000 and restructuring charge of $57,000, respectively. These items decreased net income by $33.6 million and $37.4 million, net of tax.
3 Flushing amounts refer to estimated fair values as of the June 1, 2026 acquisition date, unless otherwise noted.

Net income available to common stockholders for the three and six months ended June 30, 2025 included net gains on equity investments of $488,000 and $693,000, respectively, which increased net income by $373,000 and $529,000, net of tax. Additionally, net income available to common stockholders for the three and six months ended June 30, 2025 included a net loss on redemption of preferred stock of $1.8 million.
Interest Income
Interest income for the three and six months ended June 30, 2026 increased to $209.6 million and $377.9 million, respectively, from $154.8 million and $308.5 million. The average balance of interest-earning assets increased by $3.81 billion and $2.53 billion, driven by $2.50 billion and $1.26 billion of average interest-earning assets acquired from Flushing and increases in commercial loans and securities. The average yield for interest-earning assets increased to 5.29% and 5.20%, from 5.14% for both prior periods, primarily due to the repricing of assets and new originations, and the addition of loans acquired from Flushing at higher yields.
Interest Expense
Three months ended June 30, 2026 vs. June 30, 2025
Interest expense increased to $88.9 million from $67.2 million. The average balance of interest-bearing liabilities increased by $3.25 billion, driven by liabilities assumed from Flushing, and the remainder attributable to increases in deposits and FHLB advances. The cost of average interest-bearing liabilities decreased to 2.74% from 2.77%, primarily due to repricing of deposits and, to a lesser extent, FHLB advances, partially offset by the addition of deposits acquired from Flushing at higher rates. The total cost of deposits was 2.06% for both periods.
Six months ended June 30, 2026 vs. June 30, 2025
Interest expense increased to $160.7 million from $134.2 million. The average balance of interest-bearing liabilities increased by $2.23 billion, driven by the acquisition of Flushing, with the remaining increases related to deposits and FHLB advances. The cost of average interest-bearing liabilities decreased to 2.70% from 2.77%, primarily due to repricing of deposits and FHLB advances, partially offset by the addition of deposits acquired from Flushing at higher rates. The total cost of deposits decreased four basis points to 2.02% from 2.06%.
Net Interest Income and Margin
Net interest income for the three and six months ended June 30, 2026 increased to $120.7 million and $217.2 million, respectively, from $87.6 million and $174.3 million, reflecting the net impact of the interest rate environment and the acquisition of Flushing. Net interest margin increased to 3.05% and 2.99%, from 2.91% for both prior periods.
Provision for Credit Losses
Provision for credit losses for the three and six months ended June 30, 2026 was $4.0 million and $6.7 million, respectively, as compared to $3.0 million and $8.4 million. The current quarter provision was primarily driven by a reserve build of $2.5 million and replenishment of net charge-offs of $1.5 million.
Net loan charge-offs were $1.5 million and $2.2 million for the three and six months ended June 30, 2026, as compared to $2.2 million and $2.9 million for the corresponding prior year periods. Net loan charge-offs to average total loans were 0.05% and 0.04% for the three and six months ended June 30, 2026, as compared to 0.09% and 0.06% for the corresponding prior year periods.
Non-interest Income
Three months ended June 30, 2026 vs. June 30, 2025
Other income decreased to $10.6 million, as compared to $11.7 million. Other income was adversely impacted by net losses on equity investments of $347,000 in the current quarter. For the prior year period, other income was favorably impacted by net gains on equity investments of $488,000 and $1.4 million of other income from Flushing acquisition.
Furthermore, there was also a decrease in fees and service charges of $1.8 million and a decrease in net gain on sale of loans of $1.2 million due to the discontinuation of residential loan originations, including the disposition of the title business at the beginning of the fourth quarter last year. In addition, the prior period included non-recurring other income of $1.1 million. This was partly offset by increases in net gain on other real estate operations of $1.5 million and commercial loan swap income of $1.4 million.

Six months ended June 30, 2026 vs. June 30, 2025
Other income decreased to $17.3 million, as compared to $23.0 million. Other income was adversely impacted by net losses on equity investments of $701,000 in the current period. For the prior year period, other income was favorably impacted by net gains on equity investments of $693,000 and $1.4 million of other income from Flushing acquisition.
Furthermore, there was a decrease in fees and service charges of $3.6 million and a decrease in a net gain on sale of loans of $2.1 million due to the same drivers as noted above. In addition, the prior period included non-recurring other income of $1.9 million. This was partly offset by increases in net gain on other real estate operations of $1.3 million and commercial loan swap income of $1.1 million.
Non-interest Expense
Three months ended June 30, 2026 vs. June 30, 2025
Operating expenses increased to $129.9 million, as compared to $71.5 million. Operating expenses in the current quarter were adversely impacted by merger-related expenses of $42.8 million. The remaining increase of $15.7 million was primarily due to $14.8 million of operating expenses recognized in June from the acquisition of Flushing. The further remaining increase in operating expenses of $877,000 was driven by an increase in compensation and benefits of $2.5 million, mostly due to commercial banking hires adjusted for annual inflationary increases, partly offset by the impact of the residential outsourcing initiative. Additional drivers were decreases in professional fees of $1.3 million, mostly due to recruitment fees for the Company’s commercial banking hires in the prior year.
Six months ended June 30, 2026 vs. June 30, 2025
Operating expenses increased to $203.3 million, as compared to $135.8 million. Operating expenses in the current period were adversely impacted by merger-related expenses of $46.9 million. The remaining increase of $20.5 million was primarily due to the acquisition of Flushing, as noted above. The further remaining increase of $5.7 million was driven by an increase in compensation and benefits of $5.3 million, mostly due to commercial banking hires adjusted for annual inflationary increases, partly offset by the impact of the residential outsourcing initiative.
Income Tax Expense
The provision for income taxes was $496,000 and $7.0 million for the three and six months ended June 30, 2026, as compared to $5.8 million and $12.6 million for the same prior year periods. The effective tax rate was (19.6)% and 28.7% for the three and six months ended June 30, 2026, as compared to 23.2% and 23.7% for the same prior year period. The effective tax rate for the three and six months ended June 30, 2026 was adversely impacted by non-deductible merger related expenses, which were offset by a one-time revaluation of deferred taxes as a result of the Flushing acquisition. Excluding the impact of these adjustments, the effective tax rate would have been 28.1% and increased as a result of the new tax profile due to the acquisition of Flushing.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of June 30, 2026, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of June 30, 2026, total on-balance sheet liquidity and funding capacity was $8.4 billion.

The Bank has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of government deposits are protected by FDIC insurance as well as the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At June 30, 2026, the Bank reported $9.31 billion of estimated uninsured deposits in its Call Report. This total included $3.69 billion of collateralized government deposits and $2.24 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $3.38 billion, or 18.8% of total deposits. On-balance-sheet liquidity and funding capacity represented 249% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt and common stock. For the six months ended June 30, 2026, the Parent Company received $28.0 million dividend payments from the Bank. At June 30, 2026, the Parent Company held $99.8 million in cash and cash equivalents.
Concurrent with the merger, the Company completed a $225 million equity raise from affiliates of funds managed by Warburg Pincus. These funds, net of expenses, were used to consummate the merger and invest in highly-liquid, investment grade securities.
Upon completion of the acquisition, the Company subsequently sold $1.31 billion of acquired multifamily loans at a price of 92.25% and re-invested the $1.20 billion of net proceeds into highly-liquid, investment grade securities. The repositioning reduced commercial real estate concentration to 381%1, while increasing liquidity as indicated by on-hand liquidity2 increasing to 11.5% of assets at June 30, 2026, from 5.3% at December 31, 2025.
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
As of June 30, 2026, the Bank pledged $11.84 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a letter of credit to collateralize certain municipal deposits. The Bank also pledged $1.87 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $1.73 billion of FHLB advances, including $1.09 billion of outstanding FHLB term advances and $647.0 million of overnight borrowings as of June 30, 2026, as compared to $929.2 million of FHLB term advances and $468.0 million of overnight borrowings at December 31, 2025.
The Company’s cash needs for the six months ended June 30, 2026 were primarily satisfied by proceeds from sale of loans, the net proceeds from equity raise, FHLB advances, and primarily utilized for securities and loan growth.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At June 30, 2026, outstanding commitments to originate loans totaled $409.4 million and outstanding undrawn lines of credit totaled $2.18 billion, of which $1.94 billion were commitments to commercial and commercial construction borrowers and $241.9 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At June 30, 2026, the Company also had various contractual obligations, which included debt obligations of $2.29 billion, including finance lease obligations of $1.0 million, and an additional $71.1 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $4.01 billion at June 30, 2026. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays.

Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase program, shares of its common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and six months ended June 30, 2026, the Company repurchased 198,827 and 376,277 shares of its common stock, totaling $3.7 million and $7.1 million, which represented shares in connection with the exercise of options and vesting of awards from employees to satisfy tax withholding obligations outside of the authorized share repurchase program. At June 30, 2026, there were 3,226,284 shares available to be repurchased under the authorized stock repurchase program.
Cash dividends on common stock declared and paid during the six months ended June 30, 2026 were $23.0 million.
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
Management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both AFS and HTM. As of June 30, 2026, the Bank and Company continued to maintain adequate capital under all stress scenarios. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
The following represents capital actions taken in conjunction with the Company’s acquisition of Flushing. On June 1, 2026, the Company raised $225 million in equity from affiliates of funds managed by Warburg Pincus, in exchange for approximately 9.6 million shares of common stock, 1.8 million shares of NVCE Stock, and warrants to purchase 11.4 million shares of NVCE Stock. Additionally, the Company donated 273,973 shares totaling $5.0 million to the OceanFirst Foundation, which was funded through treasury stock.

Regulatory Capital Requirements
As of June 30, 2026 and December 31, 2025, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of June 30, 2026	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,792,854	10.76%	$666,777	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,738,896	10.72	1,135,459	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,792,854	11.05	1,378,772	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	2,438,567	15.03	1,703,189	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$2,082,101	12.56%	$663,080	4.00%		$828,851	5.00%
Common equity Tier 1 (to risk-weighted assets)	2,082,101	12.90	1,129,446	7.00	(1)	1,048,771	6.50
Tier 1 capital (to risk-weighted assets)	2,082,101	12.90	1,371,470	8.50	(1)	1,290,796	8.00
Total capital (to risk-weighted assets)	2,235,596	13.86	1,694,169	10.50	(1)	1,613,495	10.00
As of December 31, 2025
Company:
Tier 1 capital (to average assets)	$1,193,942	8.65%	$551,966	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,119,172	10.72	730,982	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,193,942	11.43	887,621	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,467,329	14.05	1,096,473	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,194,054	8.71%	$548,260	4.00%		$685,326	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,194,054	11.54	724,359	7.00	(1)	672,619	6.50
Tier 1 capital (to risk-weighted assets)	1,194,054	11.54	879,578	8.50	(1)	827,839	8.00
Total capital (to risk-weighted assets)	1,282,441	12.39	1,086,538	10.50	(1)	1,034,798	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At June 30, 2026 and December 31, 2025, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At June 30, 2026 and December 31, 2025, the Company maintained a stockholders’ equity to total assets ratio of 10.36% and 11.42%, respectively.

Lending Activities
Loan Portfolio Composition. At June 30, 2026, the Company had total loans outstanding of $16.28 billion, of which $9.13 billion, or 56.1% of total loans, were investor owned commercial real estate, multi-family, and construction (including residential development loans), collectively, “commercial real estate - investor”. The remainder of the portfolio consisted of commercial and industrial loans, of which $1.80 billion were commercial and industrial - real estate, or 11.1% of total loans; and $1.91 billion were commercial and industrial - non-real estate loans, or 11.7% of total loans; $3.25 billion of residential real estate loans, or 19.9% of total loans; and $196.9 million of other consumer loans, primarily home equity loans and lines of credit, or 1.2% of total loans. On June 1, 2026 the Company acquired Flushing, which added $6.19 billion to total loans at acquisition, and subsequently sold $1.31 billion of multifamily loans obtained through the merger.
Commercial Real Estate - Investor Owned. At June 30, 2026, the Bank’s total investor owned commercial real estate loans outstanding were $9.13 billion, or 56.1% of total loans, as compared to $5.42 billion, or 49.1% of total loans at December 31, 2025. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.
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
The acquired loans from Flushing were re-risked at the date of acquisition based on the Company’s credit standards, which has increased the loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards.
The following table presents the Company’s commercial real estate - investor owned loans by industry as of June 30, 2026:

	As of June 30, 2026
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$650,746	8%	51%	1.9x
Medical	369,060	4	54	1.7
Credit Tenant	276,107	3	63	1.4
Total Office	1,295,913	15	54	1.7
Retail	1,915,399	23	57	1.9
Multi-family	1,506,096	18	59	1.5
Industrial/warehouse	975,470	11	50	2.0
Hospitality	234,262	3	46	1.7
Other (3)	2,534,243	30	41	1.7
Total	8,461,383	100%	51	1.7
Construction	663,930
Total CRE - investor	$9,125,313
(1) Represents the weighted average of loan balances as of June 30, 2026 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of June 30, 2026:

	As of June 30, 2026
(dollars in thousands)	Amount	Percent of Total
New York	$4,752,549	56%
Pennsylvania and Delaware	1,431,518	17
New Jersey	1,309,030	15
Maryland and District of Columbia	224,061	3
Massachusetts	196,968	2
Other	547,257	7
Total	8,461,383	100%
Construction	663,930
Total CRE - investor	$9,125,313
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans, investments, and other real estate acquired through foreclosure. It is the policy of the Company to cease accruing interest on loans and investments 90 days or more past due or in the process of foreclosure.

	June 30,	December 31,
	2026	2025
	(dollars in thousands)
Non-performing assets (1) (2):
Commercial real estate – investor	$76,721	$13,636
Commercial and industrial:
Commercial and industrial - real estate	16,980	4,813
Commercial and industrial - non-real estate	5,045	640
Total commercial and industrial	22,025	5,453
Residential real estate	7,043	6,200
Other consumer	2,452	2,502
Total non-performing loans	108,241	27,791
Other real estate owned	13,453	10,266
Non-performing investment (3)	20,729	—
Total non-performing assets	$142,423	$38,057
Allowance for loan credit losses	$209,716	$83,726
Allowance for unfunded commitments	4,194	4,028
PCD loans, net of allowance for loan credit losses	696,763	14,968
Delinquent loans 30-89 days	47,097	47,808
Allowance for loan credit losses as a percent of total loans receivable	1.29%	0.76%
Allowance for loan credit losses as a percent of total non-performing loans	193.75	301.27
Non-performing loans as a percent of total loans receivable	0.67	0.25
Non-performing assets as a percent of total assets	0.61	0.26
(1)Excludes loans held-for-sale.
(2)June 30, 2026 included loans acquired from the Flushing acquisition. Non-performing, delinquent 30 to 89 days, and PCD loans included $53.8 million, $18.2 million, and $750.4 million, respectively, of acquired loans from Flushing.
(3)Non-performing investment acquired from Flushing.
Overall asset quality metrics remained stable. Non-performing loans increased to $108.2 million, from $27.8 million, primarily due to $53.8 million of non-performing loans acquired from Flushing and one commercial relationship of $20.6 million. The Company’s non-performing loans represented 0.67% and 0.25% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 193.75%, as compared to 301.27%. The level of 30 to 89 days delinquent loans decreased to $47.1 million, from $47.8 million, primarily due to the one commercial relationship noted above, partially offset by $18.2 million of 30 to 89 days delinquent loans acquired from Flushing.

The Company identified $750.4 million of PCD loans from the Flushing acquisition which consisted of both criticized and classified loans and a significant portion of loans with any New York City rent-regulated exposure. The Company’s other real estate owned increased to $13.5 million from $10.3 million. The Company’s allowance for loan credit losses to total loans was 1.29%, as compared to 0.76%. The increase in the allowance for credit losses was largely driven by incremental allowance for loan credit losses of $121 million added for the Flushing portfolio.

The Company classifies loans (other than loans held-for-sale), investments, and other real estate owned in accordance with regulatory guidelines. The table below represents Special Mention and Substandard loans (other than loans held-for-sale) and investment, and other real estate owned (in thousands):

	June 30,	December 31,
	2026	2025
Special Mention	$136,705	$18,161
Substandard	404,832	103,981
Total	$541,537	$122,142
Special mention and substandard loans (other than loans held-for-sale), investment, and other real estate owned increased by $419.4 million to $541.5 million at June 30, 2026 from $122.1 million at December 31, 2025. The increase was primarily due to $293.2 million of loans and a $20.7 million investment acquired from Flushing, which were re-risked at the date of acquisition based on the Company’s credit standards. The remaining increase was driven by three accruing commercial relationships totaling $106.3 million.
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

Goodwill in accordance with ASC 350, Intangibles - Goodwill and Other, was also a critical accounting estimate in the preparation of the consolidated financial statements at June 30, 2026 and December 31, 2025.
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

In May 2026, FASB issued ASU 2026‑02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. The amendments in this ASU establish a framework for the recognition, measurement, presentation, and disclosure of environmental credits and related compliance obligations. The ASU requires entities to recognize environmental credits as assets when certain criteria are met and introduces measurement requirements based on the intended use of the credits, as well as guidance for recognizing and measuring environmental credit obligations. The ASU also requires enhanced disclosures regarding the nature, use, and financial statement impacts of environmental credits and related obligations. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Earl,y adoption is permitted. The Company is currently evaluating the impact of the standard for Topic 818 on the consolidated financial statements.
Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this quarterly report contains certain forward-looking statements within the meaning of the federal securities laws with respect to the transaction between OceanFirst and Flushing and the investment by affiliates of funds managed by Warburg Pincus in equity securities of OceanFirst. Forward-looking statements may be identified by the use of the words such as “ estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “strategy,” “future,” “opportunity,” “may,” “could,” “target,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. These statements are based on various assumptions, whether or not identified in this document, and on the current expectations of the Company’s management and are not predictions of actual performance, and, as a result, are subject to risks and uncertainties. These forward-looking statements are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict, may differ from assumptions and many are beyond the control of the Company. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy, the effects of a potential future federal government shutdown, debt ceiling impasses or fiscal uncertainty, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, our ability to enter into new markets and capitalize on growth opportunities, the adequacy of and changes in the economic assumptions and methodology for computing the allowance for credit losses, availability of capital, competition, our ability to maintain and increase market share and control expenses, changes in investor sentiment and consumer spending, borrowing and savings habits, changes in accounting principles, risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in the Company’s operational or security systems and infrastructure, including the risks arising from the Company’s dependence on third-party service providers and vendors, the failure to maintain current technologies and the operational risks associated with the adoption of artificial intelligence and other emerging technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of OceanFirst’s Annual Report on Form 10-K for the year ended December 31, 2025, and other documents filed by OceanFirst from time to time with the U.S. Securities and Exchange Commission (the “SEC”). The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
The Company utilizes a number of strategies to manage IRR including, but not limited to: (1) managing the origination, purchase, sale, and retention of various types of loans with differing IRR profiles; (2) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing stable relationship-based deposits and longer-term deposits; (3) selectively purchasing interest rate swaps and caps converting the rates for customer loans to manage individual loans and the Company’s overall IRR profile; (4) managing the investment portfolio IRR profile; (5) managing the maturities and rate structures of borrowings and time deposits; and (6) utilizing interest rate swaps, caps, floors, and collars to manage overall balance sheet interest rate risk.
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
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 8, Fair Value Measurements to the consolidated financial statements. However, for non-maturity deposits, the fair value differs as EVE considers the likelihood of deposit withdrawals and the current weighted average deposit rate relative to market rates which are key drivers to non-maturity deposit value. The Company’s weighted average age of non-maturity deposit accounts was approximately 12.1 years, and the weighted average cost was 1.86%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. At both June 30, 2026 and December 31, 2025, the Company was in compliance with Board guidelines for each scenario. The following table sets forth sensitivity for a specific range of interest rate scenarios as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(13.2)%	(13.5)%	(6.6)%	(2.5)%
200	(7.4)	(7.6)	(4.0)	(1.4)
100	(2.7)	(3.0)	(1.7)	(0.6)
Static	—	—	—	—
(100)	1.3	2.3	1.4	1.2
(200)	2.0	6.4	0.5	2.2
(300)	1.0	11.9	(4.3)	3.0
The net interest income sensitivity results indicate that at June 30, 2026, the Company was modestly liability sensitive, and the measures of EVE and net interest income at risk increased in rising rate scenarios from December 31, 2025 to June 30, 2026. The change in sensitivity between June 30, 2026 and December 31, 2025 was impacted by the addition of the Flushing loans and deposits and redeployment of loans sale proceeds into securities, offset by interest rate collars intended to limit exposure to increases in short-term interest rates while foregoing some of the upside if short-term interest rates decrease significantly
Certain shortcomings are inherent in the methodology used in the EVE and net interest income IRR measurements. The model requires the making of certain assumptions, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the model assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the model assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the Company’s business or strategic plans or any steps it may take to respond to changes in rates. Fourth, prepayment, rate sensitivity, and average life assumptions can have a significant impact on the IRR model results. Lastly, the model utilizes data derived from historical performance. Accordingly, although the above measurements provide an indication of the Company’s IRR exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
SEC guidance permits that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, and management has excluded Flushing from its reporting on internal control over financial reporting for the quarter ended June 30, 2026. Management will continue to evaluate the effectiveness of internal controls over financial reporting as it completes the integration of Flushing with the Company and will make changes to the internal control framework, as necessary.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$274,057	$135,130
Debt securities available-for-sale, at estimated fair value	2,067,668	1,231,827
Debt securities held-to-maturity, net of allowance for securities credit losses of $663 at June 30, 2026 and $811 at December 31, 2025 (estimated fair value of $2,803,466 at June 30, 2026 and $825,790 at December 31, 2025)	2,862,196	881,568
Equity investments	75,965	91,882
Restricted equity investments, at cost	180,711	129,329
Loans receivable, net of allowance for loan credit losses of $209,716 at June 30, 2026 and $83,726 at December 31, 2025	16,086,532	10,970,666
Loans held-for-sale	—	5,768
Interest and dividends receivable	91,497	49,010
Other real estate owned	13,453	10,266
Premises and equipment, net	126,609	112,743
Bank owned life insurance	503,910	270,301
Goodwill	529,836	517,481
Intangibles	90,613	9,046
Other assets	366,963	149,300
Total assets	$23,270,010	$14,564,317
Liabilities and Stockholders’ Equity
Deposits	$17,760,073	$10,964,405
FHLB advances	1,732,373	1,397,179
Securities sold under agreements to repurchase with customers	61,329	54,434
Other borrowings	493,216	255,233
Advances by borrowers for taxes and insurance	112,876	21,245
Other liabilities	699,063	209,271
Total liabilities	20,858,930	12,901,767
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 102,258,357 and 62,942,427 shares issued at June 30, 2026 and December 31, 2025, respectively; and 96,604,195 and 57,390,569 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,017	625
Non-voting common-equivalent stock, $0.00001 par value, 13,500,000 shares authorized, 1,812,000 shares issued at June 30, 2026 and no shares issued at December 31, 2025	30,448	—
Additional paid-in capital	1,843,530	1,118,331
Retained earnings	657,121	662,616
Accumulated other comprehensive loss	(3,376)	(2,159)
Less: Unallocated common stock held by ESOP	(681)	(1,301)
Treasury stock, 5,654,162 and 5,551,858 shares at June 30, 2026 and December 31, 2025, respectively	(116,979)	(115,562)
Total stockholders’ equity	2,411,080	1,662,550
Total liabilities and stockholders’ equity	$23,270,010	$14,564,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Interest income:
Loans	$178,982	$135,478	$324,306	$268,497
Debt securities	26,633	15,950	46,443	33,220
Equity investments and other	3,989	3,397	7,146	6,811
Total interest income	209,604	154,825	377,895	308,528
Interest expense:
Deposits	68,308	52,273	122,003	103,319
Borrowed funds	20,566	14,916	38,715	30,921
Total interest expense	88,874	67,189	160,718	134,240
Net interest income	120,730	87,636	217,177	174,288
Provision for credit losses	4,002	3,039	6,740	8,379
Net interest income after provision for credit losses	116,728	84,597	210,437	165,909
Other income (loss):
Bankcard services revenue	1,772	1,619	3,401	3,082
Trust and asset management revenue	384	374	817	780
Fees and service charges	3,389	4,969	6,202	9,681
Net gain on sales of loans	38	1,177	10	2,035
Net (loss) gain on equity investments	(347)	488	(701)	693
Net gain (loss) from other real estate operations	1,203	(260)	1,039	(276)
Income from bank owned life insurance	2,471	1,786	4,345	3,638
Commercial loan swap income	1,654	207	1,999	827
Other	34	1,373	234	2,526
Total other income	10,598	11,733	17,346	22,986
Operating expenses:
Compensation and employee benefits	50,202	40,242	89,686	76,982
Occupancy	7,333	5,454	13,165	10,951
Equipment	1,111	869	2,032	1,790
Marketing	1,894	1,541	2,857	2,649
Federal deposit insurance and regulatory assessments	4,130	2,898	7,345	5,881
Data processing	7,655	6,808	14,707	13,455
Check card processing	1,097	1,156	2,195	2,326
Professional fees	3,405	4,336	6,627	6,761
Amortization of intangibles	2,586	906	3,434	1,846
Merger related expenses	42,765	—	46,915	—
Restructuring (release) charges	(71)	—	57	—
Other operating expenses	7,752	7,264	14,242	13,127
Total operating expenses	129,859	71,474	203,262	135,768
(Loss) Income before provision for income taxes	(2,533)	24,856	24,521	53,127
Provision for income taxes	496	5,771	7,044	12,579
Net (loss) income	(3,029)	19,085	17,477	40,548
Net income (loss) attributable to non-controlling interest	—	39	—	(7)
Net (loss) income attributable to OceanFirst Financial Corp.	(3,029)	19,046	17,477	40,555
Dividends on preferred shares	—	1,004	—	2,008
Loss on redemption of preferred stock	—	1,842	—	1,842
Net (loss) income available to common stockholders	$(3,029)	$16,200	$17,477	$36,705
Basic (loss) earnings per share	$(0.04)	$0.28	$0.27	$0.63
Diluted (loss) earnings per share	$(0.04)	$0.28	$0.27	$0.63
Average basic shares outstanding	70,239	57,738	63,630	57,889
Average diluted shares outstanding	70,239	57,740	63,638	57,891
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net (loss) income	$(3,029)	$19,085	$17,477	$40,548
Other comprehensive (loss) income:
Net unrealized gain (loss) on debt securities (net of tax expense of $484 and tax benefit of $304 in 2026 and tax expense of $542 and $1,330 in 2025, respectively)	1,724	1,693	(748)	4,166
Accretion of unrealized loss on debt securities reclassified to HTM (net of tax expense of $37 and $77 in 2026 and $74 and $118 in 2025, respectively)	54	109	112	173
Unrealized loss on cash flow derivative hedges (net of tax benefit of $237 for both periods in 2026 and $31 and $30 in 2025, respectively)	(581)	(93)	(581)	(93)
Reclassification adjustment for losses included in net income (net of tax expense of $35 and $55 in 2025, respectively)	—	106	—	170
Total other comprehensive income (loss), net of tax	1,197	1,815	(1,217)	4,416
Total comprehensive (loss) income	(1,832)	20,900	16,260	44,964
Less: comprehensive income (loss) attributable to non-controlling interest	—	39	—	(7)
Comprehensive (loss) income attributable to OceanFirst Financial Corp.	(1,832)	20,861	16,260	44,971
Less: dividends on preferred shares	—	1,004	—	2,008
Less: loss on redemption of preferred stock	—	1,842	—	1,842
Total comprehensive (loss) income available to common stockholders	$(1,832)	$18,015	$16,260	$41,121
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended June 30, 2026 and 2025

	Preferred Stock	Common Stock	Non-Voting Common-Equivalent Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at March 31, 2025	$1	$625	$—	$1,170,179	$650,546	$(13,252)	$(2,232)	$(97,545)	$795	$1,709,117
Net income	—	—	—	—	19,046	—	—	—	39	19,085
Other comprehensive income, net of tax	—	—	—	—	—	1,815	—	—	—	1,815
Stock compensation	—	—	—	808	—	—	—	—	—	808
Allocation of ESOP stock	—	—	—	(36)	—	—	310	—	—	274
Cash dividend - $0.20 per share	—	—	—	—	(11,651)	—	—	—	—	(11,651)
Exercise of stock options	—	—	—	17	—	—	—	—	—	17
Repurchase 1,003,550 shares of common stock	—	—	—	—	—	—	—	(17,411)	—	(17,411)
Preferred stock dividend	—	—	—	—	(1,004)	—	—	—	—	(1,004)
Redemption of preferred stock	(1)	—	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Balance at June 30, 2025	$—	$625	$—	$1,115,441	$655,095	$(11,437)	$(1,922)	$(114,956)	$834	$1,643,680

Balance at March 31, 2026	$—	$629	$—	$1,121,646	$671,657	$(4,573)	$(991)	$(119,000)	$—	$1,669,368
Net loss	—	—	—	—	(3,029)	—	—	—	—	(3,029)
Other comprehensive income, net of tax	—	—	—	—	—	1,197	—	—	—	1,197
Stock compensation	—	—	—	2,918	—	—	—	—	—	2,918
Allocation of ESOP stock	—	—	—	(3)	—	—	310	—	—	307
Cash dividend - $0.20 per share	—	—	—	—	(11,507)	—	—	—	—	(11,507)
Repurchase of 198,827 shares of common stock	—	—	—	65	—	—	—	(3,670)	—	(3,605)
Issuance of common stock for merger with Flushing	—	293	—	535,295	—	—	—	—	—	535,588
Net proceeds from capital raise	—	95	30,448	184,300	—	—	—	—	—	214,843
Shares issued to OceanFirst foundation	—	—	—	(691)	—	—	—	5,691	—	5,000
Balance at June 30, 2026	$—	$1,017	$30,448	$1,843,530	$657,121	$(3,376)	$(681)	$(116,979)	$—	$2,411,080

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Six Months Ended June 30, 2026 and 2025

	Preferred Stock	Common Stock	Non-Voting Common-Equivalent Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2024	$1	$613	$—	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757
Net income	—	—	—	—	40,555	—	—	—	(7)	40,548
Other comprehensive income, net of tax	—	—	—	—	—	4,416	—	—	—	4,416
Stock compensation	—	12	—	2,534	—	—	—	—	—	2,546
Allocation of ESOP stock	—	—	—	(54)	—	—	620	—	—	566
Cash dividend - $0.40 per share	—	—	—	—	(23,337)	—	—	—	—	(23,337)
Exercise of stock options	—	—	—	136	—	—	—	—	—	136
Repurchase 1,401,945 shares of common stock	—	—	—	31	—	—	—	(24,339)	—	(24,308)
Preferred stock dividend	—	—	—	—	(2,008)	—	—	—	—	(2,008)
Redemption of preferred stock	(1)	—	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(266)	(266)
Balance at June 30, 2025	$—	$625	$—	$1,115,441	$655,095	$(11,437)	$(1,922)	$(114,956)	$834	$1,643,680

Balance at December 31, 2025	$—	$625	$—	$1,118,331	$662,616	$(2,159)	$(1,301)	$(115,562)	$—	$1,662,550
Net income	—	—	—	—	17,477	—	—	—	—	17,477
Other comprehensive loss, net of tax	—	—	—	—	—	(1,217)	—	—	—	(1,217)
Stock compensation	—	3	—	3,868	—	—	—	—	—	3,871
Allocation of ESOP stock	—	—	—	(9)	—	—	620	—	—	611
Cash dividend - $0.40 per share	—	—	—	—	(22,972)	—	—	—	—	(22,972)
Exercise of stock options	—	1	—	2,322	—	—	—	—	—	2,323
Repurchase 376,277 shares of common stock	—	—	—	114	—	—	—	(7,108)	—	(6,994)
Issuance of common stock for merger with Flushing	—	293	—	535,295	—	—	—	—	—	535,588
Net proceeds from capital raise	—	95	30,448	184,300	—	—	—	—	—	214,843
Shares issued to OceanFirst foundation	—	—	—	(691)	—	—	—	5,691	—	5,000
Balance at June 30, 2026	$—	$1,017	$30,448	$1,843,530	$657,121	$(3,376)	$(681)	$(116,979)	$—	$2,411,080
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$17,477	$40,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	5,736	5,083
Allocation of ESOP stock	611	566
Stock compensation	3,871	2,546
Net excess tax expense on stock compensation	194	195
Amortization of servicing asset	460	163
Net (discount) premium amortization in excess of discount accretion on securities	(6,337)	82
Net amortization of deferred costs on borrowings	310	239
Amortization of intangibles	3,434	1,846
Net accretion of purchase accounting adjustments	(1,238)	(691)
Net amortization of deferred fees/costs and premiums/discounts on loans	(3,633)	(4,668)
Provision for credit losses	6,740	8,379
Net (gain) loss on sale of OREO and fixed assets	(19)	24
Net loss on sales of AFS securities	—	56
Net loss (gain) on equity investments	701	(693)
Net gain on sales of loans	(10)	(2,035)
Proceeds from sales of residential loans held for sale	2,714	249,458
Net residential loans originated for sale	3,064	(241,956)
Net write (up) down of OREO	(1,256)	194
Increase in cash surrender value of bank owned life insurance	(4,394)	(3,638)
Decrease in interest and dividends receivable	1,230	1,882
Shares issued to OceanFirst Foundation	5,000	—
Deferred tax provision (benefit)	1,170	(39)
Decrease in other assets	44,213	33,053
Decrease in other liabilities	(18,789)	(63,797)
Total adjustments	43,772	(13,751)
Net cash provided by (used in) operating activities	61,249	26,797
Cash flows from investing activities:
Net increase in loans receivable	(132,004)	(56,273)
Proceeds from sale of loans	1,201,786	—
Proceeds from sales of non-performing loans	2,037	6,361
Purchase of loan pools, net of discount	—	(24,297)
Purchase of debt securities AFS	(326,796)	(51,661)
Purchase of debt securities HTM	(979,556)	—
Purchase of equity investments	(3,481)	(3,220)
Proceeds from maturities and calls of debt securities AFS	6,559	3,250
Proceeds from maturities and calls of debt securities HTM	17,860	27,004
Proceeds from sales of debt securities available-for-sale	157,792	5,444
Proceeds from calls and sales of equity investments	32,486	—
Principal repayments on debt securities AFS	105,383	139,898
Principal repayments on debt securities HTM	64,201	51,515
Proceeds from bank owned life insurance	1,531	2,662
Proceeds from the redemption of restricted equity investments	295,634	127,306
Purchases of restricted equity investments	(329,057)	(125,210)
Capitalized improvements to OREO	(434)	—
Proceeds from sale of OREO	1,920	402
Purchases of premises and equipment	(4,530)	(3,249)
Cash received, net of cash consideration paid for acquisition	305,707	—
Net cash provided by investing activities	417,038	99,932

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(646,907)	$166,102
Increase in short-term borrowings	6,865	885
Net repayment of FHLB advances	171,500	(133,924)
Increase in advances by borrowers for taxes and insurance	(53,651)	(4,272)
Exercise of stock options	2,323	136
Payment of employee taxes withheld from stock awards and phantom stock units	(4,367)	(1,383)
Purchase of treasury stock	(6,994)	(24,308)
Net proceeds from capital raise	214,843	—
Dividends paid	(22,972)	(25,345)
Redemption of preferred stock	—	(57,370)
Distributions to non-controlling interest	—	(266)
Net cash used in financing activities	(339,360)	(79,745)
Net increase in cash and due from banks and restricted cash	138,927	46,984
Cash and due from banks and restricted cash at beginning of period	135,130	123,615
Cash and due from banks and restricted cash at end of period	$274,057	$170,599
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$135,130	$123,615
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$135,130	$123,615
Cash and due from banks at end of period	$274,057	$170,599
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$274,057	$170,599
Cash paid during the period for:
Interest	$152,477	$133,527
Income taxes	17,614	12,957
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	189	291
Net loan charge-offs	2,215	2,854
Shares issued to OceanFirst foundation	5,000	—
Transfer of loans receivable to OREO	3,398	6,487
Transfer of loans receivable to loans held-for-sale	2,037	6,361

Acquisition:
Non-cash assets acquired:
Securities	$1,560,476	$—
Loans	4,991,257	—
Loans held for sale	1,201,786	—
Other assets	539,570	—
Goodwill and other intangible assets, net	97,356	—
Total non-cash assets acquired	$8,390,445	$—
Liabilities assumed:
Deposits	$7,443,951	$—
Borrowings	400,135	—
Other liabilities	316,478	—
Total liabilities assumed	$8,160,564	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: the Company; its wholly-owned subsidiaries, the Bank and OceanFirst Risk Management, Inc.; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC; Spring Garden Capital Group, LLC (and its subsidiaries), FSB Properties Inc., Flushing Service Corporation, and Flushing Remsen Units, Inc. The Company disposed of its 60% controlling interest in Trident Abstract Title Agency, LLC on October 1, 2025, which was included in the Company’s consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the full year or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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
Segment Reporting
The Company’s operations are solely in the financial services industry and provide a range of regional community banking services to retail and commercial customers. The Company operates throughout New Jersey, New York, Long Island, and the major metropolitan areas from Massachusetts through Virginia.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 2. Business Combination
Flushing Acquisition
On June 1, 2026, the Company completed its acquisition of Flushing, pursuant to which Apollo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into Flushing (the “First-Step Merger”), with Flushing continuing as the surviving entity. Immediately following the First-Step Merger, Flushing merged with and into the Company, with the Company continuing as the surviving corporation (the “Second-Step Merger” and together with the First-Step Merger, the “Merger”). On the day immediately following the closing date of June 1, 2026, Flushing Bank, a New York-chartered non-member bank and, prior to the Second-Step Merger, a wholly-owned subsidiary of Flushing merged with and into the Bank, with the Bank continuing as the surviving bank.
Each share of common stock, par value $0.01 per share, of Flushing issued and outstanding immediately prior to the completion of the Merger, was converted into the right to receive 0.85 of a share of common stock, par value $0.01 per share, of the Company. Holders of Flushing common stock also became entitled to receive cash in lieu of fractional shares of the Company’s common stock.
Concurrent with the completion of the Merger, the Company raised $225 million of equity from affiliates of funds managed by Warburg Pincus, in which the Company issued and sold to Warburg Pincus 9.6 million shares of Company’s common stock, at $19.76 per share, 1,812 shares of a new class of NVCE Stock representing the economic equivalent of approximately 1.8 million shares of Company’s common stock, at $19,760 per share of NVCE Stock, and issued to Warburg Pincus a warrant to purchase approximately 11.4 million shares of NVCE Stock with an exercise price of $19,760 per share of NVCE Stock.
The NVCE Stock was issued as a series of preferred stock, in accordance with the Investment Agreement dated December 29, 2025. The NVCE Stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE Stock does not have voting rights and ranks equally with, and has identical rights, preferences and privileges as the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company.
The warrant carries a term of seven years and can be exercised voluntarily following the third anniversary of the investment. The warrant can also be voluntarily exercised prior to the third anniversary of the investment, in the event the market price of the Company’s common stock reaches or exceeds $30 per share at the closing of any trading day or in connection with certain change of control transactions involving the Company. The warrant is subject to mandatory exercise, at any time, in the event the market price of Company’s common stock reaches or exceeds $30 per share for a certain number of trading days over a specified period. In the event of a change of control transaction where less than 90% of the consideration in such transaction is comprised of equity securities traded on the NASDAQ or NYSE, Warburg Pincus will be entitled to receive additional shares if it exercises the warrant in connection with such transaction. The warrants are accounted as equity-classified instruments.
The acquisition was accounted for under the acquisition method of accounting, with the Company as the accounting acquirer. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired has been recorded as goodwill.
After purchase accounting adjustments, the merger added $8.69 billion to total assets, including $6.19 billion to loans and loans held for sale, and $7.44 billion to deposits. Total consideration paid for Flushing was $538.4 million, including cash consideration of $2.8 million. The application of the acquisition method of accounting resulted in goodwill of $12.4 million.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Flushing, net of total consideration paid (in thousands):

	At June 1, 2026
	Flushing Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$538,351
Assets acquired:
Cash and cash equivalents	$308,470	$—	$308,470
Securities	1,560,808	(332)	1,560,476
Loans receivable, net of allowance for loans credit losses	5,221,067	(229,810)	4,991,257
Loans held-for-sale	1,309,849	(108,063)	1,201,786
Core deposit intangible	647	84,353	85,000
Other assets	457,057	82,513	539,570
Total assets acquired	8,857,898	(171,339)	8,686,559
Liabilities assumed:
Deposits	7,436,454	7,497	7,443,951
FHLB advances and other borrowings	406,241	(6,106)	400,135
Other liabilities	316,879	(401)	316,478
Total liabilities assumed	8,159,574	990	8,160,564
Net assets acquired	$698,324	$(172,329)	$525,995
Goodwill recorded in the merger			$12,356
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Flushing acquisition were as follows. Refer to Note 8, Fair Value Measurements, for a discussion of the fair value hierarchy.
Securities
The estimated fair values of the securities were generally calculated utilizing Level 1 and Level 2 inputs using quoted market prices, observable market data or subsequent sale prices as this was determined to be the best indicator of fair value. The securities acquired are generally traded in active markets. Prices for these instruments were obtained through security industry sources actively participating in these markets or using other observable inputs. Certain municipal securities are fair valued using a discounted cash flow methodology and therefore, classified as Level 3.
Loans and loans held-for-sale
The Company evaluated whether acquired loans have experienced more-than-insignificant deteriorations in credit quality since origination, using a combination of qualitative and quantitative factors. Loans meeting this criteria were classified as purchased credit deteriorated (“PCD”) loans. In accordance with the adoption of ASU 2025-08, all loans acquired that are not identified as PCD loans are classified as purchased seasoned loans (“PSL”), with the exception of credit cards. For both PSL and PCD loans, the Company recorded an initial allowance through an adjustment to acquired loan balances and a related purchase accounting mark under the gross up approach.
The acquired loan portfolio held for investment was valued utilizing Level 3 inputs and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. The acquired loans were grouped into pools based on similar characteristics such as loan type, interest rate type, payment type, risk rating and performance status. Specifically, the Company utilized two separate fair value analyses which a market participant would employ in estimating the total fair value adjustment: 1) interest rate loan fair value analysis and 2) credit fair value adjustment.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The credit fair value adjustment was calculated using expected credit losses derived from probability of default and loss given default assumptions over the estimated life of the loans. The analysis also incorporated market participant assumptions regarding economic conditions and other qualitative factors. These inputs were obtained from various external data sources and reviewed by management for reasonableness. A discounted cash flow approach was utilized to calculate the credit fair value adjustment.
For the interest rate fair value analysis, market rate spreads and prepayment assumptions were developed for each loan pool using data obtained from various external sources and were reviewed by management for reasonableness. A discounted cash flow approach was utilized to calculate the interest rate fair value adjustment. The non-credit discount on the acquired loans will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
The following table presents the PCD and PSL activity on loans held for investment (in thousands):

	June 1, 2026
	PSL	PCD
Par value of loans at acquisition	$4,416,746	$812,205
Initial allowance for credit losses on acquired loans	(60,881)	(60,450)
Non-credit discount on acquired loans	(60,897)	(55,466)
Fair value of acquired loans	$4,294,968	$696,289
Upon completion of the acquisition, the Company sold $1.31 billion of multifamily loans that were classified as loans held-for-sale, with servicing released. The held-for-sale loans were valued based on the executed sales price, net of estimated costs to sell, from an observable transaction completed shortly after the acquisition date, as this was determined to be the best indicator of fair value. Management determined that no significant changes in market conditions or loan characteristics occurred between the acquisition date and the sale date.
Leases
Flushing operated 31 properties that were subject to separate lease agreements, in addition to owned properties. The fair value of acquired leases was determined using a discounted cash flow methodology based on the present value of the difference between contractual rents and estimated market rents for comparable properties over the remaining lease terms.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to certain non-interest-bearing demand deposits, interest-bearing checking, money market and savings accounts acquired as part of the acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost saving from acquiring the core deposits as part of an acquisition compared to the cost of alternative funding sources and is valued utilizing Level 3 inputs. The core deposit premium totaled $85.0 million for the acquisition of Flushing, and is being amortized over its estimated useful life of approximately 7 years using a sum of the years’ digits method.
Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits represents the present value of the expected contractual payments discounted by market rates for similar time deposits and is valued utilizing Level 2 inputs.
Borrowings
The fair value of the acquired subordinated debt is valued using observable market prices and trading data for this instrument. Accordingly, the valuation utilized Level 2 inputs.
The fair value for the junior subordinated debt, or trust preferred securities, was determined using a discounted cash flow methodology. Contractual cash flows were discounted using market rates for similar debt instruments adjusted for differences in credit risk, liquidity, and time to maturity. Accordingly, the valuation utilized Level 3 inputs.
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Flushing operations included in the Consolidated Statements of Income from the date of the acquisition (June 1, 2026) through June 30, 2026. In addition, the table provides unaudited condensed pro forma financial information assuming the Merger had been completed as of January 1, 2025 for the six months ended June 30, 2025. The table below has been prepared for comparative purposes only and is not necessarily

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

The unaudited pro forma information does not reflect management’s estimates of any revenue-enhancing opportunities or anticipated cost savings that may be realized as a result of the integration and consolidation of Flushing’s operations. The pro forma information presented gives effect to estimated purchase accounting fair value adjustments, merger-related expenses of $46.9 million (which had an estimated tax-adjusted earnings per share impact of $0.37) assumed to have been incurred in 2025 and therefore excluded from 2026 results, the removal of Flushing’s 2025 goodwill impairment charge, and related income tax effects, including the application of the combined entity’s effective tax rate. Average diluted shares outstanding include shares issued in connection with the Flushing acquisition, as well as common stock and NVCE Stock issued to Warburg Pincus.

(in thousands)	Flushing Actual from June 1, 2026 to June 30, 2026	Pro Forma For the Six Months Ended June 30, 2026	Pro Forma For the Six Months Ended June 30, 2025
Net interest income	$19,068	$316,979	$287,326
Credit loss expense	(109)	8,751	16,891
Non-interest income	1,350	22,810	38,337
Non-interest expense	14,813	257,942	275,657
Income before income taxes	5,714	73,096	33,115
Provision for income taxes	1,607	20,467	9,272
Net income	$4,107	$52,629	$23,843
Net income available to common stockholders	$4,107	$52,629	$20,000
Average diluted shares outstanding		97,712	98,555
Fully diluted earnings per share		$0.54	$0.20

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Earnings/(Loss) per Share
The following reconciles shares outstanding for basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding	70,604	58,030	64,071	58,284
Less: Unallocated ESOP shares	(41)	(107)	(49)	(115)
Unallocated incentive award shares	(324)	(185)	(392)	(280)
Average basic shares outstanding	70,239	57,738	63,630	57,889
Add: Effect of dilutive securities:
Incentive awards	—	2	8	2
Average diluted shares outstanding	70,239	57,740	63,638	57,891
The Company calculates earnings per share using the two-class method, as NVCE Stock qualifies as a participating security under ASC 260. Since earnings per share attributable to common stock and NVCE Stock are identical, a single basic and diluted earnings per share amount is presented for both classes of stock. All NVCE shares presented in this document are reported on an as-converted common stock equivalent basis.
The following table presents the antidilutive stock options and warrants that were excluded from the earnings per share calculation for the three and six months ended June 30, 2026 and 2025. For the three months ended June 30, 2026 shares related to incentive awards were excluded from the diluted earnings/(loss) per share calculation as they were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,178	1,532	1,257	1,561
NVCE stock warrants	11,387	—	11,387	—
Incentive awards	12	—	—	—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities AFS and HTM at June 30, 2026 and December 31, 2025 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At June 30, 2026
Debt securities AFS:
U.S. government and agency obligations	$54,631	$—	$(2,544)	$52,087	$—
State and municipal debt obligations	135,335	6,937	—	142,272	—
Corporate debt securities	144,760	952	(158)	145,554	—
Asset-backed securities	461,052	103	(157)	460,998	—
MBS:
Agency residential	1,179,978	1,005	(12,322)	1,168,661	—
Agency commercial	107,545	—	(9,449)	98,096	—
Total mortgage-backed securities	1,287,523	1,005	(21,771)	1,266,757	—
Total excluding fair value hedge basis adjustment	2,083,301	8,997	(24,630)	2,067,668	—
Fair value hedge basis adjustment (1)	(12,223)	—	12,223	—	—
Total debt securities AFS	$2,071,078	$8,997	$(12,407)	$2,067,668	$—
Debt securities HTM:
State and municipal debt obligations	$150,074	$622	$(7,155)	$143,541	$(20)
Corporate debt securities	46,007	227	(398)	45,836	(631)
Mortgage-backed securities:
Agency residential	2,520,815	3,134	(49,788)	2,474,161	—
Agency commercial	144,905	275	(6,227)	138,953	—
Non-agency commercial	1,058	—	(83)	975	(12)
Total mortgage-backed securities	2,666,778	3,409	(56,098)	2,614,089	(12)
Total debt securities HTM	$2,862,859	$4,258	$(63,651)	$2,803,466	$(663)
Total debt securities	$4,933,937	$13,255	$(76,058)	$4,871,134	$(663)
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$54,607	$—	$(2,666)	$51,941	$—
State, municipal and sovereign debt obligations	75,776	7,359	—	83,135	—
Corporate debt securities	27,947	575	(298)	28,224	—
Asset-backed securities	114,595	60	(161)	114,494	—
Mortgage-backed securities:
Agency residential	857,079	1,773	(3,830)	855,022	—
Agency commercial	108,070	2	(9,061)	99,011	—
Total mortgage-backed securities	965,149	1,775	(12,891)	954,033	—
Total excluding fair value hedge basis adjustment	1,238,074	9,769	(16,016)	1,231,827	—
Fair value hedge basis adjustment (1)	(4,038)	—	4,038	—	—
Total debt securities AFS	$1,234,036	$9,769	$(11,978)	$1,231,827	$—
Debt securities HTM:
State and municipal debt obligations	$165,267	$434	$(8,518)	$157,183	$(22)
Corporate debt securities	48,986	251	(692)	48,545	(772)
Mortgage-backed securities:
Agency residential	589,078	1,788	(44,521)	546,345	—
Agency commercial	77,517	8	(5,256)	72,269	—
Non-agency commercial	1,531	—	(83)	1,448	(17)
Total mortgage-backed securities	668,126	1,796	(49,860)	620,062	(17)
Total debt securities HTM	$882,379	$2,481	$(59,070)	$825,790	$(811)
Total debt securities	$2,116,415	$12,250	$(71,048)	$2,057,617	$(811)
(1)Refer to Note 9, Derivatives and Hedging Activities for additional information.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities HTM for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for securities credit losses
Beginning balance	$(754)	$(898)	$(811)	$(967)
Benefit for credit losses	91	89	148	158
Total ending allowance balance	$(663)	$(809)	$(663)	$(809)
The Company monitors the credit quality of debt securities HTM on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities HTM at June 30, 2026, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of June 30, 2026
State and municipal debt obligations	$150,074	$—	$150,074
Corporate debt securities	32,601	13,406	46,007
Non-agency commercial MBS	1,058	—	1,058
Total debt securities held-to-maturity	$183,733	$13,406	$197,139
There were no realized gains/losses on sale of debt securities AFS for the three and six months ended June 30, 2026, as compared to $56,000 realized losses for both the corresponding prior year periods. These realized gains/losses on debt securities are presented within Other and included within Total other income on the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at June 30, 2026 by contractual maturity are shown below (in thousands):

June 30, 2026	Amortized Cost (1)	Estimated Fair Value
Less than one year	$64,385	$63,625
Due after one year through five years	108,490	104,690
Due after five years through ten years	215,288	215,267
Due after ten years	603,696	606,706
	$991,859	$990,288
(1)The amortized cost of AFS securities excludes the portfolio layer fair value hedge basis adjustments of $12.2 million at June 30, 2026.
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2026, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost, excluding the fair value hedge basis adjustments, of $190.2 million, $166.4 million, and $461.1 million, respectively, and an estimated fair value of $190.8 million, $173.4 million, and $461.0 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities AFS and HTM at June 30, 2026 and December 31, 2025, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)
At June 30, 2026
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$52,087	$(2,544)	$52,087	$(2,544)
Corporate debt securities	48,005	(150)	993	(8)	48,998	(158)
Asset-backed securities	243,820	(157)	—	—	243,820	(157)
MBS:
Agency residential	730,312	(12,322)	—	—	730,312	(12,322)
Agency commercial	485	(3)	97,611	(9,446)	98,096	(9,449)
Total MBS	730,797	(12,325)	97,611	(9,446)	828,408	(21,771)
Total debt securities AFS	1,022,622	(12,632)	150,691	(11,998)	1,173,313	(24,630)
Debt securities HTM:
State and municipal debt obligations	4,911	(59)	125,489	(7,096)	130,400	(7,155)
Corporate debt securities	992	(1)	15,768	(397)	16,760	(398)
MBS:
Agency residential	1,089,549	(3,555)	348,410	(46,233)	1,437,959	(49,788)
Agency commercial	34,016	(116)	66,317	(6,111)	100,333	(6,227)
Non-agency commercial	—	—	975	(83)	975	(83)
Total MBS	1,123,565	(3,671)	415,702	(52,427)	1,539,267	(56,098)
Total debt securities HTM	1,129,468	(3,731)	556,959	(59,920)	1,686,427	(63,651)
Total debt securities	$2,152,090	$(16,363)	$707,650	$(71,918)	$2,859,740	$(88,281)
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$51,941	$(2,666)	$51,941	$(2,666)
Corporate debt securities	4,712	(97)	3,798	(201)	8,510	(298)
Asset-backed securities	68,805	(161)	—	—	68,805	(161)
MBS:
Agency residential	498,047	(3,771)	21,547	(59)	519,594	(3,830)
Agency commercial	—	—	98,518	(9,061)	98,518	(9,061)
Total MBS	498,047	(3,771)	120,065	(9,120)	618,112	(12,891)
Total debt securities AFS	571,564	(4,029)	175,804	(11,987)	747,368	(16,016)
Debt securities HTM:
State and municipal debt obligations	245	—	138,624	(8,518)	138,869	(8,518)
Corporate debt securities	4,458	(241)	14,295	(451)	18,753	(692)
MBS:
Agency residential	23,548	(72)	425,748	(44,449)	449,296	(44,521)
Agency commercial	—	—	71,509	(5,256)	71,509	(5,256)
Non-agency commercial	459	(1)	989	(82)	1,448	(83)
Total MBS	24,007	(73)	498,246	(49,787)	522,253	(49,860)
Total debt securities HTM	28,710	(314)	651,165	(58,756)	679,875	(59,070)
Total debt securities	$600,274	$(4,343)	$826,969	$(70,743)	$1,427,243	$(75,086)
(1)The unrealized losses of AFS securities excludes the portfolio layer fair value hedge basis adjustments of $12.2 million and $4.0 million at June 30, 2026 and December 31, 2025, respectively.
The Company concluded that no debt securities were impaired at June 30, 2026 based on consideration of several factors. As of June 30, 2026, the Company had one non-performing investment of $20.6 million acquired from Flushing, for which full recovery is expected. Except for this investment, the Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At June 30, 2026 and December 31, 2025, the Company held equity investments of $76.0 million and $91.9 million, respectively. The equity investments are primarily comprised of investments in other financial institutions and funds, and select financial services institutions’ preferred stocks.
The realized and unrealized gains or losses on equity securities for the three and six months ended June 30, 2026 and 2025 are shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) gain on equity investments	$(347)	$488	$(701)	$693
Less: Net loss recognized on equity investments sold	(455)	—	(455)	—
Unrealized gains (losses) recognized on equity investments still held	$108	$488	$(246)	$693
Note 5. Loans Receivable, Net
Loans receivable, net at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Commercial:
Commercial real estate – investor	$9,125,313	$5,420,989
Commercial and industrial:
Commercial and industrial – real estate	1,800,501	986,431
Commercial and industrial – non-real estate	1,907,719	1,227,556
Total commercial and industrial	3,708,220	2,213,987
Total commercial	12,833,533	7,634,976
Consumer:
Residential real estate	3,245,311	3,194,264
Other consumer	196,908	202,763
Total consumer	3,442,219	3,397,027
Total loans receivable	16,275,752	11,032,003
Deferred origination costs, net of fees	20,496	22,389
Allowance for loan credit losses	(209,716)	(83,726)
Total loans receivable, net	$16,086,532	$10,970,666
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans (in thousands) by year of origination, internally assigned credit grades, and risk characteristics. The tables also include gross charge-offs that were recorded for the year to date periods presented, by year of origination (in thousands):

	2026	2025	2024	2023	2022	2021 and prior	Revolving lines of credit	Total
As of June 30, 2026
Commercial real estate - investor
Pass	$446,641	$905,946	$331,635	$499,793	$1,551,649	$4,297,144	$778,091	$8,810,899
Special Mention	—	9,630	—	—	3,948	56,288	2,934	72,800
Substandard	—	—	—	1,618	24,905	209,719	5,372	241,614
Total commercial real estate - investor	446,641	915,576	331,635	501,411	1,580,502	4,563,151	786,397	9,125,313
Gross charge-offs	(351)	—	(85)	(411)	(119)	(84)	—	(1,050)
Commercial and industrial:
Commercial and industrial - real estate
Pass	191,430	298,000	86,198	106,205	215,867	754,794	41,385	1,693,879
Special Mention	273	2,646	8,823	—	—	332	—	12,074
Substandard	—	17,975	33,360	—	—	43,132	81	94,548
Total commercial and industrial - real estate	191,703	318,621	128,381	106,205	215,867	798,258	41,466	1,800,501
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial - non-real estate
Pass	267,865	385,265	207,236	79,583	68,357	86,685	735,542	1,830,533
Special Mention	175	9,510	7,643	14,620	869	1,541	12,779	47,137
Substandard	—	4,358	481	—	1,179	1,732	22,299	30,049
Total commercial and industrial - non-real estate	268,040	399,133	215,360	94,203	70,405	89,958	770,620	1,907,719
Gross charge-offs	—	(178)	(893)	—	—	(73)	—	(1,144)
Total commercial and industrial	459,743	717,754	343,741	200,408	286,272	888,216	812,086	3,708,220
Residential real estate (1)
Pass	13,407	466,545	228,453	270,909	509,877	1,748,890	—	3,238,081
Special Mention	—	1,220	896	833	116	1,567	—	4,632
Substandard	—	179	—	333	—	2,086	—	2,598
Total residential real estate	13,407	467,944	229,349	272,075	509,993	1,752,543	—	3,245,311
Gross charge-offs	—	(47)	(107)	(3)	(28)	(198)	—	(383)
Other consumer (1)
Pass	—	29,063	22,536	20,739	12,185	110,346	136	195,005
Special Mention	—	—	—	—	—	62	—	62
Substandard	—	—	—	85	—	1,756	—	1,841
Total other consumer	—	29,063	22,536	20,824	12,185	112,164	136	196,908
Gross charge-offs	—	—	(29)	—	(5)	(121)	—	(155)
Total loans	$919,791	$2,130,337	$927,261	$994,718	$2,388,952	$7,316,074	$1,598,619	$16,275,752
Total gross charge-offs	$(351)	$(225)	$(1,114)	$(414)	$(152)	$(476)	$—	$(2,732)
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the three months ended June 30, 2026
Allowance for credit losses on loans
Balance at beginning of period	$29,014	$7,293	$23,663	$25,140	$1,000	$86,110
Provision (benefit) for credit losses	3,458	(1,709)	974	1,123	(57)	3,789
Initial allowance for credit losses on acquired loans from Flushing (1)	85,748	15,796	18,606	966	215	121,331
Charge-offs	(966)	—	(342)	(354)	(114)	(1,776)
Recoveries	100	17	117	2	26	262
Balance at end of period	$117,354	$21,397	$43,018	$26,877	$1,070	$209,716
For the three months ended June 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$33,947	$4,102	$12,837	$26,810	$1,102	$78,798
Provision (benefit) for credit losses	690	(179)	1,951	108	116	2,686
Charge-offs	(1,791)	—	—	(370)	(254)	(2,415)
Recoveries	80	11	34	22	50	197
Balance at end of period	$32,926	$3,934	$14,822	$26,570	$1,014	$79,266
For the six months ended June 30, 2026
Allowance for credit losses on loans
Balance at beginning of period	$29,944	$4,753	$23,376	$24,680	$973	$83,726
Provision (benefit) for credit losses	2,604	828	1,924	1,591	(73)	6,874
Initial allowance for credit losses on acquired loans from Flushing (1)	85,748	15,796	18,606	966	215	121,331
Charge-offs	(1,050)	—	(1,144)	(383)	(155)	(2,732)
Recoveries	108	20	256	23	110	517
Balance at end of period	$117,354	$21,397	$43,018	$26,877	$1,070	$209,716
For the six months ended June 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	3,837	103	4,315	51	207	8,513
Charge-offs	(1,846)	—	—	(1,092)	(275)	(3,213)
Recoveries	155	14	36	24	130	359
Balance at end of period	$32,926	$3,934	$14,822	$26,570	$1,014	$79,266
(1)The allowance for credit losses for the three and six months ended June 30, 2026 reflects the initial allowance recorded on purchased seasoned loans and purchased credit deteriorated loans acquired in the Flushing merger, in accordance with ASU 2025-08.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At June 30, 2026 and December 31, 2025, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $76.7 million and $13.6 million, respectively, commercial and industrial - real estate of $17.0 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $4.5 million and $603,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $4.4 million and $5.5 million at June 30, 2026 and December 31, 2025, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Commercial real estate – investor	$76,721	$13,636
Commercial and industrial:
Commercial and industrial - real estate	16,980	4,813
Commercial and industrial - non-real estate	5,045	640
Total commercial and industrial	22,025	5,453
Residential real estate	7,043	6,200
Other consumer	2,452	2,502
Total non-performing loans	$108,241	$27,791
At June 30, 2026 and December 31, 2025, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At June 30, 2026 and December 31, 2025, there were no loans greater than 90 days past due that were accruing interest.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2026 and December 31, 2025 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2026
Commercial real estate – investor	$12,168	$22,563	$52,162	$86,893	$9,038,420	$9,125,313
Commercial and industrial:
Commercial and industrial - real estate	806	650	15,661	17,117	1,783,384	1,800,501
Commercial and industrial - non-real estate	1,741	2,655	3,374	7,770	1,899,949	1,907,719
Total commercial and industrial	2,547	3,305	19,035	24,887	3,683,333	3,708,220
Residential real estate	1,002	4,465	2,598	8,065	3,237,246	3,245,311
Other consumer	1,013	34	1,842	2,889	194,019	196,908
Total loans	$16,730	$30,367	$75,637	$122,734	$16,153,018	$16,275,752
December 31, 2025
Commercial real estate – investor	$25,516	$974	$12,333	$38,823	$5,382,166	$5,420,989
Commercial and industrial:
Commercial and industrial - real estate	587	—	4,281	4,868	981,563	986,431
Commercial and industrial - non-real estate	1,220	235	578	2,033	1,225,523	1,227,556
Total commercial and industrial	1,807	235	4,859	6,901	2,207,086	2,213,987
Residential real estate	14,517	3,672	3,673	21,862	3,172,402	3,194,264
Other consumer	1,027	60	1,819	2,906	199,857	202,763
Total loans	$42,867	$4,941	$22,684	$70,492	$10,961,511	$11,032,003

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with ASU 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of June 30, 2026 and December 31, 2025, loans with modifications to borrowers experiencing financial difficulty totaled $22.2 million and $24.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of June 30, 2026 or December 31, 2025.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Total	% of Total by Loan Portfolio Segment
For the three months ended June 30, 2026
Commercial real estate – investor	$1,695	$—	$1,695	0.02%
	$1,695	$—	$1,695	0.01%
For the six months ended June 30, 2026
Commercial real estate – investor	$1,695	$—	$1,695	0.02%
Residential real estate	—	102	102	—
	$1,695	$102	$1,797	0.01%

	Term Extension	Combination of Term Extension and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended June 30, 2025
Commercial real estate – investor	$—	$4,449	$4,449	0.09%
	$—	$4,449	$4,449	0.04%
For the six months ended June 30, 2025
Commercial real estate – investor	$5,067	$4,449	$9,516	0.19%
	$5,067	$4,449	$9,516	0.09%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended June 30, 2026 and 2025 (in thousands):

	Current	90 Days or Greater past due		Total
June 30, 2026
Commercial real estate – investor	$1,695	$949	(1)	$2,644
Residential real estate	102	—		102
	$1,797	$949		$2,746
June 30, 2025
Commercial real estate – investor	$16,805	$—		$16,805
	$16,805	$—		$16,805
(1) Represents one commercial real estate - investor loan that defaulted during the three months ended June 30, 2026, which had been modified within the last 12 months.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at June 30, 2026 and December 31, 2025 were as follows (in thousands):

Type of Account	June 30,	December 31,
	2026	2025
Non-interest-bearing	$2,836,711	$1,741,958
Interest-bearing checking	6,276,653	4,354,485
Money market deposit	3,375,564	1,412,917
Savings	1,060,481	986,195
Time deposits	4,210,664	2,468,850
Total deposits	$17,760,073	$10,964,405
Included in time deposits at June 30, 2026 and December 31, 2025 was $1.01 billion and $474.6 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $885.7 million and $609.8 million at June 30, 2026 and December 31, 2025, respectively.
Note 7. Borrowed Funds
Borrowed funds at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
FHLB advances	$1,732,373	$1,397,179
Securities sold under agreements to repurchase with customers	61,329	54,434
Other borrowings	493,216	255,233
Total borrowed funds	$2,286,918	$1,706,846
At June 30, 2026 and December 31, 2025, there were $1.09 billion and $929.2 million, respectively, of FHLB term advances and overnight borrowings from the FHLB of $647.0 million and $468.0 million, respectively.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
June 30, 2026
FHLB and FRB	$11,843,177	$1,800,384	$13,643,561
Repurchase agreements	—	67,647	67,647
Total pledged assets	$11,843,177	$1,868,031	$13,711,208
December 31, 2025
FHLB and FRB	$7,923,979	$1,367,469	$9,291,448
Repurchase agreements	—	78,422	78,422
Total pledged assets	$7,923,979	$1,445,891	$9,369,870

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
Debt Securities Available-for-Sale
Debt securities classified as AFS are reported at fair value. Fair value of U.S. Treasuries are determined using quoted prices in active markets (Level 1). The majority of the other debt securities are determined using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities. Certain municipal securities are fair valued using a discounted cash flow methodology and therefore, classified as Level 3.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
Interest Rate Derivatives
The Company’s interest rate swaps, caps, and collars are reported at fair value utilizing discounted cash flow models provided by an independent, third-party and observable market data (Level 2). When entering into an interest rate swap, cap, or collar contracts, the Company is exposed to fair value changes due to interest rate movements, and also the potential nonperformance of the contract counterparty.
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2026
Items measured on a recurring basis:
Debt securities available-for-sale	$2,067,668	$43,490	$1,985,644	$38,534
Equity investments	12,535	—	12,535	—
Interest rate derivative asset	85,957	—	85,957	—
Interest rate derivative liability	(74,694)	—	(74,694)	—
Credit default swap	(844)	—	—	(844)
Items measured on a non-recurring basis:
Equity investments (1) (2)	63,430	—	—	40,163
Other real estate owned	13,453	—	—	13,453
Loans measured for impairment based on the fair value of the underlying collateral (3)	102,673	—	—	102,673
December 31, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$1,231,827	$43,385	$1,188,442	$—
Equity investments	45,207	—	45,207	—
Interest rate derivative asset	57,823	—	57,823	—
Interest rate derivative liability	(53,835)	—	(53,835)	—
Credit default swap	(234)	—	—	(234)
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,675	—	—	40,163
Other real estate owned	10,266	—	—	10,266
Loans measured for impairment based on the fair value of the underlying collateral (3)	24,470	—	—	24,470
(1)    As of June 30, 2026 and December 31, 2025, equity investments included $40.2 million and $40.2 million, respectively, of equity investments measured under the measurement alternative. There were no realized gains/losses for the six months ended June 30, 2026 and December 31, 2025.
(2)    As of June 30, 2026 and December 31, 2025, equity investments included $23.3 million and $6.5 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range of fair value adjustments may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 for the three and six months ended June 30, 2026 and 2025.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of June 30, 2026 and December 31, 2025 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2026
Financial Assets:
Cash and due from banks	$274,057	$274,057	$—	$—
Debt securities held-to-maturity	2,862,196	—	2,803,465	—
Restricted equity investments	180,711	—	—	180,711
Loans receivable, net and loans held-for-sale	16,086,532	—	—	15,613,122
Financial Liabilities:
Deposits other than time deposits (1)	13,549,409	—	13,549,409	—
Time deposits	4,210,664	—	4,192,948	—
FHLB advances and other borrowings	2,225,589	—	2,225,263	—
Securities sold under agreements to repurchase with customers	61,329	61,329	—	—
December 31, 2025
Financial Assets:
Cash and due from banks	$135,130	$135,130	$—	$—
Debt securities held-to-maturity	881,568	—	825,790	—
Restricted equity investments	129,329	—	—	129,329
Loans receivable, net and loans held-for-sale	10,976,434	—	—	10,665,389
Financial Liabilities:
Deposits other than time deposits (1)	8,495,555	—	8,495,555	—
Time deposits	2,468,850	—	2,455,199	—
FHLB advances and other borrowings	1,652,412	—	1,662,638	—
Securities sold under agreements to repurchase with customers	54,434	54,434	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, and therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized gains of $7,000 and $17,000 in commercial loan swap income resulting from fair value adjustments for the three and six months ended June 30, 2026, respectively, as compared to losses of $9,000 and $25,000 for the corresponding prior year periods.
Credit Default Swap
In December 2025, the Company entered into a credit default swap related to a $1.52 billion pool of on-balance sheet residential mortgage loans, as the buyer of credit protection, to manage regulatory capital levels and reduce credit risk. The swap is a freestanding derivative as the contract is distinct from the referenced loan agreements and is executed with a separate counterparty. Under the terms of the swap contract, the Company will be compensated for certain credit-related losses on the residential mortgage loan pool, which had a total remaining principal balance of $1.42 billion and $1.50 billion at June 30, 2026 and December 31, 2025, respectively. The credit protection purchased was equal to the credit default swap notional amount of $71.2 million and $75.8 million at June 30, 2026 and December 31, 2025, respectively. The loss on the credit default swap for the three and six months ended June 30, 2026 was $721,000 and $609,000, respectively and was recorded in other income on the Consolidated Statements of Income. As the buyer of credit protection, the Company pays a premium to the protection seller in return for the right to receive a payment if a specified credit event occurs. The premium expense associated with the credit default swap for the three and six months ended June 30, 2026 totaled $877,000 and $1.8 million, respectively, and was recorded in other operating expense on the Consolidated Statements of Income. The credit default swap terminates in October 2055.
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts - Fair Value Hedges
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
The following table presents the amortized cost and cumulative basis adjustment for closed portfolios of securities used to designate fair value hedging relationships (in thousands):

	As of June 30, 2026	As of December 31, 2025
AFS securities:
Amortized cost (excluding fair value hedge basis adjustment)	$659,375	$682,878
Fair value hedge basis adjustment	(12,223)	(4,038)
The table below presents the effects of fair value hedges on net interest income, as well as their location on the Consolidated Statements of Income (in thousands):

	Location of Gain/(Loss) Recognized in Income	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
AFS securities:
Gain recognized on derivatives	Interest income - debt securities	$5,523	$8,185
Loss recognized on hedged items	Interest income - debt securities	(5,484)	(8,074)
Net gains recognized on fair value hedges	Interest income - debt securities	$39	$111

Interest Rate Option and Swap Contracts - Cash Flow Hedges
In June 2026, the Company entered into interest rate collars, which are option contracts intended to limit the Company's exposure to increases in short term interest rates while foregoing some of the upside if short term interest rates decrease significantly. These contracts hedge the risk of variability in the Company’s cash flows arising from future interest payments attributable to changes in the benchmark SOFR rate below certain interest rate floors and above certain interest rate caps related to the rollover of fixed-rate FHLB advances, brokered time deposits, or other fixed rate borrowings. The collars were designated and qualified as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. The collars have terms ranging from three to five years, and the last of the collar hedges is scheduled to expire in June 2031.
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
The table below presents the effect on the Company’s AOCI or AOCL attributable to the cash flow hedge derivatives, net of tax, and the related gains/losses reclassified from AOCI into income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AOCL balance at beginning of period, net of tax	$—	$(23)	$—	$(87)
Unrealized (losses) gains recognized in OCI	(581)	(93)	(581)	(93)
Losses reclassified from AOCI into interest income	—	64	—	128
AOCL balance at end of period, net of tax	$(581)	$(52)	$(581)	$(52)
During the next twelve months ending June 30, 2027, the Company estimates that there will be no reclassifications into interest income or expense.

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

	Notional	Fair Value
		Other assets	Other liabilities
As of June 30, 2026
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$2,254,358	$73,854	$73,877
Credit default swap	71,246	—	844
Derivatives Designated as Hedging Instruments
Interest rate option contracts - cash flow hedge	1,320,000	—	817
Interest rate swap contracts - fair value hedge	649,564	12,103	—
Total Derivatives	$4,295,168	$85,957	$75,538
As of December 31, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,537,760	$53,768	$53,809
Credit default swap	75,802	—	234
Derivatives Designated as Hedging Instruments
Interest rate swap contract - cash flow hedge	100,000	—	—
Interest rate swap contracts - fair value hedge	678,921	4,055	26
Total Derivatives	$2,392,483	$57,823	$54,069

Credit Risk-Related Mitigating Features
The Company is exposed to credit risk in the event of nonperformance by various derivative counterparties. The Company minimizes risk of nonperformance by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no cash collateral posted by the Company with third parties at either June 30, 2026 or December 31, 2025. The amount of cash collateral received from these third parties was $63.4 million and $42.9 million at June 30, 2026 and December 31, 2025, respectively. The amount of cash collateral posted or received with these third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.
The interest rate derivatives which the Company executes with the commercial borrowers are collateralized by the borrowers’ commercial real estate financed by the Company. The credit default swap is not exposed to counterparty credit risk as it is fully collateralized.
The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $75.5 million and $54.0 million at June 30, 2026 and December 31, 2025, respectively.

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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		June 30,	December 31,
		2026	2025
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$65,330	$17,596
Finance lease ROU asset	Premises and equipment, net	722	838
Total lease ROU assets		$66,052	$18,434

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$71,067	$19,037
Finance lease liability	Other borrowings	997	1,143
Total lease liabilities		$72,064	$20,180
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $754,000 and $897,000 at June 30, 2026 and December 31, 2025, respectively.
The following table represents the weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases:

	June 30,	December 31,
	2026	2025
Weighted-Average Remaining Lease Term
Operating leases	6.68 years	5.82 years
Finance lease	3.10 years	3.59 years
Weighted-Average Discount Rate
Operating leases	4.29%	3.57%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Expense
Operating lease expense	$2,123	$1,227	$3,379	$2,430
Finance lease expense:
Amortization of ROU assets	58	58	116	116
Interest on lease liabilities (1)	14	19	30	38
Total	$2,195	$1,304	$3,525	$2,584

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,094	$1,316	$3,437	$2,605
Operating cash flows from finance leases	14	19	30	38
Financing cash flows from finance leases	73	69	145	137
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2026	$175	$7,474
2027	350	14,759
2028	350	13,707
2029	209	12,377
2030	—	8,366
Thereafter	—	25,632
Total	1,084	82,315
Less: Imputed interest	(87)	(11,248)
Total lease liabilities	$997	$71,067

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Company announced the Board authorized the repurchase of up to 5% of the Company’s outstanding common stock, or 3.0 million shares. Further, on July 16, 2025, the Company announced the Board authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. The stock repurchase plans have no scheduled expiration date and the Board has the right to suspend or discontinue the plans at any time. The Company did not repurchase any shares of its common stock through the stock repurchase programs during the three month period ended June 30, 2026. At June 30, 2026, there were 3,226,284 shares available for repurchase under the Company’s stock repurchase program.
For the three months ended June 30, 2026, 198,827 shares were repurchased outside of the Company’s stock repurchase program at an average share price of $18.28. The Company repurchased these shares from employees with vested awards. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2026 through April 30, 2026	—	$—
May 1, 2026 through May 31, 2026	—	—
June 1, 2026 through June 30, 2026	198,827	18.28
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No:	Exhibit Description	Reference
3.1	OceanFirst Financial Corp. Certificate of Designations relating to a new class of non-voting, common-equivalent stock, effective as of May 29, 2026	Current Report on Form 8-K filed June 1, 2026 8-K (file no. 001-11713)
4.1	Warrant, dated as of June 1, 2026, issued by OceanFirst Financial Corp. to WPGG 14 Orion Investments, L.P., an affiliate of funds managed by Warburg Pincus LLC.	Current Report on Form 8-K filed June 1, 2026 8-K (file no. 001-11713)
4.2	Warrant, dated as of June 1, 2026, issued by OceanFirst Financial Corp. to WPFS II Orion Investments, L.P., an affiliate of funds managed by Warburg Pincus LLC.	Current Report on Form 8-K filed June 1, 2026 8-K (file no. 001-11713)
10.1	Registration Rights Agreement, dated June 1, 2026, by and among OceanFirst Financial Corp. and affiliates of funds managed by Warburg Pincus LLC	Current Report on Form 8-K filed June 1, 2026 8-K (file no. 001-11713)
10.2	OceanFirst Financial Corp. 2026 Stock Incentive Plan	Appendix A to the proxy statement for the Annual Meeting of Stockholders of OceanFirst Financial Corp., filed by the Company under the Exchange Act on April 27, 2026 (File No. 001-11713)
10.3	Form of Time-Based Restricted Stock Award Agreement	Registration Statement on Form S-8 filed May 28, 2026 (file no. 296314)
10.4	Form of Performance-Based Restricted Stock Award Agreement	Registration Statement on Form S-8 filed May 28, 2026 (file no. 296314)
10.5	Form of Time-Based Restricted Stock Unit Award Agreement	Registration Statement on Form S-8 filed May 28, 2026 (file no. 296314)
10.6	Form of Incentive Stock Option Award Agreement	Registration Statement on Form S-8 filed May 28, 2026 (file no. 296314)
10.7	Form of Non-Qualified Stock Option Award Agreement	Registration Statement on Form S-8 filed May 28, 2026 (file no. 296314)
10.8	Flushing Financial Corporation 2024 Omnibus Incentive Plan	Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 filed June 2, 2026 (file no. 333-293282)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this document
32.0	Certification pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this document
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	August 7, 2026	/s/ Christopher D. Maher
Christopher D. Maher
Chief Executive Officer

DATE:	August 7, 2026	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer