Form 10-Q
period 2026-09-30
OCEANFIRST FINANCIAL CORP
filed 2026-11-06
CIK 1004702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
 ________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
As of November 2, 2026, there were 96,719,970 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

OceanFirst Financial Corp.

Glossary of Defined Terms
The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements.

Term	Acronym / Defined Term
Accounting Standards Codification	ASC
Accounting Standards Update	ASU
Accumulated Other Comprehensive Income	AOCI
Accumulated Other Comprehensive Loss	AOCL
Asset Liability Committee	ALCO
Available-for-Sale	AFS
Board of Directors	Board
Central Business District	CBD
Chief Operating Decision Maker	CODM
Commercial Real Estate	CRE
Economic Value of Equity	EVE
Employee Stock Ownership Plan	ESOP
Federal Deposit Insurance Corporation	FDIC
Federal Home Loan Bank	FHLB
Federal Reserve System	FRB
Financial Accounting Standards Board	FASB
Flushing Financial Corporation	Flushing
Generally Accepted Accounting Principles	GAAP
Held-to-Maturity	HTM
Home Equity Loans and Line and Other Consumer	Other consumer
Interest Rate Risk	IRR
Mortgage-Backed Securities	MBS
Net Asset Value	NAV
Non-voting common-equivalent	NVCE
OceanFirst Bank, National Association	Bank
OceanFirst Financial Corp.	Company
Other Comprehensive Income	OCI
Other Real Estate Owned	OREO
Purchased with Credit Deterioration	PCD
Right of Use	ROU
Secured Overnight Financing Rate	SOFR
Securities and Exchange Commission	SEC
Securities Exchange Act of 1934, as amended	Exchange Act
Warburg Pincus LLC	Warburg Pincus

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL SUMMARY(1)	At or for the Quarters Ended
(dollars in thousands, except per share amounts)	September 30, 2026	June 30, 2026	September 30, 2025
SELECTED FINANCIAL CONDITION DATA:
Total assets	$23,370,456	$23,270,010	$14,324,664
Loans receivable, net of allowance for loan credit losses	16,297,353	16,086,532	10,489,852
Deposits	18,079,389	17,760,073	10,435,994
Total stockholders’ equity	2,395,971	2,411,080	1,653,427
SELECTED OPERATING DATA:
Net interest income	172,116	120,730	90,657
Provision for credit losses	4,268	4,002	4,092
Other income	13,019	10,598	12,304
Operating expenses	151,374	129,859	76,327
Net income (loss)	16,462	(3,029)	17,386
Net income (loss) attributable to OceanFirst Financial Corp.	16,462	(3,029)	17,330
Net income (loss) available to common stockholders	16,462	(3,029)	17,330
Diluted earnings (loss) per share (2)	0.17	(0.04)	0.30
SELECTED FINANCIAL RATIOS:
Book value per common share at end of period (2)	24.32	24.50	28.81
Cash dividend per share (2)	0.20	0.20	0.20
Dividend payout ratio per common share (2)	117.65%	NM*	66.67%
Stockholders’ equity to total assets	10.25	10.36	11.54
Return (loss) on average assets (3) (4) (5)	0.28	(0.07)	0.51
Return (loss) on average stockholders’ equity (3) (4) (5)	2.70	(0.63)	4.15
Net interest rate spread (6)	2.65	2.55	2.36
Net interest margin (3) (7)	3.18	3.05	2.91
Operating expenses to average assets (3) (5)	2.58	3.01	2.23
Efficiency ratio (5) (8)	81.76	98.88	74.13
Loan-to-deposit ratio (9)	91.20	91.60	101.20
ASSET QUALITY:
Non-performing loans (10)	$140,736	$108,241	$41,263
Non-performing assets (10)	154,311	142,423	48,761
Allowance for loan credit losses as a percent of total loans receivable (9)	1.29%	1.29%	0.77%
Allowance for loan credit losses as a percent of total non-performing loans (10)	150.84	193.75	196.87
Non-performing loans as a percent of total loans receivable (9) (10)	0.85	0.67	0.39
Non-performing assets as a percent of total assets (10)	0.66	0.61	0.34
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
(5) Performance ratios for the three months ended September 30, 2026 included a net expense related to a net loss on equity investments, restructuring release, and merger related expenses of $37.0 million, or $30.5 million, net of tax benefit. Performance ratios for the three months ended June 30, 2026 included a net expense related to a net loss on equity investments, restructuring release, and merger related expenses of $43.0 million, or $33.6 million, net of tax benefit. Performance ratios for the three months ended September 30, 2025 included a net expense related to restructuring charges, a net loss on equity investments and a FDIC special assessment release of $3.9 million, or $3.0 million, net of tax benefit.
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
(10) Non-performing assets consist of non-performing loans and real estate acquired through foreclosure. At June 30, 2026, non-performing assets also included a non-performing investment acquired from Flushing. Non-performing loans and assets generally consist of all loans and investments 90 days or more past due and other loans in the process of foreclosure. It is the Company’s policy to cease accruing interest on all such loans and investments and to reverse previously accrued interest.
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
Key developments relating to the Company’s financial results and corporate activities for the three months ended September 30, 2026, as compared to the linked quarter, were as follows:
•Loan Growth: Total loans increased $215.7 million, representing a 5% annualized growth rate, driven by $325.0 million of commercial loan growth. Commercial loan originations increased 15% to $734.8 million, from $641.5 million in the linked quarter.
•Deposit Growth: Total deposits increased $319.3 million to $18.1 billion from $17.8 billion.
•Completion of Core Conversion: The Company successfully completed its core system conversion and integration activities in September, positioning the Company to realize anticipated cost savings beginning in the fourth quarter of 2026.
•Capital Outlook: With the completion of the core conversion and substantially all major integration activities, the Company expects to resume excess capital accretion in the fourth quarter of 2026.
On June 1, 2026, the Company completed its acquisition of Flushing and its results of operations from June 1, 2026 through September 30, 2026 are included in the consolidated results for the three and nine months ended September 30, 2026, but are not included in the results of operations for the corresponding prior year periods.
Net income available to common stockholders for the three and nine months ended September 30, 2026 was $16.5 million and $33.9 million, or $0.17 and $0.45 per diluted share, respectively, as compared to $17.3 million and $54.0 million, or $0.30 and $0.94 per diluted share, for the corresponding prior year periods. Dividends paid to preferred stockholders were $0 and $2.0 million for the three and nine months ended September 30, 2025. No such dividends were paid during the three and nine months ended September 30, 2026 as, during the quarter ended June 30, 2025, the Company redeemed all of its preferred stock for an aggregate payment of $57.4 million, at a redemption price of $25.00 per share, which resulted in a net loss on redemption of $1.8 million for the nine months ended September 30, 2025.
On October 27, 2026, the Company’s Board declared a quarterly cash dividend on common stock of $0.20 per share. The dividend, related to the quarter ended September 30, 2026, will be paid on November 20, 2026 to common stockholders of record on November 9, 2026.

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
Concurrent with the completion of the Merger, the Company raised $225 million of equity from affiliates of funds managed by Warburg Pincus, in which the Company issued and sold to Warburg Pincus 9.6 million shares of the Company’s common stock, at $19.76 per share, 1,812 shares of a new class of NVCE Stock representing the economic equivalent of approximately 1.8 million shares of the Company’s common stock, at $19,760 per share of NVCE Stock and issued to Warburg Pincus a warrant to purchase approximately 11.4 million shares of NVCE Stock with an exercise price of $19,760 per share of NVCE Stock.
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
For further information, see Note 2. Business Combination.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. For the three and nine months ended September 30, 2026, interest income included net loan fees of $1.7 million and $4.0 million, respectively, as compared to $1.4 million and $4.1 million for the same prior year periods.
The following tables set forth certain information relating to the Company for the three and nine months ended September 30, 2026 and 2025. The yields and costs, which are annualized, are derived by dividing the income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average daily balances. The yields and costs include certain fees and costs which are considered adjustments to yields.

	For the Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$174,345	$1,459	3.32%	$94,470	$1,115	4.68%
Securities (2)	5,145,177	63,189	4.87	1,990,917	19,232	3.83
Loans receivable, net (3)
Commercial	13,006,563	200,603	6.12	6,975,780	105,587	6.01
Residential real estate	3,172,827	33,521	4.23	3,151,177	32,685	4.15
Other consumer	185,142	2,927	6.27	218,465	3,575	6.49
Allowance for loan credit losses, net of deferred loan costs and fees	(191,171)	—	—	(66,812)	—	—
Loans receivable, net	16,173,361	237,051	5.82	10,278,610	141,847	5.49
Total interest-earning assets	21,492,883	301,699	5.57	12,363,997	162,194	5.21
Non-interest-earning assets	1,814,874			1,187,197
Total assets	$23,307,757			$13,551,194
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$6,506,421	40,366	2.46%	$4,000,804	21,253	2.11%
Money market	3,506,127	25,777	2.92	1,426,586	10,507	2.92
Savings	1,055,990	1,386	0.52	1,009,742	1,674	0.66
Time deposits	3,798,395	29,468	3.08	2,105,734	19,812	3.73
Total	14,866,933	96,997	2.59	8,542,866	53,246	2.47
FHLB advances	2,090,088	21,183	4.02	1,123,946	12,793	4.52
Securities sold under agreements to repurchase	45,998	263	2.27	59,017	438	2.94
Other borrowings	591,751	11,140	7.47	249,233	5,060	8.05
Total borrowings	2,727,837	32,586	4.74	1,432,196	18,291	5.07
Total interest-bearing liabilities	17,594,770	129,583	2.92	9,975,062	71,537	2.85
Non-interest-bearing deposits	2,891,503			1,720,657
Non-interest-bearing liabilities	403,944			199,582
Total liabilities	20,890,217			11,895,301
Stockholders’ equity	2,417,540			1,655,893
Total liabilities and stockholders’ equity	$23,307,757			$13,551,194
Net interest income		$172,116			$90,657
Net interest rate spread (4)			2.65%			2.36%
Net interest margin (5)			3.18%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			2.17%			2.06%

	For the Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
Assets:
Interest-earning assets:
Interest-earning deposits and short-term investments	$139,067	$3,497	3.36%	$102,267	$3,188	4.17%
Securities (2)	3,416,108	114,740	4.49	1,970,368	57,190	3.88
Loans receivable, net (3)
Commercial	10,151,282	452,604	5.96	6,848,512	303,852	5.93
Residential real estate	3,161,753	99,797	4.21	3,103,008	95,816	4.12
Other consumer	190,812	8,956	6.28	224,073	10,676	6.37
Allowance for loan credit losses, net of deferred loan costs and fees	(119,748)	—	—	(65,028)	—	—
Loans receivable, net	13,384,099	561,357	5.60	10,110,565	410,344	5.42
Total interest-earning assets	16,939,274	679,594	5.36	12,183,200	470,722	5.16
Non-interest-earning assets	1,471,296			1,188,063
Total assets	$18,410,570			$13,371,263
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing checking	$5,381,821	91,372	2.27%	$4,041,710	63,292	2.09%
Money market	2,373,903	48,713	2.74	1,363,977	29,577	2.90
Savings	1,016,245	3,975	0.52	1,032,239	5,138	0.67
Time deposits	3,059,169	74,940	3.28	2,066,745	58,558	3.79
Total	11,831,138	219,000	2.47	8,504,671	156,565	2.46
FHLB Advances	1,557,891	47,236	4.05	1,000,796	34,086	4.55
Securities sold under agreements to repurchase	55,220	1,046	2.53	61,250	1,284	2.80
Other borrowings	430,890	23,019	7.14	264,222	13,842	7.00
Total borrowings	2,044,001	71,301	4.66	1,326,268	49,212	4.96
Total interest-bearing liabilities	13,875,139	290,301	2.80	9,830,939	205,777	2.80
Non-interest-bearing deposits	2,247,866			1,653,007
Non-interest-bearing liabilities	275,884			202,976
Total liabilities	16,398,889			11,686,922
Stockholders’ equity	2,011,681			1,684,341
Total liabilities and stockholders’ equity	$18,410,570			$13,371,263
Net interest income		$389,293			$264,945
Net interest rate spread (4)			2.56%			2.36%
Net interest margin (5)			3.07%			2.91%
Total cost of deposits (including non-interest-bearing deposits)			2.08%			2.06%
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

Comparison of Financial Condition1 at September 30, 2026 and December 31, 2025
Total assets increased by $8.81 billion to $23.37 billion, due to the acquisition of Flushing which added $8.69 billion to total assets. Total loans increased by $5.46 billion to $16.49 billion, from $11.03 billion, primarily due to Flushing totaling $6.20 billion partly offset by $1.31 billion of multifamily loans sold in the prior quarter for a price of $1.20 billion, net of costs to sell. Debt securities held-to-maturity and available-for-sale increased by $2.65 billion, primarily due to the acquisition of Flushing totaling $1.56 billion and the reinvestment of proceeds from loan sales into securities. Bank owned life insurance increased by $237.1 million to $507.4 million, from $270.3 million driven by the acquisition of Flushing. As part of the acquisition of Flushing, the Company’s goodwill balance increased to $530.8 million, from $517.5 million, and intangibles increased to $84.5 million, from $9.0 million.
Other assets increased by $278.5 million to $427.8 million, from $149.3 million, primarily due to deferred tax assets acquired from the Flushing acquisition and an increase in market values of derivatives associated with customer interest rate swaps.
Total liabilities increased by $8.07 billion to $20.97 billion, from $12.90 billion, primarily due to the acquisition of Flushing, which added $8.16 billion. Deposits increased by $7.11 billion to $18.08 billion, from $10.96 billion, primarily due to acquired deposits from Flushing. At the date of acquisition, the estimated fair value of Flushing deposits was $7.44 billion. Time deposits increased by $1.88 billion to $4.35 billion, from $2.47 billion, representing 24.1% and 22.5% of total deposits, respectively. Time deposits included an increase in retail time deposits of $1.44 billion and brokered time deposits of $439.6 million. FHLB advances increased by $377.8 million to $1.77 billion, from $1.40 billion, partly due to Flushing and additional borrowing needs. Other borrowings increased by $241.3 million to $496.6 million, from $255.2 million, driven by the addition of subordinated debt and trust preferred securities from the acquisition of Flushing. The loan-to-deposit ratio was 91.2%, as compared to 100.6%.
Other liabilities increased by $292.3 million to $501.6 million, from $209.3 million, mostly related to increases in market values of derivatives associated with customer interest rate swaps.
Capital levels remain strong and in excess of “well-capitalized” regulatory levels at September 30, 2026, including the Company’s common equity tier one capital ratio of 10.64%.
Total stockholders’ equity increased to $2.40 billion, as compared to $1.66 billion, primarily due to the acquisition of Flushing, which added $535.6 million to stockholders’ equity. The current period also included a $225 million capital raise consisting of approximately 9.6 million shares of common stock, 1.8 million shares of NVCE stock, and warrants to purchase 11.4 million shares of NVCE stock. Additionally, accumulated other comprehensive loss increased by $15.6 million, net of tax, primarily due to decreases in the fair market value of available-for-sale debt securities of $26.2 million partially offset by increases in the market value of derivative hedges of $9.9 million.
During the nine months ended September 30, 2026, the Company repurchased 415,348 shares of common stock related to exercised options and vesting of employee awards outside of the authorized share repurchase program, at a weighted average cost of $18.76. The repurchases, including applicable excise tax, reduced stockholders’ equity by $7.9 million. As of September 30, 2026, the Company had 3,226,284 shares available for repurchase under the authorized repurchase programs. On June 1, 2026, the Company donated 273,973 shares totaling $5.0 million to the OceanFirst Foundation, which was funded through treasury stock.
The Company’s stockholders’ equity to assets ratio was 10.25%, as compared to 11.42% and book value per share decreased to $24.32, as compared to $28.97.
Comparison of Operating Results for the Three and Nine Months Ended September 30, 2026 and September 30, 2025
General
Net income available to common stockholders for the three and nine months ended September 30, 2026 was $16.5 million and $33.9 million, or $0.17 and $0.45 per diluted share, respectively, as compared to $17.3 million and $54.0 million, or $0.30 and $0.94 per diluted share, for the corresponding prior year periods. Net income available to common stockholders for the three and nine months ended September 30, 2026 included merger-related expenses of $37.1 million and $84.0 million, respectively, a net loss of $10,000 and $711,000 on equity investments, and restructuring release of $49,000 and restructuring charge of $8,000, respectively. These items decreased net income by $30.5 million and $67.9 million, net of tax.
1 Flushing amounts refer to estimated fair values as of the June 1, 2026 acquisition date, unless otherwise noted.

Net income available to common stockholders for the three and nine months ended September 30, 2025 included restructuring charges of $4.1 million for both periods, an FDIC special assessment release of $210,000 for both periods, and a net loss of $7,000 and net gain of $686,000 on equity investments, respectively. These items decreased net income by $3.0 million and $2.5 million, net of tax. Additionally, net income available to common stockholders for the nine months ended September 30, 2025 included a net loss on redemption of preferred stock of $1.8 million.
Interest Income
Interest income for the three and nine months ended September 30, 2026 increased to $301.7 million and $679.6 million, respectively, as compared to $162.2 million and $470.7 million. The average balance of interest-earning assets increased by $9.13 billion and $4.76 billion, driven by assets acquired from Flushing and increases in commercial loans and securities. The average yield for interest-earning assets increased to 5.57% and 5.36%, from 5.21% and 5.16%, primarily due to the net impact of the Flushing acquisition, as well as repricing of assets and new originations.
Interest Expense
Three months ended September 30, 2026 vs. September 30, 2025
Interest expense increased to $129.6 million from $71.5 million. The average balance of interest-bearing liabilities increased by $7.62 billion, driven by liabilities assumed from Flushing, growth in deposits and increases in FHLB advances. The cost of average interest-bearing liabilities increased to 2.92% from 2.85%, primarily due to the full quarter impact of higher-cost deposits acquired from Flushing, partially offset by the repricing of deposits and, to a lesser extent, FHLB advances. The total cost of deposits increased 11 basis points to 2.17%, from 2.06%.
Nine months ended September 30, 2026 vs. September 30, 2025
Interest expense increased to $290.3 million from $205.8 million. The average balance of interest-bearing liabilities increased by $4.04 billion, driven by the acquisition of Flushing, with the remaining increases reflecting deposit growth and increased FHLB advances. The cost of average interest-bearing liabilities was 2.80% for both periods, primarily due to the full quarter impact of deposits acquired from Flushing at higher rates, offset by the net impact of repricing of deposits and FHLB advances. The total cost of deposits increased two basis points to 2.08% from 2.06%.
Net Interest Income and Margin
Net interest income for the three and nine months ended September 30, 2026 increased to $172.1 million and $389.3 million, respectively, as compared to $90.7 million and $264.9 million, reflecting the net impact of the acquisition of Flushing and the interest rate environment. Net interest margin increased to 3.18% and 3.07%, from 2.91% for both prior periods.
Provision for Credit Losses
Provision for credit losses for the three and nine months ended September 30, 2026 was $4.3 million and $11.0 million, respectively, as compared to $4.1 million and $12.5 million for the corresponding prior year periods. The current quarter provision reflected continuing stable asset quality.
Net loan charge-offs were $1.5 million and $3.7 million for the three and nine months ended September 30, 2026, as compared to $617,000 and $3.5 million for the corresponding prior year periods. Annualized net loan charge-offs to average total loans were 0.04% for both the three and nine months ended September 30, 2026, as compared to 0.02% and 0.05% for the corresponding prior year periods.
Non-interest Income
Three months ended September 30, 2026 vs. September 30, 2025
Other income increased to $13.0 million, as compared to $12.3 million. The increase in other income of $715,000 was driven by an increase in income from bank owned life insurance of $2.5 million, partly offset by decreases in commercial loan swap income of $796,000. Additionally, net gain on sale of loans decreased by $683,000 due to the discontinuation of residential loan originations, including the disposition of the title business at the beginning of the fourth quarter last year.

Nine months ended September 30, 2026 vs. September 30, 2025
Other income decreased to $30.4 million, as compared to $35.3 million. Other income included $711,000 of net losses on equity investments in the current period. The prior period other income included $686,000 of net gains on equity investments.
Furthermore, there were decreases in fees and service charges of $3.4 million and net gain on sale of loans of $2.7 million, both due to the same discontinuation drivers noted above, partly offset by an increase in income from bank owned life insurance of $3.2 million. In addition, the prior period included non-recurring other income of $1.9 million.
Non-interest Expense
Three months ended September 30, 2026 vs. September 30, 2025
Operating expenses increased to $151.4 million, as compared to $76.3 million. Operating expenses in the current quarter were impacted by merger-related expenses of $37.1 million and a restructuring release of $49,000. Operating expenses in the prior year were impacted by restructuring charges of $4.1 million related to outsourcing of residential loan originations and title business, partly offset by a reversal of FDIC special assessment fees of $210,000. The remaining increase of $41.9 million was primarily due to increases in compensation and benefits of $19.9 million, amortization of intangibles of $5.2 million, data processing of $5.1 million, occupancy expense of $4.9 million and other operating expenses of $3.8 million, which all increased primarily due to the acquisition of Flushing.
Nine months ended September 30, 2026 vs. September 30, 2025
Operating expenses increased to $354.6 million, as compared to $212.1 million. Operating expenses in the current year were impacted by merger-related expenses of $84.0 million and restructuring charges of $8,000. Operating expenses in the prior year were impacted by restructuring charges of $4.1 million related to outsourcing of residential loan originations and title business, partly offset by a reversal of FDIC special assessment fees of $210,000. The remaining increase of $62.5 million was driven by increases in compensation and benefits of $32.6 million, occupancy expense of $7.1 million, amortization of intangibles of $6.8 million, data processing of $6.4 million and other operating expenses of $4.9 million, which all increased primarily due to the acquisition of Flushing.
Income Tax Expense
The provision for income taxes was $13.0 million and $20.1 million for the three and nine months ended September 30, 2026, as compared to $5.2 million and $17.7 million for the same prior year periods. The effective tax rate was 44.2% and 37.2% for the three and nine months ended September 30, 2026, as compared to 22.9% and 23.4% for the same prior year periods. The effective tax rate for the three and nine months ended September 30, 2026 was adversely impacted by non-deductible merger-related expenses. The effective tax rate for the nine-month period was partially offset by the revaluation of deferred taxes as a result of the Flushing acquisition. Excluding the tax impact of non-deductible merger-related expenses, the effective tax rate would have been 26.6% and 29.5% for the three and nine months ended September 30, 2026, respectively.
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
Management monitors cash on a daily basis to determine the liquidity needs of the Bank and OceanFirst Financial Corp. (the “Parent Company”), a separate legal entity from the Bank. Additionally, management performs multiple liquidity stress test scenarios on a periodic basis. As of September 30, 2026, the Bank and the Parent Company continued to maintain adequate liquidity under all stress scenarios. The Company also has a detailed contingency funding plan and obtains comprehensive reporting of funding trends on a monthly and quarterly basis, which are reviewed by management.
The Company continually evaluates its on-balance sheet liquidity, including cash and unpledged securities and funding capacity at the FHLB and FRB Discount Window, and periodically tests each of its lines of credit. As of September 30, 2026, total on-balance sheet liquidity and funding capacity was $7.8 billion.

The Bank has a highly operational and granular deposit base, with long-standing client relationships across multiple customer segments providing stable funding. The vast majority of government deposits are protected by FDIC insurance as well as by the State of New Jersey under the Government Unit Deposit Protection Act, which requires uninsured government deposits to be further collateralized by the Bank. At September 30, 2026, the Bank reported $9.52 billion of estimated uninsured deposits in its Call Report. This total included $3.75 billion of collateralized government deposits and $2.31 billion of intercompany deposits of fully consolidated subsidiaries, leaving estimated adjusted uninsured deposits of $3.46 billion, or 18.8% of total deposits. On-balance-sheet liquidity and funding capacity represented 227% of the estimated adjusted uninsured deposits.
The primary sources of liquidity specifically available to the Parent Company are dividends from the Bank, proceeds from the sale of investments, and the issuance of debt and common stock. For the nine months ended September 30, 2026, the Parent Company received $56.0 million dividend payments from the Bank. At September 30, 2026, the Parent Company held $103.3 million in cash and cash equivalents.
Concurrent with the Merger, the Company completed a $225 million equity raise from affiliates of funds managed by Warburg Pincus. These funds, net of expenses, were used to consummate the Merger and invest in highly-liquid, investment grade securities.
Upon completion of the acquisition, the Company subsequently sold $1.31 billion of acquired multifamily loans at a price of 92.25% and re-invested the $1.20 billion of net proceeds into highly-liquid, investment grade securities. The repositioning reduced commercial real estate concentration, while increasing liquidity.
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
As of September 30, 2026, the Bank pledged $12.02 billion of loans with the FHLB and FRB to enhance the Company’s borrowing capacity, which included collateral pledged to the FHLB to obtain a letter of credit to collateralize certain municipal deposits. The Bank also pledged $2.96 billion of securities to secure borrowings, enhance borrowing capacity, collateralize its repurchase agreements, and for other purposes required by law. The Company had $1.77 billion of FHLB advances, including $1.40 billion of outstanding FHLB term advances and $374.0 million of overnight borrowings as of September 30, 2026, as compared to $929.2 million of FHLB term advances and $468.0 million of overnight borrowings at December 31, 2025.
The Company’s cash needs for the nine months ended September 30, 2026 were primarily satisfied by proceeds from sale of loans and securities, the net proceeds from equity raise, FHLB advances, and primarily utilized for securities and loan growth.
Off-Balance Sheet Commitments and Contractual Obligations
In the normal course of business, the Bank routinely enters into various off-balance sheet commitments, primarily relating to the origination and funding of loans. At September 30, 2026, outstanding commitments to originate loans totaled $541.2 million and outstanding undrawn lines of credit totaled $2.17 billion, of which $1.94 billion were commitments to commercial and commercial construction borrowers and $226.4 million were commitments to consumer and residential construction borrowers. Commitments to fund undrawn lines of credit and commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the existing contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit risk is represented by the contractual amount of the instruments.
At September 30, 2026, the Company also had various contractual obligations, which included debt obligations of $2.30 billion, including finance lease obligations of $923,000, and an additional $72.2 million in operating lease obligations included in other liabilities. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $4.13 billion at September 30, 2026. If these deposits do not remain with the Company, it may need to seek other sources of funds, including other deposit products, advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays.

Liquidity Used in Stock Repurchases and Cash Dividends
Under the Company’s stock repurchase programs, shares of its common stock may be purchased in the open market and through privately-negotiated transactions, from time-to-time, depending on market conditions. The repurchased shares are held as treasury stock for general corporate purposes. For the three and nine months ended September 30, 2026, the Company repurchased 39,071 and 415,348 shares of its common stock, totaling $763,000 and $7.9 million, including applicable excise tax, which represented shares in connection with the exercise of options and vesting of awards from employees to satisfy tax withholding obligations outside of the authorized share repurchase program. At September 30, 2026, there were 3,226,284 shares available to be repurchased under the authorized stock repurchase programs.
Cash dividends on common stock declared and paid during the nine months ended September 30, 2026 were $42.7 million.
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
Management performs multiple capital stress test scenarios on a quarterly basis, varying loan growth, earnings, access to the capital markets, credit losses, and mark-to-market losses in the investment portfolio, including both AFS and HTM. As of September 30, 2026, the Bank and Company continued to maintain adequate capital under all stress scenarios. The Bank and the Parent Company also have detailed contingency capital plans and obtain comprehensive reporting of capital trends on a regular basis, which are reviewed by management and the Board.
On June 1, 2026, in conjunction with the Company’s acquisition of Flushing, the Company raised $225 million in equity from affiliates of funds managed by Warburg Pincus, in exchange for approximately 9.6 million shares of common stock, 1.8 million shares of NVCE Stock, and warrants to purchase 11.4 million shares of NVCE Stock. Additionally, the Company donated 273,973 shares totaling $5.0 million to the OceanFirst Foundation, which was funded through treasury stock.

Regulatory Capital Requirements
As of September 30, 2026 and December 31, 2025, the Company and the Bank satisfied all regulatory capital requirements currently applicable as follows (dollars in thousands):

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action
As of September 30, 2026	Amount	Ratio	Amount	Ratio		Amount	Ratio
Company:
Tier 1 capital (to average assets)	$1,795,586	7.90%	$908,849	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,741,628	10.64	1,145,666	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,795,586	10.97	1,391,166	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	2,451,134	14.98	1,718,500	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$2,095,381	9.26%	$905,379	4.00%		$1,131,724	5.00%
Common equity Tier 1 (to risk-weighted assets)	2,095,381	12.87	1,139,552	7.00	(1)	1,058,156	6.50
Tier 1 capital (to risk-weighted assets)	2,095,381	12.87	1,383,742	8.50	(1)	1,302,345	8.00
Total capital (to risk-weighted assets)	2,255,287	13.85	1,709,328	10.50	(1)	1,627,932	10.00
As of December 31, 2025
Company:
Tier 1 capital (to average assets)	$1,193,942	8.65%	$551,966	4.00%		N/A	N/A
Common equity Tier 1 (to risk-weighted assets)	1,119,172	10.72	730,982	7.00	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	1,193,942	11.43	887,621	8.50	(1)	N/A	N/A
Total capital (to risk-weighted assets)	1,467,329	14.05	1,096,473	10.50	(1)	N/A	N/A
Bank:
Tier 1 capital (to average assets)	$1,194,054	8.71%	$548,260	4.00%		$685,326	5.00%
Common equity Tier 1 (to risk-weighted assets)	1,194,054	11.54	724,359	7.00	(1)	672,619	6.50
Tier 1 capital (to risk-weighted assets)	1,194,054	11.54	879,578	8.50	(1)	827,839	8.00
Total capital (to risk-weighted assets)	1,282,441	12.39	1,086,538	10.50	(1)	1,034,798	10.00
(1)Includes the Capital Conservation Buffer of 2.50%.
At September 30, 2026 and December 31, 2025, the Company and the Bank satisfied the criteria to be “well-capitalized” under the Prompt Corrective Action regulations.
At September 30, 2026 and December 31, 2025, the Company maintained a stockholders’ equity to total assets ratio of 10.25% and 11.42%, respectively.

Lending Activities
Loan Portfolio Composition. At September 30, 2026, the Company had total loans outstanding of $16.49 billion, of which $9.33 billion, or 56.6% of total loans, were investor owned commercial real estate, multi-family, and construction (including residential development loans), collectively, “commercial real estate - investor”. The remainder of the portfolio consisted of commercial and industrial loans, of which $1.83 billion were commercial and industrial - real estate, or 11.1% of total loans; and $2.00 billion were commercial and industrial - non-real estate loans, or 12.1% of total loans; $3.14 billion of residential real estate loans, or 19.1% of total loans; and $188.5 million of other consumer loans, primarily home equity loans and lines of credit, or 1.1% of total loans. On June 1, 2026, the Company acquired Flushing, which added $6.20 billion to total loans at acquisition, and subsequently sold $1.31 billion of multifamily loans obtained through the Merger.
Commercial Real Estate - Investor Owned. At September 30, 2026, the Bank’s total investor owned commercial real estate loans outstanding were $9.33 billion, or 56.6% of total loans, as compared to $5.42 billion, or 49.1% of total loans at December 31, 2025. The Bank originates investor owned commercial real estate loans that are secured by properties, or properties under construction, that are generally used for business purposes such as office, industrial, multi-family, or retail facilities. A substantial majority of the Bank’s investor owned commercial real estate loans are located in its primary market area.
The Bank performs extensive due diligence in underwriting commercial real estate loans due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which include, for example, the review of the rent rolls and applicable leases/lease terms and conditions and the verification of income. A tenant analysis and market analysis are part of the underwriting.
Investor owned commercial real estate loans are among the largest of the Bank’s loans and may have higher credit risk and lending spreads. Because repayment is often dependent on the successful management of the properties, repayment of commercial real estate loans may be affected by adverse conditions in the real estate market or the economy, and as a result, the Bank is particularly vigilant of this portfolio. The Bank believes this portfolio is highly diversified with loans secured by a variety of property types as evidenced in the table below and the portfolio exhibits stable credit quality.
The acquired loans from Flushing were re-risked at the date of acquisition based on the Company’s credit standards, which has increased the loans classified as special mention and substandard for a period of time until these loans are integrated and conform to the Company’s credit standards.
The following table presents the Company’s commercial real estate - investor owned loans by industry as of September 30, 2026:

	As of September 30, 2026
(dollars in thousands)	Amount	Percent of Total	Weighted Average LTV (1)	Weighted Average Debt Service Coverage Ratio (2)
Office	$529,442	6%	52%	1.9x
Medical	297,525	4	55	1.8
Credit Tenant	274,991	3	65	1.3
Total Office	1,101,958	13	56	1.8
Retail	1,937,458	22	57	1.9
Multi-family	1,766,048	21	54	1.5
Industrial/warehouse	1,026,408	12	50	2.0
Hospitality	283,128	3	43	1.4
Other (3)	2,487,237	29	44	1.7
Total	8,602,237	100%	51%	1.7x
Construction	725,468
Total CRE - investor	$9,327,705
(1) Represents the weighted average of loan balances as of September 30, 2026 divided by their most recent appraisal value, which is generally obtained at the time of origination.
(2) Represents the weighted average of net operating income on the property before debt service divided by the loan’s respective annual debt service based on the most recent credit review of the borrower.
(3) Other includes co-operatives, single purpose, stores and some living units / mixed use, investor owned 1-4 family, land / development, and other.

The following table presents total commercial real estate - investor owned loans by geography (generally based on location of collateral) as of September 30, 2026:

	As of September 30, 2026
(dollars in thousands)	Amount	Percent of Total
New York	$4,803,603	56%
Pennsylvania and Delaware	1,442,656	17
New Jersey	1,378,214	16
Maryland and District of Columbia	241,215	3
Massachusetts	219,538	2
Other	517,011	6
Total	8,602,237	100%
Construction	725,468
Total CRE - investor	$9,327,705
Asset quality. The following table sets forth information regarding the Company’s non-performing assets, consisting of non-performing loans, investments, and other real estate acquired through foreclosure. It is the policy of the Company to cease accruing interest on loans and investments 90 days or more past due or in the process of foreclosure.

	September 30,	December 31,
	2026	2025
	(dollars in thousands)
Non-performing assets (1) (2):
Commercial real estate – investor	$103,225	$13,636
Commercial and industrial:
Commercial and industrial - real estate	20,058	4,813
Commercial and industrial - non-real estate	3,635	640
Total commercial and industrial	23,693	5,453
Residential real estate	11,232	6,200
Other consumer	2,586	2,502
Total non-performing loans	140,736	27,791
Other real estate owned	13,575	10,266
Total non-performing assets	$154,311	$38,057
Allowance for loan credit losses	$212,288	$83,726
Allowance for unfunded commitments	4,345	4,028
PCD loans, net of allowance for loan credit losses	674,201	14,968
Delinquent loans 30-89 days	43,142	47,808
Allowance for loan credit losses as a percent of total loans receivable	1.29%	0.76%
Allowance for loan credit losses as a percent of total non-performing loans	150.84	301.27
Non-performing loans as a percent of total loans receivable	0.85	0.25
Non-performing assets as a percent of total assets	0.66	0.26
(1)Excludes loans held-for-sale.
(2)September 30, 2026 included loans acquired from the Flushing acquisition. Non-performing, delinquent 30 to 89 days, and PCD loans included $84.6 million, $13.2 million, and $727.1 million, respectively, of acquired loans from Flushing.
Non-performing loans increased to $140.7 million, from $27.8 million, primarily due to $84.6 million of non-performing loans acquired from Flushing. The Company’s non-performing loans represented 0.85% and 0.25% of total loans, respectively. The allowance for loan credit losses as a percentage of total non-performing loans was 150.84%, as compared to 301.27%. The level of 30 to 89 days delinquent loans decreased to $43.1 million, from $47.8 million, which was partially offset by $13.2 million of 30 to 89 days delinquent loans acquired from Flushing.

The Company identified $727.1 million of PCD loans from the Flushing acquisition, which largely consisted of criticized and classified loans with any rent-regulated exposure. The Company’s other real estate owned increased to $13.6 million from $10.3 million. The Company’s allowance for loan credit losses to total loans was 1.29%, as compared to 0.76%. The increase in the allowance for credit losses was largely driven by incremental allowance for loan credit losses of $121 million added for the Flushing portfolio on June 1 and the general reserve build for loan growth.

The Company classifies loans (other than loans held-for-sale) and other real estate owned in accordance with regulatory guidelines. The table below represents Special Mention and Substandard loans (other than loans held-for-sale) and other real estate owned (in thousands):

	September 30,	December 31,
	2026	2025
Special Mention	$127,843	$18,161
Substandard	401,743	103,981
Total	$529,586	$122,142
Special mention and substandard loans (other than loans held-for-sale) and other real estate owned increased by $407.4 million to $529.6 million at September 30, 2026 from $122.1 million at December 31, 2025. The increase was primarily due to loans acquired from Flushing, which were re-risked at the date of acquisition based on the Company’s credit standards.
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

Goodwill in accordance with ASC 350, Intangibles - Goodwill and Other, was also a critical accounting estimate in the preparation of the consolidated financial statements at September 30, 2026 and December 31, 2025. The Company bypassed the qualitative assessment and proceeded directly to the quantitative test on its annual impairment testing date of August 31, 2026. The Company estimated fair value of equity using a market approach based on valuation multiples derived from guideline public companies and recent merger and acquisition transactions involving comparable financial institutions. The results of the quantitative assessment indicated that the fair value of the Company’s reporting unit exceeded its carrying amount, which resulted in no impairment loss at August 31, 2026.
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
In November 2024, FASB issued ASU 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2025, and for interim periods beginning after December 15, 2026. Early adoption is permitted. Currently, this ASU does not have any impact on the consolidated financial statements.
In May 2025, FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810)”. The amendments in this ASU require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity, to determine which entity is the accounting acquirer. The amendment requires that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.
In September 2025, FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”. The amendments in this ASU remove all references to prescriptive and sequential software development stages and provides disclosure requirements for related capitalized costs. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Currently, this ASU does not have any impact on the consolidated financial statements.
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
Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: changes in interest rates, inflation, the shape of the yield curve, general economic conditions, including potential recessionary conditions, levels of unemployment in the Company’s lending area, real estate market values in the Company’s lending area, potential goodwill impairment, natural disasters, potential increases to flood insurance premiums, the current or anticipated impact of military conflict, terrorism or other geopolitical events, the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy, the effects of a potential future federal government shutdown, debt ceiling impasses or fiscal uncertainty, the level of prepayments on loans and mortgage-backed securities, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, the availability of low-cost funding, changes in liquidity, including the size and composition of the Company’s deposit portfolio and the percentage of uninsured deposits in the portfolio, changes in capital management and balance sheet strategies and the ability to successfully implement such strategies, competition, demand for financial services in the Company’s market area, our ability to enter into new markets and capitalize on growth opportunities, the adequacy of and changes in the economic assumptions and methodology for computing the allowance for credit losses, availability of capital, our ability to maintain and increase market share and control expenses, changes in investor sentiment and consumer spending, borrowing and savings habits, changes in accounting principles, risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in the Company’s operational or security systems and infrastructure, including the risks arising from the Company’s dependence on third-party service providers and vendors, the Company’s ability to achieve the estimated cost savings and efficiencies from the Flushing acquisition, the failure to maintain current technologies and the operational risks associated with the adoption of artificial intelligence and other emerging technologies, failure to retain or attract employees, the impact of pandemics on our operations and financial results and those of our customers and the Bank’s ability to successfully integrate acquired operations.
Readers should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of OceanFirst’s Annual Report on Form 10-K for the year ended December 31, 2025, and other documents filed by OceanFirst from time to time with the U.S. Securities and Exchange Commission (the “SEC”). The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
The methodologies and assumptions used in this analysis are periodically evaluated and refined in response to changes in the market environment, changes in the Company’s balance sheet composition, enhancements in the Company’s modeling and other factors. Such changes may affect historical comparisons of these results. For loans, investments, borrowings and time deposits, the fair value used in the EVE closely aligns with the Company’s fair value measurements defined within Note 8, Fair Value Measurements to the consolidated financial statements. However, for non-maturity deposits, the fair value differs as EVE considers the likelihood of deposit withdrawals and the current weighted average deposit rate relative to market rates which are key drivers to non-maturity deposit value. The Company’s weighted average age of non-maturity deposit accounts was approximately 12.4 years, and the weighted average cost was 1.87%.

The Company performs a variety of EVE and twelve-month net interest income sensitivity scenarios. At both September 30, 2026 and December 31, 2025, the Company was in compliance with Board guidelines for each scenario. The following table sets forth sensitivity for a specific range of interest rate scenarios as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Change in Interest Rates in Basis Points	Economic Value of Equity	Net Interest Income	Economic Value of Equity	Net Interest Income
(Rate Shock)	% Change	% Change	% Change	% Change
300	(12.7)%	(5.0)%	(6.6)%	(2.5)%
200	(8.2)	(3.5)	(4.0)	(1.4)
100	(4.0)	(2.4)	(1.7)	(0.6)
Static	—	—	—	—
(100)	3.3	2.7	1.4	1.2
(200)	4.5	4.9	0.5	2.2
(300)	2.4	4.9	(4.3)	3.0
The net interest income sensitivity results indicate that at September 30, 2026, the Company was modestly liability sensitive, and the measures of EVE and net interest income at risk increased in rising rate scenarios from December 31, 2025 to September 30, 2026. The change in sensitivity between September 30, 2026 and December 31, 2025 was impacted by the addition of the Flushing loans and deposits and redeployment of loan sale proceeds into securities, offset by interest rate collars intended to limit exposure to increases in short-term interest rates while foregoing some of the upside if short-term interest rates decrease significantly.
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

(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
SEC guidance permits that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, and management has excluded Flushing from its reporting on internal control over financial reporting for the quarter ended September 30, 2026. Management will continue to evaluate the effectiveness of internal controls over financial reporting in connection with the integration of Flushing operations with the Company and will make changes to the internal control framework, as necessary.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and due from banks	$269,825	$135,130
Debt securities available-for-sale, at estimated fair value	1,770,923	1,231,827
Debt securities held-to-maturity, net of allowance for securities credit losses of $601 at September 30, 2026 and $811 at December 31, 2025 (estimated fair value of $2,822,226 at September 30, 2026 and $825,790 at December 31, 2025)	2,996,502	881,568
Equity investments	65,845	91,882
Restricted equity investments, at cost	184,051	129,329
Loans receivable, net of allowance for loan credit losses of $212,288 at September 30, 2026 and $83,726 at December 31, 2025	16,297,353	10,970,666
Loans held-for-sale	—	5,768
Interest and dividends receivable	95,449	49,010
Other real estate owned	13,575	10,266
Premises and equipment, net	126,414	112,743
Bank owned life insurance	507,363	270,301
Goodwill	530,846	517,481
Intangibles	84,491	9,046
Other assets	427,819	149,300
Total assets	$23,370,456	$14,564,317
Liabilities and Stockholders’ Equity
Deposits	$18,079,389	$10,964,405
FHLB advances	1,774,967	1,397,179
Securities sold under agreements to repurchase with customers	32,852	54,434
Other borrowings	496,565	255,233
Advances by borrowers for taxes and insurance	89,126	21,245
Other liabilities	501,586	209,271
Total liabilities	20,974,485	12,901,767
Stockholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, 5,000,000 shares authorized, no shares issued at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 102,389,224 and 62,942,427 shares issued at September 30, 2026 and December 31, 2025, respectively; and 96,695,991 and 57,390,569 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,016	625
Non-voting common-equivalent stock, $0.00001 par value, 13,500,000 shares authorized, 1,812,000 shares issued at September 30, 2026 and no shares issued at December 31, 2025	30,448	—
Additional paid-in capital	1,846,484	1,118,331
Retained earnings	653,902	662,616
Accumulated other comprehensive loss	(17,766)	(2,159)
Less: Unallocated common stock held by ESOP	(371)	(1,301)
Treasury stock, 5,693,233 and 5,551,858 shares at September 30, 2026 and December 31, 2025, respectively	(117,742)	(115,562)
Total stockholders’ equity	2,395,971	1,662,550
Total liabilities and stockholders’ equity	$23,370,456	$14,564,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Interest income:
Loans	$237,051	$141,847	$561,357	$410,344
Debt securities	59,974	17,156	106,417	50,376
Equity investments and other	4,674	3,191	11,820	10,002
Total interest income	301,699	162,194	679,594	470,722
Interest expense:
Deposits	96,997	53,246	219,000	156,565
Borrowed funds	32,586	18,291	71,301	49,212
Total interest expense	129,583	71,537	290,301	205,777
Net interest income	172,116	90,657	389,293	264,945
Provision for credit losses	4,268	4,092	11,008	12,471
Net interest income after provision for credit losses	167,848	86,565	378,285	252,474
Other income (loss):
Bankcard services revenue	1,895	1,663	5,296	4,745
Trust and asset management revenue	509	384	1,326	1,164
Fees and service charges	5,273	5,190	11,475	14,871
Net gain on sales of loans	217	900	227	2,935
Net (loss) gain on equity investments	(10)	(7)	(711)	686
Net (loss) gain from other real estate operations	(247)	1	792	(275)
Income from bank owned life insurance	4,518	1,988	8,863	5,626
Commercial loan swap income	907	1,703	2,906	2,530
Other	(43)	482	191	3,008
Total other income	13,019	12,304	30,365	35,290
Operating expenses:
Compensation and employee benefits	61,310	41,387	150,996	118,369
Occupancy	10,975	6,098	24,140	17,049
Equipment	1,452	931	3,484	2,721
Marketing	2,087	1,538	4,944	4,187
Federal deposit insurance and regulatory assessments	4,617	2,616	11,962	8,497
Data processing	12,291	7,164	26,998	20,619
Check card processing	1,179	1,170	3,374	3,496
Professional fees	3,596	3,467	10,223	10,228
Amortization of intangibles	6,121	900	9,555	2,746
Merger related expenses	37,088	—	84,003	—
Restructuring (release) charges	(49)	4,147	8	4,147
Other operating expenses	10,707	6,909	24,949	20,036
Total operating expenses	151,374	76,327	354,636	212,095
Income before provision for income taxes	29,493	22,542	54,014	75,669
Provision for income taxes	13,031	5,156	20,075	17,735
Net income	16,462	17,386	33,939	57,934
Net income attributable to non-controlling interest	—	56	—	49
Net income attributable to OceanFirst Financial Corp.	16,462	17,330	33,939	57,885
Dividends on preferred shares	—	—	—	2,008
Loss on redemption of preferred stock	—	—	—	1,842
Net income available to common stockholders	$16,462	$17,330	$33,939	$54,035
Basic earnings per share	$0.17	$0.30	$0.45	$0.94
Diluted earnings per share	$0.17	$0.30	$0.45	$0.94
Average basic shares outstanding	98,051	57,031	75,205	57,599
Average diluted shares outstanding	98,101	57,036	75,232	57,602
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net income	$16,462	$17,386	$33,939	$57,934
Other comprehensive (loss) income:
Net unrealized (loss) gain on debt securities (net of tax benefit of $10,343 and $10,647 in 2026 and tax expense of $804 and $2,134 in 2025, respectively)	(25,410)	2,530	(26,158)	6,696
Accretion of unrealized loss on debt securities reclassified to HTM (net of tax expense of $40 and $117 in 2026 and $41 and $159 in 2025, respectively)	63	56	175	229
Unrealized gain (loss) on cash flow derivative hedges (net of tax expense of $4,285 and $4,048 in 2026 and tax benefit of $2 and $32 in 2025, respectively)	10,525	(9)	9,944	(102)
Reclassification adjustment for losses included in net income (net of tax expense of $176 for both periods in 2026 and $21 and $76 in 2025, respectively)	432	72	432	242
Total other comprehensive (loss) income, net of tax	(14,390)	2,649	(15,607)	7,065
Total comprehensive income	2,072	20,035	18,332	64,999
Less: comprehensive income attributable to non-controlling interest	—	56	—	49
Comprehensive income attributable to OceanFirst Financial Corp.	2,072	19,979	18,332	64,950
Less: dividends on preferred shares	—	—	—	2,008
Less: loss on redemption of preferred stock	—	—	—	1,842
Total comprehensive income available to common stockholders	$2,072	$19,979	$18,332	$61,100
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Three Months Ended September 30, 2026 and 2025

	Preferred Stock	Common Stock	Non-Voting Common-Equivalent Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at June 30, 2025	$—	$625	$—	$1,115,441	$655,095	$(11,437)	$(1,922)	$(114,956)	$834	$1,643,680
Net income	—	—	—	—	17,330	—	—	—	56	17,386
Other comprehensive income, net of tax	—	—	—	—	—	2,649	—	—	—	2,649
Stock compensation	—	—	—	869	—	—	—	—	—	869
Allocation of ESOP stock	—	—	—	(17)	—	—	311	—	—	294
Cash dividend - $0.20 per share	—	—	—	—	(11,451)	—	—	—	—	(11,451)
Exercise of stock options	—	—	—	42	—	—	—	—	—	42
Repurchase 2,308 shares of common stock	—	—	—	—	—	—	—	(42)	—	(42)
Balance at September 30, 2025	$—	$625	$—	$1,116,335	$660,974	$(8,788)	$(1,611)	$(114,998)	$890	$1,653,427

Balance at June 30, 2026	$—	$1,017	$30,448	$1,843,530	$657,121	$(3,376)	$(681)	$(116,979)	$—	$2,411,080
Net income	—	—	—	—	16,462	—	—	—	—	16,462
Other comprehensive income, net of tax	—	—	—	—	—	(14,390)	—	—	—	(14,390)
Stock compensation	—	(1)	—	2,942	—	—	—	—	—	2,941
Allocation of ESOP stock	—	—	—	3	—	—	310	—	—	313
Cash dividend - $0.20 per share	—	—	—	—	(19,681)	—	—	—	—	(19,681)
Exercise of stock options	—	—	—	1	—	—	—	—	—	1
Repurchase of 39,071 shares of common stock	—	—	—	8	—	—	—	(763)	—	(755)
Balance at September 30, 2026	$—	$1,016	$30,448	$1,846,484	$653,902	$(17,766)	$(371)	$(117,742)	$—	$2,395,971

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)
(Unaudited)
For the Nine Months Ended September 30, 2026 and 2025

	Preferred Stock	Common Stock	Non-Voting Common-Equivalent Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Employee Stock Ownership Plan	Treasury Stock	Non-Controlling Interest	Total
Balance at December 31, 2024	$1	$613	$—	$1,168,321	$641,727	$(15,853)	$(2,542)	$(90,617)	$1,107	$1,702,757
Net income	—	—	—	—	57,885	—	—	—	49	57,934
Other comprehensive income, net of tax	—	—	—	—	—	7,065	—	—	—	7,065
Stock compensation	—	12	—	3,403	—	—	—	—	—	3,415
Allocation of ESOP stock	—	—	—	(71)	—	—	931	—	—	860
Cash dividend - $0.60 per share	—	—	—	—	(34,788)	—	—	—	—	(34,788)
Exercise of stock options	—	—	—	178	—	—	—	—	—	178
Repurchase 1,404,253 shares of common stock	—	—	—	31	—	—	—	(24,381)	—	(24,350)
Preferred stock dividend	—	—	—	—	(2,008)	—	—	—	—	(2,008)
Redemption of preferred stock	(1)	—	—	(55,527)	(1,842)	—	—	—	—	(57,370)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(266)	(266)
Balance at September 30, 2025	$—	$625	$—	$1,116,335	$660,974	$(8,788)	$(1,611)	$(114,998)	$890	$1,653,427

Balance at December 31, 2025	$—	$625	$—	$1,118,331	$662,616	$(2,159)	$(1,301)	$(115,562)	$—	$1,662,550
Net income	—	—	—	—	33,939	—	—	—	—	33,939
Other comprehensive loss, net of tax	—	—	—	—	—	(15,607)	—	—	—	(15,607)
Stock compensation	—	2	—	6,810	—	—	—	—	—	6,812
Allocation of ESOP stock	—	—	—	(6)	—	—	930	—	—	924
Cash dividend - $0.60 per share	—	—	—	—	(42,653)	—	—	—	—	(42,653)
Exercise of stock options	—	1	—	2,323	—	—	—	—	—	2,324
Repurchase 415,348 shares of common stock	—	—	—	122	—	—	—	(7,871)	—	(7,749)
Issuance of common stock for merger with Flushing	—	293	—	535,295	—	—	—	—	—	535,588
Net proceeds from capital raise	—	95	30,448	184,300	—	—	—	—	—	214,843
Shares issued to OceanFirst foundation	—	—	—	(691)	—	—	—	5,691	—	5,000
Balance at September 30, 2026	$—	$1,016	$30,448	$1,846,484	$653,902	$(17,766)	$(371)	$(117,742)	$—	$2,395,971
See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$33,939	$57,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	9,759	7,697
Allocation of ESOP stock	924	860
Stock compensation	6,812	3,415
Net excess tax expense on stock compensation	462	195
Amortization of servicing asset	607	295
Net discount amortization in excess of discount accretion on securities	(9,870)	(366)
Net amortization of deferred costs on borrowings	465	239
Amortization of intangibles	9,555	2,746
Net accretion of purchase accounting adjustments	(8,971)	(1,220)
Net amortization of deferred fees/costs and premiums/discounts on loans	(6,230)	(7,058)
Provision for credit losses	11,008	12,471
Net (gain) loss on sale of OREO and fixed assets	(19)	2
Net loss on sales of AFS securities	—	64
Net loss (gain) on equity investments	711	(686)
Net gain on sales of loans	(227)	(2,935)
Proceeds from sales of residential loans held for sale	2,931	396,092
Net residential loans originated for sale	3,064	(389,712)
Net write (up) down of OREO	(1,256)	198
Increase in cash surrender value of bank owned life insurance	(9,221)	(5,412)
Increase in interest and dividends receivable	(2,234)	(1,692)
Shares issued to OceanFirst Foundation	5,000	—
Deferred tax provision (benefit)	2,255	(25)
Decrease in other assets	8,002	34,662
Increase (decrease) in other liabilities	135,759	(56,556)
Total adjustments	159,286	(6,726)
Net cash provided by operating activities	193,225	51,208
Cash flows from investing activities:
Net increase in loans receivable	(335,593)	(426,420)
Proceeds from sale of loans	1,201,786	—
Proceeds from sales of non-performing loans	3,483	6,361
Purchase of loan pools, net of discount	—	(24,297)
Purchase of debt securities AFS	(744,884)	(757,723)
Purchase of debt securities HTM	(1,273,304)	—
Purchase of equity investments	(6,020)	(6,620)
Proceeds from maturities and calls of debt securities AFS	6,000	5,600
Proceeds from maturities and calls of debt securities HTM	27,226	44,458
Proceeds from sales of debt securities available-for-sale	463,497	99,187
Proceeds from calls and sales of equity investments	45,135	365
Principal repayments on debt securities AFS	170,317	218,194
Principal repayments on debt securities HTM	166,146	83,819
Proceeds from bank owned life insurance	2,905	6,484
Proceeds from the redemption of restricted equity investments	490,925	209,026
Purchases of restricted equity investments	(527,688)	(242,790)
Capitalized improvements to OREO	(434)	—
Proceeds from sale of OREO	1,920	912
Purchases of premises and equipment	(8,470)	(4,819)
Cash received, net of cash consideration paid for acquisition	305,707	—
Net cash used in investing activities	(11,346)	(788,263)

OceanFirst Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Cash flows from financing activities:
(Decrease) increase in deposits	$(323,464)	$369,654
(Decrease) increase in short-term borrowings	(21,625)	4,247
Net proceeds of FHLB advances	214,085	632,974
(Decrease) increase in advances by borrowers for taxes and insurance	(77,401)	677
Exercise of stock options	2,324	178
Payment of employee taxes withheld from stock awards and phantom stock units	(5,544)	(1,383)
Purchase of treasury stock	(7,749)	(24,350)
Net proceeds from capital raise	214,843	—
Dividends paid	(42,653)	(36,796)
Redemption of preferred stock	—	(57,370)
Distributions to non-controlling interest	—	(266)
Net cash (used in) provided by financing activities	(47,184)	887,565
Net increase in cash and due from banks and restricted cash	134,695	150,510
Cash and due from banks and restricted cash at beginning of period	135,130	123,615
Cash and due from banks and restricted cash at end of period	$269,825	$274,125
Supplemental Disclosure of Cash Flow Information:
Cash and due from banks at beginning of period	$135,130	$123,615
Restricted cash at beginning of period	—	—
Cash and due from banks and restricted cash at beginning of period	$135,130	$123,615
Cash and due from banks at end of period	$269,825	$274,125
Restricted cash at end of period	—	—
Cash and due from banks and restricted cash at end of period	$269,825	$274,125
Cash paid during the period for:
Interest	$283,838	$205,654
Income taxes	25,571	17,661
Non-cash activities:
Accretion of unrealized loss on securities reclassified to held-to-maturity	292	388
Net loan charge-offs	3,671	3,471
Shares issued to OceanFirst foundation	5,000	—
Transfer of loans receivable to OREO	3,520	6,797
Transfer of loans receivable to loans held-for-sale	3,483	6,361

Acquisition:
Non-cash assets acquired:
Securities	$1,560,476	$—
Loans	4,994,988	—
Loans held for sale	1,203,214	—
Other assets	533,614	—
Goodwill and other intangible assets, net	98,365	—
Total non-cash assets acquired	$8,390,657	$—
Liabilities assumed:
Deposits	$7,443,951	$—
Borrowings	400,347	—
Other liabilities	316,478	—
Total liabilities assumed	$8,160,776	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of: the Company; its wholly-owned subsidiaries, the Bank; the Bank’s direct and indirect wholly-owned subsidiaries, OceanFirst REIT Holdings, Inc., OceanFirst Management Corp., OceanFirst Realty Corp., Casaba Real Estate Holdings Corporation, Country Property Holdings, Inc., OFB Acquisition LLC, Spring Garden Capital Group, LLC (and its subsidiaries), FSB Properties Inc., Flushing Service Corporation, and Flushing Remsen Units, Inc. The Company disposed of its 60% controlling interest in Trident Abstract Title Agency, LLC on October 1, 2025, and dissolved OceanFirst Risk Management, Inc. on June 26, 2026, which were included in the Company’s consolidated financial statements for previous periods. All significant intercompany accounts and transactions have been eliminated in consolidation.
The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the full year or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.
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
Concurrent with the completion of the Merger, the Company raised $225 million of equity from affiliates of funds managed by Warburg Pincus, in which the Company issued and sold to Warburg Pincus 9.6 million shares of the Company’s common stock, at $19.76 per share, 1,812 shares of a new class of NVCE Stock representing the economic equivalent of approximately 1.8 million shares of the Company’s common stock, at $19,760 per share of NVCE Stock, and issued to Warburg Pincus a warrant to purchase approximately 11.4 million shares of NVCE Stock with an exercise price of $19,760 per share of NVCE Stock.
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
After purchase accounting adjustments, the Merger added $8.69 billion to total assets, including $6.20 billion to loans and loans held for sale, and $7.44 billion to deposits. Total consideration paid for Flushing was $538.4 million, including cash consideration of $2.8 million. The application of the acquisition method of accounting resulted in goodwill of $13.4 million.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Flushing, net of total consideration paid (in thousands):

	At June 1, 2026
	Flushing Book Value	Purchase Accounting Adjustments	Estimated Fair Value
Total Purchase Price:			$538,351
Assets acquired:
Cash and cash equivalents	$308,470	$—	$308,470
Securities	1,560,808	(332)	1,560,476
Loans receivable, net of allowance for loans credit losses	5,221,067	(226,079)	4,994,988
Loans held-for-sale	1,309,849	(106,635)	1,203,214
Core deposit intangible	647	84,353	85,000
Other assets	457,057	76,557	533,614
Total assets acquired	8,857,898	(172,136)	8,685,762
Liabilities assumed:
Deposits	7,436,454	7,497	7,443,951
FHLB advances and other borrowings	406,241	(5,894)	400,347
Other liabilities	316,879	(401)	316,478
Total liabilities assumed	8,159,574	1,202	8,160,776
Net assets acquired	$698,324	$(173,338)	$524,986
Goodwill recorded in the merger			$13,365
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
Securities
The estimated fair values of the securities were generally calculated utilizing Level 1 and Level 2 inputs using quoted market prices, observable market data or subsequent sale prices as this was determined to be the best indicator of fair value. The securities acquired are generally traded in active markets. Prices for these instruments were obtained through security industry sources actively participating in these markets or using other observable inputs. Certain municipal securities are fair valued using a discounted cash flow methodology and therefore, are classified as Level 3.
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
Supplemental Pro Forma Financial Information
The following table presents financial information regarding the former Flushing operations included in the Consolidated Statements of Income from the date of the acquisition (June 1, 2026) through September 30, 2026. In addition, the table provides unaudited condensed pro forma financial information assuming the Merger had been completed as of January 1, 2025 for the nine months ended September 30, 2025. The table below has been prepared for comparative purposes only and is not

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements

necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.

The unaudited pro forma information does not reflect management’s estimates of any revenue-enhancing opportunities or anticipated cost savings that may be realized as a result of the integration and consolidation of Flushing’s operations. The pro forma information presented gives effect to estimated purchase accounting fair value adjustments, merger-related expenses of $84.0 million assumed to have been incurred in 2025 and therefore excluded from 2026 results, the removal of Flushing’s 2025 goodwill impairment charge, and related income tax effects, including the application of the combined entity’s effective tax rate. Average diluted shares outstanding include shares issued in connection with the Flushing acquisition, as well as common stock and NVCE Stock issued to Warburg Pincus.

(in thousands)	Flushing Actual from June 1, 2026 to September 30, 2026	Pro Forma For the Nine Months Ended September 30, 2026	Pro Forma For the Nine Months Ended September 30, 2025
Net interest income	$73,134	$488,695	$435,845
Credit loss expense	(3,346)	9,782	22,514
Non-interest income	5,979	35,829	55,387
Non-interest expense	56,180	371,789	437,432
Income before income taxes	26,279	142,953	31,286
Provision for income taxes	7,365	40,027	8,760
Net income	$18,914	$102,926	$22,526
Net income available to common stockholders	$18,914	$102,926	$18,627
Average diluted shares outstanding		97,873	98,266
Fully diluted earnings per share		$1.05	$0.19

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3. Earnings per Share
The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding	98,485	57,387	75,668	57,982
Less: Unallocated ESOP shares	(24)	(90)	(41)	(107)
Unallocated incentive award shares	(410)	(266)	(422)	(276)
Average basic shares outstanding	98,051	57,031	75,205	57,599
Add: Effect of dilutive securities:
Incentive awards	50	5	27	3
Average diluted shares outstanding	98,101	57,036	75,232	57,602
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
The following table presents the antidilutive stock options and warrants that were excluded from the earnings per share calculation for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,161	1,359	1,225	1,359
NVCE stock warrants	11,387	—	11,387	—

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4. Securities
The amortized cost, estimated fair value, and allowance for securities credit losses of debt securities AFS and HTM at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Securities Credit Losses
At September 30, 2026
Debt securities AFS:
U.S. government and agency obligations	$54,643	$—	$(2,700)	$51,943	$—
State and municipal debt obligations	114,688	574	(5,608)	109,654	—
Corporate debt securities	180,411	543	(2,360)	178,594	—
Asset-backed securities	456,470	81	(563)	455,988	—
MBS:
Agency residential	907,736	112	(54,700)	853,148	—
Agency commercial	132,951	—	(11,355)	121,596	—
Total mortgage-backed securities	1,040,687	112	(66,055)	974,744	—
Total excluding fair value hedge basis adjustment	1,846,899	1,310	(77,286)	1,770,923	—
Fair value hedge basis adjustment (1)	(37,424)	—	37,424	—	—
Total debt securities AFS	$1,809,475	$1,310	$(39,862)	$1,770,923	$—
Debt securities HTM:
State and municipal debt obligations	$141,162	$237	$(14,075)	$127,324	$(18)
Corporate debt securities	46,093	183	(357)	45,919	(571)
Mortgage-backed securities:
Agency residential	2,664,829	22	(148,040)	2,516,811	—
Agency commercial	143,967	11	(12,768)	131,210	—
Non-agency commercial	1,052	—	(90)	962	(12)
Total mortgage-backed securities	2,809,848	33	(160,898)	2,648,983	(12)
Total debt securities HTM	$2,997,103	$453	$(175,330)	$2,822,226	$(601)
Total debt securities	$4,806,578	$1,763	$(215,192)	$4,593,149	$(601)
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$54,607	$—	$(2,666)	$51,941	$—
State, municipal and sovereign debt obligations	75,776	7,359	—	83,135	—
Corporate debt securities	27,947	575	(298)	28,224	—
Asset-backed securities	114,595	60	(161)	114,494	—
Mortgage-backed securities:
Agency residential	857,079	1,773	(3,830)	855,022	—
Agency commercial	108,070	2	(9,061)	99,011	—
Total mortgage-backed securities	965,149	1,775	(12,891)	954,033	—
Total excluding fair value hedge basis adjustment	1,238,074	9,769	(16,016)	1,231,827	—
Fair value hedge basis adjustment (1)	(4,038)	—	4,038	—	—
Total debt securities AFS	$1,234,036	$9,769	$(11,978)	$1,231,827	$—
Debt securities HTM:
State and municipal debt obligations	$165,267	$434	$(8,518)	$157,183	$(22)
Corporate debt securities	48,986	251	(692)	48,545	(772)
Mortgage-backed securities:
Agency residential	589,078	1,788	(44,521)	546,345	—
Agency commercial	77,517	8	(5,256)	72,269	—
Non-agency commercial	1,531	—	(83)	1,448	(17)
Total mortgage-backed securities	668,126	1,796	(49,860)	620,062	(17)
Total debt securities HTM	$882,379	$2,481	$(59,070)	$825,790	$(811)
Total debt securities	$2,116,415	$12,250	$(71,048)	$2,057,617	$(811)
(1)Refer to Note 9, Derivatives and Hedging Activities for additional information.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the activity in the allowance for credit losses for debt securities HTM for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for securities credit losses
Beginning balance	$(663)	$(809)	$(811)	$(967)
Benefit (provision) for credit losses	62	(159)	210	(1)
Total ending allowance balance	$(601)	$(968)	$(601)	$(968)
The Company monitors the credit quality of debt securities HTM on a quarterly basis through the use of internal credit analysis supplemented by external credit ratings. Credit ratings of BBB- or Baa3 or higher are considered investment grade. Where multiple ratings are available, the Company considers the lowest rating when determining the allowance for securities credit losses. Under this approach, the amortized cost of debt securities HTM at September 30, 2026, aggregated by credit quality indicator, are as follows (in thousands):

	Investment Grade	Non-Investment Grade/Non-rated	Total
As of September 30, 2026
State and municipal debt obligations	$141,162	$—	$141,162
Corporate debt securities	32,648	13,445	46,093
Non-agency commercial MBS	1,052	—	1,052
Total debt securities held-to-maturity	$174,862	$13,445	$188,307
There were $577,000 of realized losses on sale of debt securities AFS for the three and nine months ended September 30, 2026, as compared to $8,000 and $64,000 realized losses for the corresponding prior year periods. These realized gains/losses on debt securities are presented within Other and included within Total other income on the Consolidated Statements of Income.
The amortized cost and estimated fair value of debt securities at September 30, 2026 by contractual maturity are shown below (in thousands):

September 30, 2026	Amortized Cost (1)	Estimated Fair Value
Less than one year	$62,057	$61,460
Due after one year through five years	106,172	101,602
Due after five years through ten years	281,115	274,659
Due after ten years	544,123	531,701
	$993,467	$969,422
(1)The amortized cost of AFS securities excludes the portfolio layer fair value hedge basis adjustments of $37.4 million at September 30, 2026.
Actual maturities may differ from contractual maturities in instances where issuers have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2026, corporate debt securities, state and municipal obligations, and asset-backed securities with an amortized cost, excluding the fair value hedge basis adjustments, of $226.0 million, $104.2 million, and $456.5 million, respectively, and an estimated fair value of $224.0 million, $99.0 million, and $456.0 million, respectively, were callable prior to the maturity date. Mortgage-backed securities are excluded from the above table since their effective lives are expected to be shorter than the contractual maturity date due to principal prepayments.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The estimated fair value and unrealized losses for debt securities AFS and HTM at September 30, 2026 and December 31, 2025, segregated by the duration of the unrealized losses, are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)	Estimated Fair Value	Unrealized Losses (1)
At September 30, 2026
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$51,943	$(2,700)	$51,943	$(2,700)
State and municipal debt obligations	73,077	(3,987)	23,105	(1,621)	96,182	(5,608)
Corporate debt securities	132,571	(2,352)	433	(8)	133,004	(2,360)
Asset-backed securities	367,531	(563)	2,252	—	369,783	(563)
MBS:
Agency residential	809,638	(54,616)	1,320	(84)	810,958	(54,700)
Agency commercial	26,122	(34)	95,474	(11,321)	121,596	(11,355)
Total MBS	835,760	(54,650)	96,794	(11,405)	932,554	(66,055)
Total debt securities AFS	1,408,939	(61,552)	174,527	(15,734)	1,583,466	(77,286)
Debt securities HTM:
State and municipal debt obligations	14,438	(785)	105,439	(13,290)	119,877	(14,075)
Corporate debt securities	1,522	(11)	15,823	(346)	17,345	(357)
MBS:
Agency residential	2,191,192	(91,517)	322,614	(56,523)	2,513,806	(148,040)
Agency commercial	63,611	(3,898)	62,791	(8,870)	126,402	(12,768)
Non-agency commercial	—	—	962	(90)	962	(90)
Total MBS	2,254,803	(95,415)	386,367	(65,483)	2,641,170	(160,898)
Total debt securities HTM	2,270,763	(96,211)	507,629	(79,119)	2,778,392	(175,330)
Total debt securities	$3,679,702	$(157,763)	$682,156	$(94,853)	$4,361,858	$(252,616)
At December 31, 2025
Debt securities AFS:
U.S. government and agency obligations	$—	$—	$51,941	$(2,666)	$51,941	$(2,666)
Corporate debt securities	4,712	(97)	3,798	(201)	8,510	(298)
Asset-backed securities	68,805	(161)	—	—	68,805	(161)
MBS:
Agency residential	498,047	(3,771)	21,547	(59)	519,594	(3,830)
Agency commercial	—	—	98,518	(9,061)	98,518	(9,061)
Total MBS	498,047	(3,771)	120,065	(9,120)	618,112	(12,891)
Total debt securities AFS	571,564	(4,029)	175,804	(11,987)	747,368	(16,016)
Debt securities HTM:
State and municipal debt obligations	245	—	138,624	(8,518)	138,869	(8,518)
Corporate debt securities	4,458	(241)	14,295	(451)	18,753	(692)
MBS:
Agency residential	23,548	(72)	425,748	(44,449)	449,296	(44,521)
Agency commercial	—	—	71,509	(5,256)	71,509	(5,256)
Non-agency commercial	459	(1)	989	(82)	1,448	(83)
Total MBS	24,007	(73)	498,246	(49,787)	522,253	(49,860)
Total debt securities HTM	28,710	(314)	651,165	(58,756)	679,875	(59,070)
Total debt securities	$600,274	$(4,343)	$826,969	$(70,743)	$1,427,243	$(75,086)
(1)The unrealized losses of AFS securities excludes the portfolio layer fair value hedge basis adjustments of $37.4 million and $4.0 million at September 30, 2026 and December 31, 2025, respectively.
The Company concluded that no debt securities were impaired at September 30, 2026 based on consideration of several factors. The Company noted that each issuer made all contractually due payments when required. There were no defaults on principal or interest payments, and no interest payments were deferred. Based on management’s analysis of each individual security, the issuers appear to have the ability to meet debt service requirements over the life of the security. Furthermore, the net unrealized losses were primarily due to changes in the general credit and interest rate environment and not credit quality. Additionally, the Company has not utilized securities sales as a source of liquidity and the Company’s liquidity plans include adequate sources of liquidity outside securities sales.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Equity Investments
At September 30, 2026 and December 31, 2025, the Company held equity investments of $65.8 million and $91.9 million, respectively. The equity investments are primarily comprised of investments in other financial institutions and funds, and select financial services institutions’ preferred stocks.
The realized and unrealized gains or losses on equity securities for the three and nine months ended September 30, 2026 and 2025 are shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) gain on equity investments	$(10)	$(7)	$(711)	$686
Less: Net loss recognized on equity investments sold	(80)	352	(535)	352
Unrealized gains (losses) recognized on equity investments still held	$70	$(359)	$(176)	$334
Note 5. Loans Receivable, Net
Loans receivable, net at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Commercial:
Commercial real estate – investor	$9,327,705	$5,420,989
Commercial and industrial:
Commercial and industrial – real estate	1,833,051	986,431
Commercial and industrial – non-real estate	1,997,819	1,227,556
Total commercial and industrial	3,830,870	2,213,987
Total commercial	13,158,575	7,634,976
Consumer:
Residential real estate	3,144,328	3,194,264
Other consumer	188,516	202,763
Total consumer	3,332,844	3,397,027
Total loans receivable	16,491,419	11,032,003
Deferred origination costs, net of fees	18,222	22,389
Allowance for loan credit losses	(212,288)	(83,726)
Total loans receivable, net	$16,297,353	$10,970,666
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize total loans (in thousands) by year of origination, internally assigned credit grades, and risk characteristics. The tables also include gross charge-offs that were recorded for the year to date periods presented, by year of origination (in thousands):

	2026	2025	2024	2023	2022	2021 and prior	Revolving lines of credit	Total
As of September 30, 2026
Commercial real estate - investor
Pass	$673,683	$876,660	$328,016	$493,098	$1,530,210	$4,234,304	$853,263	$8,989,234
Special Mention	261	9,514	66	—	3,953	45,027	3,047	61,868
Substandard	—	31,660	—	1,609	26,207	214,522	2,605	276,603
Total commercial real estate - investor	673,944	917,834	328,082	494,707	1,560,370	4,493,853	858,915	9,327,705
Gross charge-offs	(351)	—	(85)	(411)	(119)	(2,156)	—	(3,122)
Commercial and industrial:
Commercial and industrial - real estate
Pass	310,603	308,929	80,059	91,854	203,867	694,154	43,557	1,733,023
Special Mention	—	484	8,666	1,782	—	17,780	—	28,712
Substandard	—	17,927	33,108	—	179	20,035	67	71,316
Total commercial and industrial - real estate	310,603	327,340	121,833	93,636	204,046	731,969	43,624	1,833,051
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial - non-real estate
Pass	371,037	359,321	191,166	77,283	49,164	56,599	825,456	1,930,026
Special Mention	225	9,385	209	11,284	—	1,637	13,243	35,983
Substandard	459	4,397	625	2,972	878	3,089	19,390	31,810
Total commercial and industrial - non-real estate	371,721	373,103	192,000	91,539	50,042	61,325	858,089	1,997,819
Gross charge-offs	(50)	(203)	(1,102)	—	—	(87)	—	(1,442)
Total commercial and industrial	682,324	700,443	313,833	185,175	254,088	793,294	901,713	3,830,870
Residential real estate (1)
Pass	9,437	455,588	222,591	257,106	493,566	1,698,478	—	3,136,766
Special Mention	—	420	46	186	—	305	—	957
Substandard	—	1,878	1,107	881	—	2,739	—	6,605
Total residential real estate	9,437	457,886	223,744	258,173	493,566	1,701,522	—	3,144,328
Gross charge-offs	—	(100)	(107)	(26)	(28)	(198)	—	(459)
Other consumer (1)
Pass	—	27,394	21,624	20,319	11,983	105,039	—	186,359
Special Mention	—	—	—	—	—	323	—	323
Substandard	—	—	2	163	—	1,669	—	1,834
Total other consumer	—	27,394	21,626	20,482	11,983	107,031	—	188,516
Gross charge-offs	—	—	(29)	—	(5)	(274)	—	(308)
Total loans	$1,365,705	$2,103,557	$887,285	$958,537	$2,320,007	$7,095,700	$1,760,628	$16,491,419
Total gross charge-offs	$(401)	$(303)	$(1,323)	$(437)	$(152)	$(2,715)	$—	$(5,331)
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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

An analysis of the allowance for credit losses on loans for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

		Commercial and Industrial
	Commercial Real Estate – Investor	Commercial and Industrial - Real Estate	Commercial and Industrial - Non-Real Estate	Residential Real Estate	Other Consumer	Total
For the three months ended September 30, 2026
Allowance for credit losses on loans
Balance at beginning of period	$117,354	$21,397	$43,018	$26,877	$1,070	$209,716
Provision (benefit) for credit losses	9,152	(2,620)	(2,004)	(577)	77	4,028
Charge-offs	(2,072)	—	(298)	(76)	(153)	(2,599)
Recoveries	115	3	752	66	207	1,143
Balance at end of period	$124,549	$18,780	$41,468	$26,290	$1,201	$212,288
For the three months ended September 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$32,926	$3,934	$14,822	$26,570	$1,014	$79,266
(Benefit) provision for credit losses	(1,652)	375	4,084	(341)	121	2,587
Charge-offs	(369)	—	(347)	(27)	(107)	(850)
Recoveries	—	3	191	3	36	233
Balance at end of period	$30,905	$4,312	$18,750	$26,205	$1,064	$81,236
For the nine months ended September 30, 2026
Allowance for credit losses on loans
Balance at beginning of period	$29,944	$4,753	$23,376	$24,680	$973	$83,726
Provision (benefit) for credit losses	11,756	(1,792)	(80)	1,014	4	10,902
Initial allowance for credit losses on acquired loans from Flushing (1)	85,748	15,796	18,606	966	215	121,331
Charge-offs	(3,122)	—	(1,442)	(459)	(308)	(5,331)
Recoveries	223	23	1,008	89	317	1,660
Balance at end of period	$124,549	$18,780	$41,468	$26,290	$1,201	$212,288
For the nine months ended September 30, 2025
Allowance for credit losses on loans
Balance at beginning of period	$30,780	$3,817	$10,471	$27,587	$952	$73,607
Provision (benefit) for credit losses	2,184	478	8,400	(290)	328	11,100
Charge-offs	(2,214)	—	(347)	(1,119)	(383)	(4,063)
Recoveries	155	17	226	27	167	592
Balance at end of period	$30,905	$4,312	$18,750	$26,205	$1,064	$81,236
(1)The allowance for credit losses for the nine months ended September 30, 2026 reflects the initial allowance recorded on purchased seasoned loans and purchased credit deteriorated loans acquired in the Flushing merger, in accordance with ASU 2025-08.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral and, therefore, is classified as non-accruing. At September 30, 2026 and December 31, 2025, the Company had collateral dependent loans with an amortized cost balance as follows: commercial real estate - investor of $103.2 million and $13.6 million, respectively, commercial and industrial - real estate of $20.1 million and $4.8 million, respectively, and commercial and industrial - non-real estate of $3.6 million and $603,000, respectively. In addition, the Company had collateral dependent residential and consumer loans with an amortized cost balance of $8.4 million and $5.5 million at September 30, 2026 and December 31, 2025, respectively.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents the recorded investment in non-accrual loans, by loan portfolio segment as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Commercial real estate – investor	$103,225	$13,636
Commercial and industrial:
Commercial and industrial - real estate	20,058	4,813
Commercial and industrial - non-real estate	3,635	640
Total commercial and industrial	23,693	5,453
Residential real estate	11,232	6,200
Other consumer	2,586	2,502
Total non-performing loans	$140,736	$27,791
At September 30, 2026 and December 31, 2025, non-accrual loans were included in the allowance for credit loss calculation and the Company did not recognize or accrue interest income on these loans. At September 30, 2026 and December 31, 2025, there were no loans greater than 90 days past due that were accruing interest.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2026 and December 31, 2025 by loan portfolio segment (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2026
Commercial real estate – investor	$6,224	$24,600	$89,922	$120,746	$9,206,959	$9,327,705
Commercial and industrial:
Commercial and industrial - real estate	2,024	161	18,346	20,531	1,812,520	1,833,051
Commercial and industrial - non-real estate	2,843	2,067	3,013	7,923	1,989,896	1,997,819
Total commercial and industrial	4,867	2,228	21,359	28,454	3,802,416	3,830,870
Residential real estate	2,271	957	6,604	9,832	3,134,496	3,144,328
Other consumer	1,672	323	1,833	3,828	184,688	188,516
Total loans	$15,034	$28,108	$119,718	$162,860	$16,328,559	$16,491,419
December 31, 2025
Commercial real estate – investor	$25,516	$974	$12,333	$38,823	$5,382,166	$5,420,989
Commercial and industrial:
Commercial and industrial - real estate	587	—	4,281	4,868	981,563	986,431
Commercial and industrial - non-real estate	1,220	235	578	2,033	1,225,523	1,227,556
Total commercial and industrial	1,807	235	4,859	6,901	2,207,086	2,213,987
Residential real estate	14,517	3,672	3,673	21,862	3,172,402	3,194,264
Other consumer	1,027	60	1,819	2,906	199,857	202,763
Total loans	$42,867	$4,941	$22,684	$70,492	$10,961,511	$11,032,003

Loan Modifications to Borrowers Experiencing Financial Difficulty
In accordance with ASU 2022-02, the Company has modified and may modify in the future certain loans to borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is subsequently adjusted by an amount equal to the total loss rate as applied to the reduced amortized cost basis. As of September 30, 2026 and December 31, 2025, loans with modifications to borrowers experiencing financial difficulty totaled $24.8 million and $24.9 million, respectively. There were no outstanding commitments to lend additional funds to such borrowers with loan modifications as of September 30, 2026 or December 31, 2025.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Interest Rate Reduction	Combination of Term Extension and Interest Rate Reduction	Combination of Interest Rate Reduction, Term Extension and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended September 30, 2026
Commercial real estate – investor	$—	$—	$1,739	$1,739	0.02%
	$—	$—	$1,739	$1,739	0.01%
For the nine months ended September 30, 2026
Commercial real estate – investor	$1,695	$—	$1,739	$3,434	0.04%
Residential real estate	—	101	—	101	—
	$1,695	$101	$1,739	$3,535	0.02%

	Term Extension	Combination of Term Extension and Other Than Insignificant Payment Delay	Total	% of Total by Loan Portfolio Segment
For the three months ended September 30, 2025
Residential real estate	$246	$—	$246	0.01%
	$246	$—	$246	—%
For the nine months ended September 30, 2025
Commercial real estate – investor	$4,972	$4,423	$9,395	0.18%
Residential real estate	246	—	246	0.01
	$5,218	$4,423	$9,641	0.09%
The modifications during the periods presented had an insignificant financial effect on the Company.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans modified to borrowers experiencing financial difficulty during the twelve months ended September 30, 2026 and 2025 (in thousands):

	Current	90 Days or Greater past due		Total
September 30, 2026
Commercial real estate – investor	$3,434	$773	(1)	$4,207
Residential real estate	101	—		101
	$3,535	$773		$4,308
September 30, 2025
Commercial real estate – investor	$16,684	$—		$16,684
Residential real estate	246	—		246
	$16,930	$—		$16,930
(1) Represents one commercial real estate - investor loan that defaulted during the nine months ended September 30, 2026, which had been modified within the last 12 months.

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6. Deposits
The major types of deposits at September 30, 2026 and December 31, 2025 were as follows (in thousands):

Type of Account	September 30,	December 31,
	2026	2025
Non-interest-bearing	$2,875,003	$1,741,958
Interest-bearing checking	6,333,822	4,354,485
Money market deposit	3,470,934	1,412,917
Savings	1,047,597	986,195
Time deposits	4,352,033	2,468,850
Total deposits	$18,079,389	$10,964,405
Included in time deposits at September 30, 2026 and December 31, 2025 was $1.02 billion and $474.6 million, respectively, of deposits of $250,000 or more. Time deposits also include brokered deposits of $1.05 billion and $609.8 million at September 30, 2026 and December 31, 2025, respectively.
Note 7. Borrowed Funds
Borrowed funds at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
FHLB advances	$1,774,967	$1,397,179
Securities sold under agreements to repurchase with customers	32,852	54,434
Other borrowings	496,565	255,233
Total borrowed funds	$2,304,384	$1,706,846
At September 30, 2026 and December 31, 2025, there were $1.40 billion and $929.2 million, respectively, of FHLB term advances and overnight borrowings from the FHLB of $374.0 million and $468.0 million, respectively.
Pledged assets
The following table presents the assets pledged to secure borrowings, borrowing capacity, repurchase agreements, letters of credit, and for other purposes required by law at carrying value (in thousands):

	Loans	Debt securities	Total
September 30, 2026
FHLB and FRB	$12,021,267	$2,890,242	$14,911,509
Repurchase agreements	—	65,512	65,512
Total pledged assets	$12,021,267	$2,955,754	$14,977,021
December 31, 2025
FHLB and FRB	$7,923,979	$1,367,469	$9,291,448
Repurchase agreements	—	78,422	78,422
Total pledged assets	$7,923,979	$1,445,891	$9,369,870

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
Debt Securities Available-for-Sale
Debt securities classified as AFS are reported at fair value. Fair value of U.S. Treasuries are determined using quoted prices in active markets (Level 1). The majority of the other debt securities are determined using inputs other than quoted prices that are based on market observable information (Level 2). Level 2 debt securities are priced through third-party pricing services or security industry sources that actively participate in the buying and selling of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain debt securities without relying exclusively on quoted prices for the specific securities, but comparing the debt securities to benchmark or comparable debt securities. Certain municipal securities are fair valued using a discounted cash flow methodology and, therefore, are classified as Level 3.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2026
Items measured on a recurring basis:
Debt securities available-for-sale	$1,770,923	$43,482	$1,727,441	$—
Equity investments	13,548	—	13,548	—
Interest rate derivative asset	163,763	—	163,763	—
Interest rate derivative liability	(112,763)	—	(112,763)	—
Credit default swap	(875)	—	—	(875)
Items measured on a non-recurring basis:
Equity investments (1) (2)	52,297	—	—	40,163
Other real estate owned	13,575	—	—	13,575
Loans measured for impairment based on the fair value of the underlying collateral (3)	135,355	—	—	135,355
December 31, 2025
Items measured on a recurring basis:
Debt securities available-for-sale	$1,231,827	$43,385	$1,188,442	$—
Equity investments	45,207	—	45,207	—
Interest rate derivative asset	57,823	—	57,823	—
Interest rate derivative liability	(53,835)	—	(53,835)	—
Credit default swap	(234)	—	—	(234)
Items measured on a non-recurring basis:
Equity investments (1) (2)	46,675	—	—	40,163
Other real estate owned	10,266	—	—	10,266
Loans measured for impairment based on the fair value of the underlying collateral (3)	24,470	—	—	24,470
(1)    As of September 30, 2026 and December 31, 2025, equity investments included $40.2 million and $40.2 million, respectively, of equity investments measured under the measurement alternative. There were no realized gains/losses for the nine months ended September 30, 2026 and December 31, 2025.
(2)    As of September 30, 2026 and December 31, 2025, equity investments included $12.1 million and $6.5 million, respectively, of certain equity investment funds measured at NAV per share (or its equivalent) as a practical expedient to fair value and these equity investments have not been classified in the fair value hierarchy levels.
(3) Primarily consists of commercial loans, which are collateral dependent. The range of fair value adjustments may vary but is generally 0% to 8% on the discount for costs to sell and 0% to 10% on appraisal adjustments.
The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 for the three and nine months ended September 30, 2026 and 2025.

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

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The book value and estimated fair value of the Company’s significant financial instruments not recorded at fair value as of September 30, 2026 and December 31, 2025 are presented in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Book Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2026
Financial Assets:
Cash and due from banks	$269,825	$269,825	$—	$—
Debt securities held-to-maturity	2,996,502	—	2,822,226	—
Restricted equity investments	184,051	—	—	184,051
Loans receivable, net and loans held-for-sale	16,297,353	—	—	15,470,503
Financial Liabilities:
Deposits other than time deposits (1)	13,727,356	—	13,727,356	—
Time deposits	4,352,033	—	4,327,105	—
FHLB advances and other borrowings	2,271,532	—	2,246,013	—
Securities sold under agreements to repurchase with customers	32,852	32,852	—	—
December 31, 2025
Financial Assets:
Cash and due from banks	$135,130	$135,130	$—	$—
Debt securities held-to-maturity	881,568	—	825,790	—
Restricted equity investments	129,329	—	—	129,329
Loans receivable, net and loans held-for-sale	10,976,434	—	—	10,665,389
Financial Liabilities:
Deposits other than time deposits (1)	8,495,555	—	8,495,555	—
Time deposits	2,468,850	—	2,455,199	—
FHLB advances and other borrowings	1,652,412	—	1,662,638	—
Securities sold under agreements to repurchase with customers	54,434	54,434	—	—
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
These interest rate swaps and cap contracts with both the customers and third parties are not designated as hedges under ASC Topic 815, Derivatives and Hedging, and therefore changes in fair value are reported in earnings. As the interest rate swaps and cap contracts are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC Topic 820, Fair Value Measurements. The Company recognized losses of $10,000 and gains of $7,000 in commercial loan swap income resulting from fair value adjustments for the three and nine months ended September 30, 2026, respectively, as compared to losses of $3,000 and $28,000 for the corresponding prior year periods.
Credit Default Swap
In December 2025, the Company entered into a credit default swap related to a $1.52 billion pool of on-balance sheet residential mortgage loans, as the buyer of credit protection, to manage regulatory capital levels and reduce credit risk. The swap is a freestanding derivative as the contract is distinct from the referenced loan agreements and is executed with a separate counterparty. Under the terms of the swap contract, the Company will be compensated for certain credit-related losses on the residential mortgage loan pool, which had a total remaining principal balance of $1.39 billion and $1.50 billion at September 30, 2026 and December 31, 2025, respectively. The credit protection purchased was equal to the credit default swap notional amount of $69.4 million and $75.8 million at September 30, 2026 and December 31, 2025, respectively. As the buyer of credit protection, the Company pays a premium to the protection seller in return for the right to receive a payment if a specified credit event occurs. The credit default swap terminates in October 2055.
The table below presents the effects of the credit default swap on net income, as well as the location on the Consolidated Statements of Income (in thousands):

	Location Recognized in Income	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Loss recognized on credit default swap	Other income	$(32)	$(641)
Premium expense	Other operating expense	863	2,624
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts - Fair Value Hedges
During 2025, the Company entered into interest rate swap derivatives to hedge the changes in fair value of AFS debt securities due to changes in interest rates. The swaps hedge the interest rate risk component of the change in fair value of the hedged

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

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
The following table presents the amortized cost and cumulative basis adjustment for closed portfolios of securities used to designate fair value hedging relationships (in thousands):

	As of September 30, 2026	As of December 31, 2025
AFS securities:
Amortized cost (excluding fair value hedge basis adjustment)	$646,020	$682,878
Fair value hedge basis adjustment	(37,424)	(4,038)
The table below presents the effects of fair value hedges on net interest income, as well as their location on the Consolidated Statements of Income (in thousands):

	Location of Gain/(Loss) Recognized in Income	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
AFS securities:
Gain recognized on derivatives	Interest income - debt securities	$25,201	$33,387
Loss recognized on hedged items	Interest income - debt securities	(24,939)	(33,013)
Net gains recognized on fair value hedges	Interest income - debt securities	$262	$374

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
The table below presents the effect on the Company’s AOCI or AOCL attributable to the cash flow hedge derivatives, net of tax, and the related gains/losses reclassified from AOCI into income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AOCL balance at beginning of period, net of tax	$(581)	$(52)	$—	$(87)
Unrealized gains (losses) recognized in OCI	10,525	(9)	9,944	(102)
Losses reclassified from AOCI into interest income	—	65	—	193
AOCI balance at end of period, net of tax	$9,944	$4	$9,944	$4
During the next twelve months ending September 30, 2027, the Company estimates that there will be no reclassifications into interest income or expense.

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

	Notional	Fair Value
		Other assets	Other liabilities
As of September 30, 2026
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$2,329,372	$112,729	$112,763
Credit default swap	69,400	—	875
Derivatives Designated as Hedging Instruments
Interest rate option contracts - cash flow hedge	1,320,000	13,992	—
Interest rate swap contracts - fair value hedge	634,859	37,042	—
Total Derivatives	$4,353,631	$163,763	$113,638
As of December 31, 2025
Derivatives Not Designated as Hedging Instruments
Interest rate swaps and cap contracts	$1,537,760	$53,768	$53,809
Credit default swap	75,802	—	234
Derivatives Designated as Hedging Instruments
Interest rate swap contract - cash flow hedge	100,000	—	—
Interest rate swap contracts - fair value hedge	678,921	4,055	26
Total Derivatives	$2,392,483	$57,823	$54,069

Credit Risk-Related Mitigating Features
The Company is exposed to credit risk in the event of nonperformance by various derivative counterparties. The Company minimizes risk of nonperformance by being a party to International Swaps and Derivatives Association agreements with third party broker-dealers that require a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. There was no cash collateral posted by the Company with third parties at either September 30, 2026 or December 31, 2025. The amount of cash collateral received from these third parties was $157.8 million and $42.9 million at September 30, 2026 and December 31, 2025, respectively. The amount of cash collateral posted or received with these third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures.
The interest rate derivatives which the Company executes with the commercial borrowers are collateralized by the borrowers’ commercial real estate financed by the Company. The credit default swap is not exposed to counterparty credit risk as it is fully collateralized.
The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $113.6 million and $54.0 million at September 30, 2026 and December 31, 2025, respectively.

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
The following table represents the classification of the Company’s ROU assets and lease liabilities on the Consolidated Statements of Financial Condition (in thousands):

		September 30,	December 31,
		2026	2025
Lease ROU Assets	Classification
Operating lease ROU assets	Other assets	$65,164	$17,596
Finance lease ROU asset	Premises and equipment, net	663	838
Total lease ROU assets		$65,827	$18,434

Lease Liabilities
Operating lease liabilities (1)	Other liabilities	$72,224	$19,037
Finance lease liability	Other borrowings	923	1,143
Total lease liabilities		$73,147	$20,180
(1) Operating lease liabilities excludes liabilities for future rent and estimated lease termination payments related to closed branches of $716,000 and $897,000 at September 30, 2026 and December 31, 2025, respectively.
The following table represents the weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases:

	September 30,	December 31,
	2026	2025
Weighted-Average Remaining Lease Term
Operating leases	6.70 years	5.82 years
Finance lease	2.85 years	3.59 years
Weighted-Average Discount Rate
Operating leases	4.33%	3.57%
Finance lease	5.63	5.63

OceanFirst Financial Corp.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table represents lease expenses and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Expense
Operating lease expense	$3,721	$1,309	$7,100	$3,739
Finance lease expense:
Amortization of ROU assets	59	59	175	175
Interest on lease liabilities (1)	13	17	43	55
Total	$3,793	$1,385	$7,318	$3,969

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,833	$1,322	$7,271	$3,927
Operating cash flows from finance leases	13	17	43	55
Financing cash flows from finance leases	74	70	220	207
(1)Included in borrowed funds interest expense on the Consolidated Statements of Income. All other costs are included in occupancy expense on the Consolidated Statements of Income.
Future minimum payments for the finance lease and operating leases with initial or remaining terms were as follows (in thousands):

	Finance Lease	Operating Leases
For the Year Ending December 31,
2026	$88	$3,894
2027	350	15,294
2028	350	14,244
2029	209	12,901
2030	—	8,846
Thereafter	—	28,572
Total	997	83,751
Less: Imputed interest	(74)	(11,527)
Total lease liabilities	$923	$72,224

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Purchases of Equity Securities
On June 25, 2021, the Board authorized the repurchase of up to 5% of the Company’s outstanding common stock, or 3.0 million shares. On July 16, 2025, the Board authorized a 2025 Stock Repurchase Program to repurchase up to an additional 3.0 million shares. The stock repurchase plans have no scheduled expiration date and the Board has the right to suspend or discontinue the plans at any time. The Company did not repurchase any shares of its common stock through the stock repurchase programs during the three-month period ended September 30, 2026. At September 30, 2026, there were 3,226,284 shares available for repurchase under the Company’s stock repurchase programs.
For the three months ended September 30, 2026, 39,071 shares were repurchased outside of the Company’s stock repurchase programs at an average share price of $19.34. The Company repurchased these shares from employees with vested awards. These shares were repurchased pursuant to the terms of the applicable plan and not under the Company’s share repurchase programs.

	Total Number of Shares Purchased	Average Price Paid per Share
July, 2026 through July 31, 2026	8,724	$19.08
August 1, 2026 through August 31, 2026	23,474	19.42
September 1, 2026 through September 30, 2026	6,873	19.38
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement.”

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OceanFirst Financial Corp.
Registrant

DATE:	November 6, 2026	/s/ Christopher D. Maher
Christopher D. Maher
Chief Executive Officer

DATE:	November 6, 2026	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and Chief Financial Officer